Form 10-K
period 2020-12-31
COLGATE PALMOLIVE CO
filed 2021-02-18
CIK 21665

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of Colgate-Palmolive Company Common Stock held by non-affiliates as of June 30, 2020 (the last business day of its most recently completed second quarter) was approximately $62.8 billion.
There were 848,562,678 shares of Colgate-Palmolive Company Common Stock outstanding as of January 31, 2021.
DOCUMENTS INCORPORATED BY REFERENCE:

Documents	Form 10-K Reference
Portions of Proxy Statement for the 2021 Annual Meeting of Stockholders	Part III, Items 10 through 14

Colgate-Palmolive Company

PART I

ITEM 1.    BUSINESS

(a) General Development of the Business

Colgate-Palmolive Company (together with its subsidiaries, “we,” "us," "our," the “Company” or “Colgate”) is a caring, innovative growth company reimagining a healthier future for all people, their pets and our planet. We seek to deliver sustainable, profitable growth and superior shareholder returns, as well as provide Colgate people with an innovative and inclusive work environment. We do this by developing and selling products globally that make people’s lives healthier and more enjoyable and by embracing our sustainability and social impact and diversity, equity and inclusion strategies across our organization. Our products are marketed in over 200 countries and territories throughout the world. Colgate was founded in 1806 and incorporated under the laws of the State of Delaware in 1923.

For recent business developments and other information, refer to the information set forth under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Executive Overview,” “– Outlook,” “–Results of Operations” and “– Liquidity and Capital Resources” in Part II, Item 7 of this report.

(c) Narrative Description of the Business

We operate in two product segments: Oral, Personal and Home Care; and Pet Nutrition. We are a leader in Oral Care with global leadership in the toothpaste and manual toothbrush categories according to market share data. We sell our toothpastes under brands such as Colgate, Darlie, elmex, hello, meridol, Sorriso and Tom’s of Maine, our toothbrushes under brands such as Colgate, Darlie, elmex and meridol and our mouthwashes under brands such as Colgate, elmex and meridol. Our Oral Care business also includes pharmaceutical products for dentists and other oral health professionals.

We are a leader in many product categories of the Personal Care market with global leadership in liquid hand soap, according to market share data, which we sell under brands such as Palmolive, Protex and Softsoap. Our Personal Care products also include Irish Spring, Palmolive and Protex bar soaps, Irish Spring, Palmolive, Sanex and Softsoap shower gels, Lady Speed Stick, Sanex, Speed Stick and Tom’s of Maine deodorants and antiperspirants, EltaMD, Filorga and PCA Skin skin health products and Palmolive shampoos and conditioners.

We manufacture and market a wide array of products for the Home Care market, including Ajax, Axion and Palmolive dishwashing liquids and Ajax, Fabuloso and Murphy household cleaners. We are a market leader in fabric conditioners with leading brands, including Suavitel in Latin America, Soupline in Europe, and Cuddly in the South Pacific, according to market share data.

Sales of Oral, Personal and Home Care products accounted for 44%, 21% and 18%, respectively, of our total worldwide Net sales in 2020. Geographically, Oral Care is a significant part of our business in Asia Pacific, comprising approximately 81% of Net sales in that region for 2020.

Through our Hill’s Pet Nutrition segment (“Hill’s” or “Pet Nutrition”), we are a world leader in specialty pet nutrition products for dogs and cats with products marketed in over 80 countries and territories worldwide. Hill’s markets pet foods primarily under two brands. Hill’s Science Diet, which is called Hill’s Science Plan in Europe, is a range of products for everyday nutritional needs. Hill’s Prescription Diet is a range of therapeutic products to help nutritionally manage disease conditions in dogs and cats. Sales of Pet Nutrition products accounted for 17% of our total worldwide Net sales in 2020.

For more information regarding our worldwide Net sales by product category, refer to Note 1, Nature of Operations and Note 14, Segment Information to the Consolidated Financial Statements.

For additional information regarding market share data, see “Market Share Information” in Part II, Item 7 of this report.

Distribution; Raw Materials; Competition; Trademarks and Patents

Our Oral, Personal and Home Care products are sold to a variety of traditional and eCommerce retailers, wholesalers and distributors worldwide. Pet Nutrition products are sold by authorized pet supply retailers, veterinarians and eCommerce retailers. Our sales to Wal-Mart, Inc. and its affiliates represent approximately 12% of our Net sales in 2020. No other customer represents more than 10% of our Net sales. We support our products with advertising, promotion and other marketing (with increasing emphasis on digital) to build awareness and trial of our products. Our products are marketed by a direct sales force at individual operating subsidiaries or business units and by distributors or brokers.

The majority of raw and packaging materials used in our products is purchased from other companies and is available from several sources. No single raw or packaging material represents, and no single supplier provides, a significant portion of our total material requirements. For certain materials, however, new suppliers may have to be qualified under industry, governmental and/or Colgate standards, which can require additional investment and take some period of time. Raw and packaging material commodities, such as essential oils, resins, pulp, tropical oils, tallow, corn, poultry and soybeans, are subject to market price variations. For further information regarding the impact of changes in commodity prices, see Item 1A, “Risk Factors - Volatility in material and other costs could adversely impact our profitability” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our products are sold in a highly competitive global marketplace which has experienced increased retail trade concentration, the rapid growth of eCommerce, the integration of traditional and digital operations at key retailers and the growing presence of large-format retailers and discounters. Products similar to those that we produce and sell are available from multinational and local competitors in the U.S. and overseas. Certain of our competitors are larger and have greater resources than we do. In addition, the substantial growth in eCommerce has encouraged the entry of new competitors and business models. In certain geographies, we also face strong local competitors, who may be more agile and have better local consumer insights than we do. Private label brands sold by retailers are also a source of competition for certain of our products.

The retail landscape in many of our markets continues to evolve as a result of the rapid growth of eCommerce retailers, changing consumer preferences (as consumers increasingly shop online) and the increased presence of alternative retail channels, such as subscription services and direct-to-customer businesses. COVID-19 has accelerated these trends, either on a temporary or permanent basis, and we have witnessed consumers changing their purchasing patterns, including the nature and/or frequency of visits by consumers to retailers and dental, veterinary and skin health professionals as well as a shift, in many markets, to purchasing our products online. We face competition in several aspects of our business, including pricing, promotional activities, new product and brand introductions and expansion into new geographies and channels. Product quality, innovation, brand recognition, marketing capability and acceptance of new products and brands largely determine success in Colgate’s operating segments.

We consider trademarks to be of material importance to our business. We follow a practice of seeking trademark protection in the U.S. and throughout the world where our products are sold. Principal global and regional trademarks include Colgate, Palmolive, elmex, hello, meridol, Sorriso, Tom’s of Maine, EltaMD, Filorga, Irish Spring, Lady Speed Stick, PCA Skin, Protex, Sanex, Softsoap, Speed Stick, Ajax, Axion, Fabuloso, Murphy, Soupline and Suavitel, as well as Hill’s Science Diet and Hill’s Prescription Diet. Our rights in these trademarks endure for as long as they are used and/or registered. Although we actively develop and maintain a portfolio of patents, no single patent is considered significant to the business as a whole.

COVID-19

COVID-19 and government steps to reduce the spread and address the impact of COVID-19 have had and continue to have a profound impact on the way people live, work, interact and shop and have significantly impacted and may continue to impact economic activity around the world.

During 2020, many of the communities in which we manufacture, market and sell our products experienced unprecedented “stay at home” orders, travel or movement restrictions and other government actions to reduce the spread and address the impact of COVID-19, and have implemented varying policies to resume economic activity. Because the vast majority of our products (such as oral care products, soaps and other personal hygiene products, home cleaners and pet food) have been deemed essential for the health and well-being of people and their pets, we have, in most instances, been able to continue operating our business. In doing so, the health, safety and well-being of our employees has been and remains our first priority. In addition, some of our suppliers, customers, distributors and service providers have experienced disruptions to their businesses.

We saw a significant increase in demand across many of our categories in 2020, driven by consumer pantry-loading and increased consumption of our products in response to COVID-19. This was particularly true in certain categories, such as liquid hand soap, dish liquid, bar soap and cleaners, and we believe that some of the increase in consumption in these categories is sustainable in light of changes in consumer behavior related to COVID-19. As a result, we have seen and expect to continue to see heightened competitive activity from our competitors in certain categories, including more aggressive product claims and marketing challenges and the marketing of new products in high demand categories. At the same time, in 2020, we continued to experience declines in certain channels, including professional sales and travel retail, due to the economic slowdown and restricted consumer movement in many geographies throughout the world. We also continue to see changes in the purchasing patterns of our consumers, including the nature and/or frequency of visits by consumers to retailers and dental, veterinary and skin health professionals and a shift in many markets to purchasing our products online.
COVID-19 and government steps to reduce the spread and address the impact of COVID-19 have impacted and may continue to impact our consumers’ ability to purchase and our ability to manufacture and distribute our products. We expect the ongoing economic impact and health concerns associated with COVID-19 to continue to impact consumer behavior, shopping patterns and consumption preferences despite the lifting of government restrictions and the reopening of economies around the world.

For additional information regarding COVID-19’s impact on our business, see Part I, Item 1A “Risk Factors” and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Executive Overview.”

Government Regulations

As a global company, we are subject to extensive governmental regulations, including environmental rules and regulations, in the U.S. and abroad. The most significant government regulations that impact our business are discussed below. It is our policy and practice to comply with all government regulations applicable to our business. In 2020, compliance with these regulations did not have, and we do not expect such compliance in the future to have, a material adverse effect on our capital expenditures, earnings or competitive position. For further discussion of how global legal and regulatory requirements may impact our business, see Part I, Item 1A, “Risk Factors.”

Product Development: Legal and regulatory requirements apply to most aspects of our products, including their development, ingredients, formulation, manufacture, packaging content, labeling, storage, transportation, distribution, export, import, advertising, sale and environmental impact. U.S. federal authorities, including the U.S. Food and Drug Administration, the Federal Trade Commission, the Consumer Product Safety Commission, the Occupational, Health and Safety Administration and the Environmental Protection Agency, regulate different aspects of our business, along with parallel authorities at the state and local levels and comparable authorities overseas.

Anti-Corruption, Anti-Bribery, Commercial Bribery and Competition: We are subject to anti-corruption laws and regulations, including the U.S. Foreign Corrupt Practices Act and other laws that generally prohibit the making or offering of improper payments to foreign government officials and political figures for the purpose of obtaining or retaining business or to gain an unfair business advantage, and laws that prohibit commercial bribery. In addition, our selling practices are regulated by competition law authorities in the U.S. and abroad.

Privacy and Data Protection: Our collection, storage, transfer and/or processing of customer, consumer, employee, vendor and other stakeholder information and personal data is subject to privacy, data use and data security regulations in the U.S. and abroad, including the General Data Protection Regulation and the California Consumer Privacy Act of 2018.

Human Capital Management

Human capital matters at Colgate are managed by our Global Human Resources function, led by our Chief Human Resources Officer, with oversight from the Personnel and Organization Committee of our Board of Directors (the "Board"). As of December 31, 2020, we had approximately 34,200 employees based in over 100 countries. Approximately 70% of our revenues are generated from markets outside the U.S. and 86% of our employees are located outside the U.S. Approximately 36% of our employees are based in Asia Pacific, 30% are based in Latin America, 15% are based in North America, 14% are based in Europe and 5% are based in Africa/Eurasia. Our global workforce covers a broad range of functions, from manufacturing employees to management personnel and certain of our employees are represented by unions or works councils.

Colgate’s Culture and Core Values

As we work to achieve Colgate’s purpose to reimagine a healthier future for all people, their pets and our planet, Colgate people, working around the world, share a commitment to our three core corporate values: Caring, Global Teamwork and Continuous Improvement. These values are reflected not only in the quality of our products and reputation, but also in our dedication to serving the communities where we live and work, as reflected in our sustainability and social impact and diversity, equity and inclusion strategies. With these values, we work to maintain a strong culture based on integrity, ethical behavior and a commitment to doing the right thing. Underlying these values and our strong culture is a commitment of all Colgate people to maintain the highest ethical standards and demonstrate ethical leadership, including compliance with Colgate policies and our Code of Ethics.

CARING: We care about people — Colgate people, consumers, customers, stockholders and business partners. We are committed to acting with compassion, integrity, honesty and high ethics in all situations and to providing our employees with an innovative and inclusive work environment. As a reflection of Colgate’s caring value, during the COVID-19 pandemic, protecting the health, safety and well-being of Colgate people has been and remains our first priority. Many of our employees globally have worked from home during the pandemic. We implemented additional health and safety measures and social distancing protocols to help ensure employee safety when work from home is not possible. We also offered Colgate people and their families enhanced mental health and wellness benefit offerings. Combined with the fact that the vast majority of our products have been deemed “essential” for the health and well-being of people and their pets, these efforts have, in most instances, enabled us to continue to operate during the pandemic providing consumers with the health and hygiene products they need and want.

GLOBAL TEAMWORK: All Colgate people are part of a global team, committed to working together across countries and throughout the world. Only by sharing ideas, technologies and talents can we achieve and sustain profitable growth.

CONTINUOUS IMPROVEMENT: We are committed to getting better every day in all that we do, as individuals and as teams. We continue to transform our learning strategy to better meet the evolving expectations of the modern workforce and create a continuous learning culture. All of our employees worldwide are provided with a series of training programs focused on building leadership skills. Our focus is to develop the strategic organizational capabilities that will drive current and future growth for Colgate by offering learning experiences that are closely aligned to our business strategy. Specifically, we are focused on implementing new ways of working and instilling a growth mindset to drive experimentation, digitization and innovation with agility and resilience.

Diversity, Equity & Inclusion

We believe our people are crucial to our ongoing business success. We celebrate differences, promote an inclusive environment and value the contributions of all Colgate people. As a truly global company, we are working to ensure that our workforce reflects the diversity of the communities in which we live and work. As of December 31, 2020, our global workforce was 60% male and 40% female, and women represented 41% of Colgate’s executives. Measuring the race/ethnicity of our workforce is challenging to do on a global basis. In the U.S., on an employee self-reported basis, the racial/ethnic composition of our workforce was approximately 67% White, 11% Hispanic, 9% Black, 8% Asian and 5% other.

We are committed to providing all of our employees with an inclusive work environment, learning opportunities and promotion and growth opportunities. A vital piece of our diversity, equity and inclusion strategy has been ensuring that our talent management process incorporates the advancement of women and people of all cultures, including underrepresented communities. To help further foster inclusiveness, we support employee resource groups for team members of many different underrepresented communities. Each of these resource groups contributes to our inclusive work environment by developing and implementing programs to promote business and community involvement as well as cultural awareness. We also partner with external organizations to develop an inclusive and supportive work environment.

Our global diversity, equity and inclusion strategy aims to further advance our commitment to become an even more diverse, equitable and inclusive organization. The four pillars of our strategy are People, Community, Supplier Diversity and Communication. Consistent with this strategy, we are working to implement policies, learning experiences and processes that promote awareness, empathy, advocacy and opportunity; become an ally for positive change for the underserved in communities in which we live and work; support minority and women-owned suppliers to enable success of diversity-owned businesses; and promote dialogue around diversity, equity and inclusion to increase awareness and advance the culture change to achieve our vision.

Succession Planning

We have a rigorous succession planning process, led by our Global Human Resources function. Our Board is also extensively involved in succession planning and people development with special focus on CEO succession. As part of the succession planning process, we review and discuss potential successors to key positions and examine backgrounds, capabilities and appropriate developmental assignments.

Compensation Philosophy

Given the importance of Colgate people to our business success, attracting, motivating and retaining high-quality talent is a key focus. We view compensation as an important tool to motivate leaders at all levels of the organization. For information regarding our compensation philosophy and executive compensation programs, please see our Proxy Statement to be filed with the United States Securities and Exchange Commission (the “SEC”) in connection with the 2021 Annual Meeting of Stockholders.

Information about our Executive Officers

The following is a list of our executive officers as of February 18, 2021:

Name	Age	Date First Elected Officer	Present Title
Noel R. Wallace	56	2009	Chairman of the Board, President and Chief Executive Officer
Stanley J. Sutula III	55	2020	Chief Financial Officer
Patricia Verduin	61	2011	Chief Technology Officer
Jennifer M. Daniels	57	2014	Chief Legal Officer and Secretary
Philip G. Shotts	66	2018	Vice President and Controller
John W. Kooyman	56	2019	Chief of Staff
Prabha Parameswaran	62	2019	Group President, Global Innovation Group
Panagiotis Tsourapas	56	2019	Group President, Latin America, Asia Pacific & Africa-Eurasia
Sally Massey	47	2020	Chief Human Resources Officer

Each of our executive officers listed above has served the Company or our subsidiaries in various executive capacities for the past five years with the exception of Stanley J. Sutula III, who joined the Company in 2020 as Chief Financial Officer. Prior to joining the Company, Mr. Sutula was Executive Vice President and Chief Financial Officer of Pitney Bowes Inc. (“Pitney Bowes”), which he joined in 2017. Prior to Pitney Bowes, Mr. Sutula served in various executive finance positions at International Business Machines Corporation.

Under our By-Laws, our officers hold office until their respective successors are chosen and qualified or until they have resigned, retired or been removed by the affirmative vote of a majority of our Board. There are no family relationships between any of our executive officers, and there is no arrangement or understanding between any executive officer and any other person pursuant to which the executive officer was elected.

(e) Available Information

Our website address is www.colgatepalmolive.com. The information contained on our website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K. We make available, free of charge, on our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, interactive data files posted pursuant to Rule 405 of Regulation S-T, Current Reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Also available on our website are the Company’s Code of Conduct and Board Guidelines on Significant Corporate Governance Issues, the charters of the Committees of the Board, Specialized Disclosure Reports on Form SD, reports under Section 16 of the Exchange Act of transactions in Company stock by directors and executive officers and our proxy statements.

ITEM 1A.    RISK FACTORS

In addition to the risks described elsewhere in this report, set forth below is a summary of the material risks to an investment in our securities. These risks, some of which have occurred and/or are occurring and any of which could occur in the future, are not the only ones we face. Additional risks not presently known to us or that we currently deem immaterial may also have an adverse effect on us. If any of these risks actually occur, our business, results of operations, cash flows and financial condition could be materially and adversely impacted, which might cause the value of our securities to decline.

Business and Industry Risks

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

We operate on a global basis serving consumers in more than 200 countries and territories with approximately 70% of our Net sales originating in markets outside the U.S. While geographic diversity helps to reduce our exposure to risks in any one country or part of the world, it also means that we face risks associated with significant international operations, including, but not limited to:

•changes in exchange rates for foreign currencies, which may reduce the U.S. dollar value of revenues, profits and cash flows from non-U.S. markets or increase our supply costs, as measured in U.S. dollars, in those markets;

•exchange controls and other limits on our ability to import or export raw materials or finished product, including as a result of COVID-19, or to repatriate earnings from overseas;

•political or economic instability, geopolitical events, environmental events, widespread health emergencies, such as COVID-19 or other pandemics or epidemics, natural disasters or social or labor unrest;

•changing macroeconomic conditions in our markets, including as a result of volatile commodity prices, including the price of oil;

•lack of well-established, reliable and/or impartial legal systems in certain countries where we operate and difficulties in enforcing contractual, intellectual property or other legal rights;

•foreign ownership and investment restrictions and the potential for nationalization or expropriation of property or other resources; and

•changes to trade policies and agreements and other foreign or domestic legal and regulatory requirements, including those resulting in potentially adverse tax consequences or the imposition of and/or the increase in onerous trade restrictions and/or tariffs, sanctions, price controls, labor laws, travel or immigration restrictions, including as a result of COVID-19 or other pandemics or epidemics, profit controls or other government controls.

Any or all of the foregoing risks could have a significant impact on our ability to sell our products on a competitive basis in international markets and may adversely affect our business, results of operations, cash flows and financial condition. In addition, a number of these risks may adversely impact consumer confidence and consumption, which could reduce sales volumes of our products or result in a shift in our product mix from higher margin to lower margin product offerings.

In addition, the impact of the United Kingdom’s exit from the European Union (commonly referred to as Brexit) continues to be unclear. Brexit continues to pose legal, political and economic uncertainty, which could subject us to heightened risks in the region, including disruptions to trade and the free movement of goods, services and people to and from the United Kingdom, increased foreign exchange volatility with respect to the British pound and disruptions to our workforce and that of our suppliers and business partners. We do not, however, believe Brexit has had or will have a material impact on our business, results of operations, cash flows or financial condition.

Furthermore, the imposition of tariffs and/or increase in tariffs on various products by the United States and other countries have introduced greater uncertainty with respect to trade policies and government regulations affecting trade between the United States and other countries and new and/or increased tariffs have subjected, and may continue in the future to subject, us to additional costs and expenditure of resources. Major developments in trade relations, including the imposition of new or increased tariffs by the United States and/or other countries, and any emerging nationalist trends in specific countries could alter the trade environment and consumer purchasing behavior which, in turn, could have a material effect on our business, results of operations, cash flows and financial condition.

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

We face vigorous competition worldwide, including from strong local competitors and from other large, multinational companies, some of which have greater resources than we do. In addition, the substantial growth in eCommerce has encouraged the entry of new competitors and business models.

We face competition in several aspects of our business, including pricing, promotional activities, new product introductions and expansion into new geographies and channels. Some of our competitors may spend more aggressively on or have more effective advertising and promotional activities than we do, introduce competing products more quickly and/or respond more effectively to business and economic conditions and changing consumer preferences, including by launching innovative new products. Such competition also extends to administrative and legal challenges of product claims and advertising. Our success is increasingly dependent on our ability to effectively leverage digital technology and data analytics to gain new commercial insights and develop relevant marketing and advertising to reach customers and consumers. In addition, we have experienced and may continue to experience increased demand for many of our products in response to COVID-19. As a result, we have seen and expect to continue to see heightened competitive activity from our competitors in certain of our categories, including more aggressive product claims and marketing challenges and the marketing of new products in high demand categories. Our ability to compete also depends on the strength of our brands and on our ability to enforce and defend our intellectual property, including patent, trademark, copyright, trade secret and trade dress rights, against infringement and legal challenges by competitors.

We may be unable to anticipate the timing and scale of such initiatives or challenges by competitors or to successfully respond to them, which could harm our business. In addition, the cost of responding to such initiatives and challenges, including management time, out-of-pocket expenses and price reductions, may affect our performance. A failure to compete effectively could adversely affect our business, results of operations, cash flows and financial condition.

Increasing dependence on key retailers in developed markets, changes in the policies of our retail trade customers, the emergence of alternative retail channels and the rapidly changing retail landscape may adversely affect our business.

Our products are sold in a highly competitive global marketplace which has experienced increased trade concentration and the growing presence of large-format retailers, discounters and eCommerce retailers. With the growing trend toward retail trade consolidation, the rapid growth of eCommerce and the integration of traditional and digital operations at key retailers, we are increasingly dependent on certain retailers, and some of these retailers have and may continue to have greater bargaining strength than we do. They have used and may continue to use this leverage to demand higher trade discounts, allowances, slotting fees or increased investment, including through display media, paid search, preparation fees and co-op programs, which could lead to reduced sales or profitability. The loss of a key customer or a significant reduction in sales to a key customer could adversely affect our business, results of operations, cash flows and financial condition. For additional information regarding our customers, see “Distribution; Raw Materials; Competition; Trademarks and Patents” in Item 1 “Business.”

We also have been and may continue to be negatively affected by changes in the policies or practices of our retail trade customers, such as inventory de-stocking, limitations on access to shelf space, delisting of our products, or environmental, sustainability, supply chain or packaging initiatives and other conditions. For example, a determination by a key retailer that any of our ingredients should not be used in certain consumer products or that our packaging does not comply with certain environmental, supply chain or packaging standards or initiatives could adversely impact our business, results of operations, cash flows and financial condition. In addition, “private label” products sold by our retail customers, which are typically sold at lower prices than branded products, are a source of competition for certain of our products. In addition, the retail landscape in many of our markets continues to evolve as a result of the rapid growth of eCommerce retailers, changing consumer preferences (as consumers increasingly shop online) and the increased presence of alternative retail channels, such as subscription services and direct-to-customer businesses. The rapid growth in eCommerce and the emergence of alternative retail channels have created and may continue to create pricing pressures and/or adversely affect our relationships with our key retailers. If we are not successful in continuing to adapt or effectively react to changes in consumer preferences, purchasing patterns and market dynamics and/or expanding sales through eCommerce retailers and other alternative retail channels, our business, results of operations, cash flows and financial condition could be adversely affected.

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

Our growth depends on the continued success of existing products, the successful identification, development and launch of innovative new and differentiated products and the expansion into adjacent categories, channels of distribution or geographies. Our ability to launch new products, to sustain existing products and to expand into adjacent categories, channels of distribution or geographies is affected by whether we can successfully:

•identify, develop and fund technological innovations;

•obtain and maintain necessary intellectual property protection and avoid infringing intellectual property rights of others;

•obtain approvals and registrations of regulated products, including from the FDA and other regulatory bodies in the U.S. and abroad; and

•anticipate and quickly respond to the needs and preferences of consumers and customers.

The identification, development and introduction of innovative new products that drive incremental sales involves considerable costs and effort, and any new product may not generate sufficient customer and consumer interest and sales to become a profitable product or to cover the costs of its development and promotion. Our ability to achieve a successful launch of a new product could also be adversely affected by preemptive actions taken by competitors in response to the launch, such as increased promotional activities and advertising. In addition, new products may not be accepted quickly or significantly in the marketplace.

Our ability to quickly innovate and to adapt and market our products to meet evolving consumer preferences and to adapt our packaging to meet evolving customer preferences is an essential part of our business strategy. The failure to develop and launch successful new products or to adapt our packaging and supply chain to meet such preferences could hinder the growth of our business and any delay in the development or launch of a new product could result in us not being the first to market, which could compromise our competitive position and adversely affect our business, results of operations, cash flows and financial condition.

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

We face various risks related to pandemics, epidemics or similar widespread public health concerns, including the COVID-19 pandemic. A pandemic, epidemic or similar widespread health concern could have, and COVID-19 has had and will continue to have, a variety of impacts on our business, results of operations, cash flows and financial condition, including:

•Our ability to continue to maintain and support the health, safety and well-being of our employees, including key employees;

•Volatility in the demand for and availability of our products, which may be caused by the temporary inability of our consumers to purchase our products due to illness, financial hardship, quarantine, government actions mandating the closure of our distributors or retailers or imposing travel or movement restrictions, shifts in demand and consumption away from more discretionary or higher priced products to lower-priced products or pantry-loading activity;

•Substantial increases in demand for certain of our products requiring us to increase our production capacity or acquire additional capacity at an additional cost and expense;

•Changes in purchasing patterns of our consumers, including the frequency of in-store visits by consumers to retailers and dental, veterinary and skin health professionals and a shift to purchasing our products online from eCommerce retailers;

•Disruptions to our global supply chain, including the closure of manufacturing and distribution facilities, due to, among other things, the availability of raw and packaging materials or manufacturing components; a decrease in our workforce or in the efficiency of such workforce, including as a result of illness, travel restrictions, absenteeism or governmental regulations; transportation and logistics challenges, including as a result of port and border closures and other governmental restrictions or reduced shipping capacity; or the impact of COVID-19 on our retailers, third party suppliers, contract manufacturers, logistics providers or distributors;

•Failure of third parties on which we rely, including our retailers, suppliers, contract manufacturers, logistics providers, customers, commercial banks, joint venture partners and external business partners, to meet their obligations to us, or significant disruptions in their ability to do so, which may be caused by their own financial or operational difficulties;

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

•Disruptions and volatility in the global capital markets, which may increase the cost of capital and adversely impact our access to capital; and/or

•Volatility in foreign exchange rates and in raw and packaging materials and logistics costs.

Despite our efforts to manage these impacts, their ultimate impact also depends on factors beyond our knowledge or control, including the duration, severity and geographic scope of an outbreak, such as COVID-19, the availability, widespread distribution and use of safe and effective vaccines and the actions taken to contain its spread and mitigate its public health and economic effects.

Damage to our reputation could have an adverse effect on our business.

Maintaining our strong reputation with consumers and our trade partners globally is critical to selling our branded products. Accordingly, we devote significant time and resources to programs designed to protect and preserve our reputation, such as our Ethics and Compliance, Diversity, Equity and Inclusion, Sustainability and Social Impact, Brand Protection and Product Safety, Regulatory and Quality initiatives. Negative publicity about us, our brands, our products, our supply chain, our ingredients, our packaging, our environmental, social and governance practices, including as they relate to diversity, equity and inclusion, or our employees, whether or not deserved, could jeopardize our reputation. Such negative publicity could relate to, among other things, health concerns, threatened or pending litigation or regulatory proceedings, environmental impacts (including deforestation, packaging, plastic, energy and water use and waste management), our environmental, social and governance practices, or other sustainability or policy issues. In addition, widespread use of digital and social media by consumers has greatly increased the accessibility of information and the speed of its dissemination. Negative publicity, posts or comments on social media about us, our brands, our products, our packaging or our employees, whether true or untrue, could damage our brands and our reputation. The success of our brands could also suffer if our marketing initiatives do not have the desired impact on a brand’s image or its ability to attract consumers.

Additionally, due to the scale and scope of our business, we must rely on relationships with third parties, including our suppliers, distributors, contractors, joint venture partners and other external business partners, for certain functions. While we have policies and procedures for managing these relationships, they inherently involve a lesser degree of control over business operations, compliance and environmental, social and governance practices, thereby potentially increasing our reputational and legal risk.

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

Our success depends upon our ability to recruit, attract and retain key employees, including through the implementation of diversity, equity and inclusion initiatives, and the succession of senior management.

Our success largely depends on the performance of our management team and other key employees. If we are unable to recruit, attract and retain talented, highly qualified senior management and other key people, our business, results of operations, cash flows and financial condition could be adversely affected. Successfully executing organizational change, including management transitions at leadership levels of the Company and succession plans for senior management, is critical to our business success. While we follow a disciplined, ongoing succession planning process and have succession plans in place for senior management and other key executives, these do not guarantee that the services of qualified senior executives will continue to be available to us at particular moments in time. Further, changes in immigration laws and policies, including during the COVID-19 pandemic, have made in certain circumstances and may continue to make it more difficult for us to recruit or relocate highly skilled technical, professional and management personnel to meet our business needs. In addition, we are working to advance culture change through the implementation of diversity, equity and inclusion initiatives throughout our organization. If we do not (or are perceived not to) successfully implement these initiatives, our ability to recruit, attract and retain talent may be adversely impacted.

We have pursued and may continue to pursue acquisitions and divestitures, which could adversely impact our business.

We have pursued and may continue to pursue acquisitions of brands, businesses or technologies from third parties. Acquisitions and their pursuit involve numerous potential risks, including, among other things:

•realizing the full extent of the expected benefits or synergies as a result of a transaction, within the anticipated time frame, or at all;

•successfully integrating the operations, technologies, services, products and systems of the acquired brands or businesses in an effective, timely and cost-efficient manner;

•receiving necessary consents, clearances and approvals in connection with a transaction;

•diverting management’s attention from other business priorities;

•successfully operating in new lines of business, channels of distribution or markets;

•retaining key employees, partners, suppliers and customers of the acquired business;

•conforming standards, controls, procedures and policies of the acquired business with our own;

•developing or launching products with acquired technologies; and

•other unanticipated problems or liabilities.

Moreover, acquisitions have resulted in and could in the future result in substantial additional debt, exposure to contingent liabilities, such as litigation or earn-out obligations, the potential impairment of goodwill or other intangible assets, or transaction costs. Any of these risks, should they materialize, could adversely impact our business, results of operations, cash flows and financial condition.

We have divested and may in the future periodically divest brands or businesses. These divestitures may adversely impact our business, results of operations, cash flows and financial condition if we are unable to offset the dilutive impacts from the loss of revenue associated with the divested brands or businesses, or otherwise achieve the anticipated benefits or cost savings from the divestitures. In addition, businesses under consideration for, or otherwise subject to, divestiture may be adversely impacted prior to the divestiture, which could negatively impact our business, results of operations, cash flows and financial condition.

Operational Risks

Our business results are impacted by our ability to manage disruptions in our global supply chain and/or key office facilities.

We are engaged in manufacturing and sourcing of products and materials on a global scale. Our operations and those of our suppliers, contract manufacturers or logistics providers have been and may continue to be disrupted by a number of factors, including, but not limited to:

•environmental events;

•widespread health emergencies, such as COVID-19 or other pandemics or epidemics;

•strikes and other labor disputes;

•disruptions in logistics;

•loss or impairment of key manufacturing sites;

•loss of key suppliers or contract manufacturers;

•supplier capacity constraints;

•raw material and product quality or safety issues;

•industrial accidents or other occupational health and safety issues;

•the impact on our suppliers of tighter credit or capital markets;

•the lack of availability of qualified personnel, such as truck drivers;

•governmental incentives and controls (including import and export restrictions, such as new or increased tariffs, sanctions, quotas or trade barriers); and

•natural disasters, including climatic events (including any potential effect of climate change) and earthquakes, acts of war or terrorism, political unrest or uncertainty, fires or explosions, cyber-security incidents and other external factors over which we have no control.

In addition, we purchase certain key raw and packaging materials from single-source suppliers or a limited number of suppliers and new suppliers may have to be qualified under industry, governmental and Colgate standards, which can require additional investment and take a significant period of time.

We believe that the supplies of raw and packaging materials needed to manufacture our products are adequate. In addition, we have business continuity and contingency plans in place for key manufacturing sites and contract manufacturers and the supply of raw and packaging materials. Nonetheless, a significant disruption to the manufacturing or sourcing of products or materials for any reason, including those mentioned above, could interrupt product supply and, if not remedied, could have an adverse impact on our business, results of operations, cash flows and financial condition.

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

Raw and packaging material commodities, such as essential oils, resins, pulp, tropical oils, tallow, corn, poultry and soybeans, are subject to market price variations. Increases in the costs of and/or a reduction in the availability of commodities, energy and logistics and other necessary services, including during the COVID-19 pandemic, have affected and may continue to adversely affect our profit margins. If commodity and other cost increases continue in the future and we are unable to pass along such higher costs in the form of price increases, achieve cost efficiencies, such as in manufacturing and distribution, or otherwise manage the exposure through sourcing strategies, ongoing productivity initiatives and the limited use of commodity hedging contracts, our business, results of operations, cash flows and financial condition could be adversely impacted. In addition, even if we are able to increase the prices of our products in response to commodity and other cost increases, we may not be able to sustain the price increases. Also, sustained price increases may lead to declines in volume as competitors may not adjust their prices or consumers may decide not to pay higher prices, which could lead to sales declines and loss of market share and could adversely affect our business, results of operations, cash flows and financial condition. See “Our business results depend on our ability to manage disruptions in our global supply chain and/or key office facilities” above for additional information.

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

We rely extensively on information technology systems (“IT Systems”), including some which are managed, hosted, provided and/or used by third parties, including cloud-based service providers, and their vendors, in order to conduct our business. Our uses of these systems include, but are not limited to:

•communicating within our company and with other parties, including our customers and consumers;

•ordering and managing materials from suppliers;

•converting materials to finished products;

•receiving and processing orders from, shipping products to and invoicing our customers and consumers;

•marketing products to consumers;

•collecting, storing, transferring and/or processing customer, consumer, employee, vendor, investor and other stakeholder information and personal data, including, but not limited to, such data from residents of the European Union who are covered by the General Data Protection Regulation, which went into effect on May 25, 2018, and residents of the State of California who are covered by the California Consumer Privacy Act of 2018, which went into effect on January 1, 2020;

•processing transactions, including but not limited to employee payroll, employee and retiree benefits and payments to customers and vendors;

•hosting, processing and sharing confidential and proprietary research, intellectual property, business plans and financial information;

•summarizing and reporting results of operations, including financial reporting;

•managing our banking and other cash liquidity systems and platforms;

•complying with legal, regulatory and tax requirements;

•providing data security; and

•handling other processes involved in managing our business.

Although we have a broad array of information security measures in place, our IT Systems, including those of third-party service providers with whom we have contracted, have been, and will likely continue to be, subject to computer viruses or other malicious codes, unauthorized access attempts, phishing and other cyber-attacks. Cyber-attacks and other cyber incidents are occurring more frequently, are constantly evolving in nature, are becoming more sophisticated and are being made by groups, individuals and nation states with a wide range of expertise and motives. Such cyber-attacks and cyber incidents can take many forms, including cyber extortion, social engineering, password theft or introduction of viruses or malware, such as ransomware through phishing emails. We cannot guarantee that our security efforts will prevent breaches or breakdowns of our, or our third-party service providers’, IT Systems since the techniques used in these attacks change frequently and may be difficult to detect for periods of time. In addition, although we have policies and procedures in place to ensure that all personal information collected by us or our third-party service providers is securely maintained, data breaches due to human error or intentional or unintentional conduct have occurred and likely will continue to occur. Furthermore, we periodically upgrade our IT Systems or adopt new technologies. If such an upgrade or new technology does not function as designed, does not go as planned or increases our exposure to a cyber-attack or cyber incident, it may adversely impact our business, including our ability to ship products to customers, issue invoices and process payments or order raw and packaging materials. Although we have seen no material impact on our business operations from the cyber-security attacks and data breaches we have experienced to date, if we suffer a significant loss or disclosure of confidential business or stakeholder information as a result of a breach of our IT Systems, including those of third-party service providers with whom we have contracted, or otherwise, we may suffer reputational, competitive and/or business harm, incur significant costs and be subject to government investigations, litigation, fines and/or damages, which may adversely impact our business, results of operations, cash flows and financial condition.

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

Climate change and other sustainability matters may have an adverse impact on our business and results of operations.

It has been reported that carbon dioxide and other greenhouse gases in the atmosphere have an adverse impact on global temperatures, weather patterns and the frequency and severity of extreme weather and natural disasters. The predicted effects of climate change may also exacerbate challenges regarding the availability and quality of water and other ingredients. In addition, concern over climate change may result in new or additional legal and regulatory requirements to reduce or mitigate the effects of climate change on the environment. Despite our sustainability efforts, any failure to achieve our sustainability goals, including those aimed to reduce our impact on, improve or preserve the environment, or the perception (whether or not valid) that we have failed to act responsibly with respect to such matters or to effectively respond to new or additional legal or regulatory requirements regarding climate change, could result in adverse publicity and adversely affect our business and reputation. There is also increased focus, including by governmental and non-governmental organizations, investors, customers, consumers, our employees and other stakeholders on these and other sustainability matters, including responsible sourcing and deforestation, the use of plastic, energy and water, the recyclability or recoverability of packaging, including single-use and other plastic packaging and ingredient transparency. Our reputation could be damaged if we do not (or are perceived not to) act responsibly with respect to sustainability matters, which could adversely affect our business, results of operations, cash flows and financial condition.

Legal and Regulatory Risks

Our business is subject to legal and regulatory risks in the U.S. and abroad.

Our business is subject to extensive legal and regulatory requirements in the U.S. and abroad. Such legal and regulatory requirements apply to most aspects of our products, including their development, ingredients, formulation, manufacture, packaging content, labeling, storage, transportation, distribution, export, import, advertising, sale and environmental impact. U.S. federal authorities, including the U.S. Food and Drug Administration (the “FDA”), the Federal Trade Commission, the Consumer Product Safety Commission, the Occupational Safety and Health Administration and the Environmental Protection Agency, regulate different aspects of our business, along with parallel authorities at the state and local levels and comparable authorities overseas. In addition, our selling practices are regulated by competition law authorities in the U.S. and abroad.

New or more stringent legal or regulatory requirements, or more restrictive interpretations of existing requirements, could adversely impact our business, results of operations, cash flows and financial condition. For example, from time to time, various regulatory authorities around the world review the use of various ingredients and packaging content in consumer products. While we monitor and seek to mitigate the impact of any emerging information, a decision by a regulatory or governmental authority that any ingredient or packaging content in our products should be restricted or should otherwise be newly regulated could adversely impact our business and reputation, as could negative reactions by our consumers, trade customers or non-governmental organizations to our current or prior use of such ingredients or packaging. Additionally, an inability to develop new or reformulated products containing alternative ingredients, to obtain regulatory approval of such products or ingredients on a timely basis or to effectively market and sell such products could likewise adversely affect our business.

Because of our extensive international operations, we could be adversely affected by violations of worldwide anti-bribery laws, including those that prohibit companies and their intermediaries from making improper payments to government officials or other third parties for the purpose of obtaining or retaining business, such as the U.S. Foreign Corrupt Practices Act, and laws that prohibit commercial bribery. While our policies mandate compliance with these anti-bribery laws, we cannot provide assurance that our internal control policies and procedures will always protect us from reckless or criminal acts committed by our employees, joint venture partners or agents. Violations of these laws, or allegations of such violations, could disrupt our business and adversely affect our reputation and our business, results of operations, cash flows and financial condition.

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

As a global company serving consumers in more than 200 countries and territories, we are and may continue to be subject to a wide variety of legal claims and proceedings, including disputes relating to intellectual property, contracts, product liability, marketing, advertising, foreign exchange controls, antitrust and trade regulation, as well as labor and employment, pension, data privacy and security, environmental and tax matters and consumer class actions. Regardless of their merit, these claims can require significant time and expense to investigate and defend. Since litigation is inherently uncertain, there is no guarantee that we will be successful in defending ourselves against such claims or proceedings, or that our assessment of the materiality of these matters, including any reserves taken in connection therewith, will be consistent with the ultimate outcome of such matters. In addition, if one of our products, or an ingredient contained in our products, is perceived or found to be defective, or unsafe or have a quality issue, we have had to and may in the future need to withdraw, recall or reformulate some of our products. Whether or not a legal claim or proceeding is successful, or a withdrawal, recall or reformulation is required or advisable, such assertions could have an adverse effect on our business, results of operations, cash flows and financial condition, and the negative publicity surrounding them could harm our reputation and brand image. The resolution of, or increase in the reserves taken in connection with, one or more of these matters in any reporting period could have a material adverse effect on our business, results of operations, cash flows and financial condition for that period. See Item 3 “Legal Proceedings” and Note 13, Commitments and Contingencies to the Consolidated Financial Statements for additional information on certain of our legal claims and proceedings.

Financial and Economic Risks

Uncertain or unfavorable global economic conditions, including as a result of COVID-19, may adversely affect our business.

Uncertain global economic conditions could adversely affect our business. Unfavorable global economic conditions, such as a recession, economic slowdown and/or reduced category growth rates, including as a result of COVID-19, could negatively impact our business and result in declining revenues, profitability and cash flows. Although we continue to devote significant resources to support our brands and market our products at multiple price points, during periods of economic uncertainty or unfavorable economic conditions, consumers may reduce consumption or discretionary spending and/or change their purchasing patterns by foregoing purchasing certain of our products or by switching to “private label” or lower-priced brands. These changes could reduce demand for and sales volumes of our products or result in a shift in our product mix from higher margin to lower margin product offerings. Additionally, our retailers may be impacted and they may increase pressure on our selling prices or increase promotional activity for lower-priced or value offerings as they seek to maintain sales volumes and margins. Furthermore, economic conditions can cause our suppliers, distributors, contract manufacturers, logistics providers or other third-party partners to suffer financial or operational difficulties, which may impact their inability to provide us with or distribute finished product, raw and packaging materials and/or services in a timely manner or at all. In addition, we could face difficulty collecting or recovering accounts receivables from third parties facing financial or operational difficulties.

Disruptions in the credit markets or changes to our credit ratings may adversely affect our business.

While we currently generate significant cash flows from ongoing operations and have access to global credit markets through our various financing activities, a disruption in the credit markets, interest rate increases, changes that may result from the implementation of new benchmark rates that replace the London Interbank Offered Rate (LIBOR) or changes to our credit ratings could negatively impact the availability or cost of funding. Reduced access to credit or increased costs could adversely affect our liquidity and capital resources or significantly increase our cost of capital. In addition, if any financial institutions that hold our cash or other investments or that are parties to our undrawn revolving credit facilities supporting our commercial paper programs or other financing arrangements, such as interest rate, foreign exchange or commodity hedging instruments, were to declare bankruptcy or become insolvent, they may be unable to perform under their agreements with us. This could leave us with reduced borrowing capacity or unhedged against certain interest rate, foreign currency or commodity price exposures. In addition, tighter credit markets may lead to business disruptions for certain of our suppliers, contract manufacturers or trade customers which could, in turn, adversely impact our business, results of operations, cash flows and financial condition.

Tax matters, including changes in tax rates, disagreements with taxing authorities and imposition of new taxes could negatively impact our business.

We are subject to taxes in the U.S. and in the foreign jurisdictions where we do business. Due to economic and political conditions, tax rates in the U.S. and various foreign jurisdictions have been and may be subject to significant change. Changes in the mix of our earnings between countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities related to changes in tax rates, changes in tax laws, including how existing tax laws are interpreted or enforced, or contemplated changes in long-standing tax principles, if finalized and adopted, could adversely impact our future effective tax rate and business, results of operations, cash flows and financial condition. For example, long-standing international tax norms that determine each country’s jurisdiction to tax cross-border international trade are evolving as a result of the Base Erosion and Profit Shifting reporting requirements (“BEPS”) recommended by countries that then made up the G8 and the G20 and the Organization for Economic Cooperation and Development. In connection with BEPS, companies are required to disclose more information to tax authorities on operations around the world, which may lead to greater audit scrutiny of profits earned in countries outside of the U.S. As this and other tax laws and related regulations change, our business, results of operations, cash flows and financial condition could be materially impacted. For more information regarding U.S. tax reform, see Note 11, Income Taxes to the Consolidated Financial Statements.

Furthermore, we are subject to regular reviews, examinations and audits by the Internal Revenue Service and other taxing authorities with respect to taxes inside and outside of the U.S. Although we believe our tax positions are reasonable, if a taxing authority disagrees with the positions we have taken, we have faced and in the future may face additional tax liabilities, including interest and penalties, in excess of reserves. The payment of such additional amounts upon final adjudication of any disputes could adversely impact our business, results of operations, cash flows and financial condition.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

We own or lease approximately 320 properties, which include manufacturing, distribution, research and office facilities worldwide. Our corporate headquarters is located in leased property at 300 Park Avenue, New York, New York.

In the U.S., we operate in approximately 70 properties, of which 13 are owned. Major U.S. manufacturing and warehousing facilities used by the Oral, Personal and Home Care product segment of our business are located in Cambridge, Ohio; Greenwood, South Carolina; and Morristown, Tennessee. The Pet Nutrition segment has major manufacturing and warehousing facilities in Bowling Green, Kentucky; Emporia, Kansas; Richmond, Indiana; and Topeka, Kansas.

Overseas, we operate in approximately 250 properties, of which 57 are owned, in over 80 countries. Major overseas manufacturing and warehousing facilities used by the Oral, Personal and Home Care product segment of our business are located in Australia, Brazil, China, Colombia, France, Greece, Guatemala, India, Italy, Mexico, Poland, South Africa, Thailand, Turkey and Venezuela. The Pet Nutrition segment has major manufacturing and warehousing facilities in the Czech Republic and the Netherlands.

The primary research center for Oral Care and Personal Care products is located in Piscataway, New Jersey, the primary research center for Home Care products is located in Mexico and the primary research center for Pet Nutrition products is located in Topeka, Kansas. Our global data center is also located in Piscataway, New Jersey.

We have shared business service centers in India, Mexico and Poland, which are located in leased properties.

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

The Company also determines estimates of reasonably possible losses or ranges of reasonably possible losses in excess of related accrued liabilities, if any, when it has determined that a loss is reasonably possible and it is able to determine such estimates. For those matters disclosed below for which the amount of any potential losses can be reasonably estimated, the Company currently estimates that the aggregate range of reasonably possible losses in excess of any accrued liabilities is $0 to approximately $425 million (based on current exchange rates). The estimates included in this amount are based on the Company’s analysis of currently available information and, as new information is obtained, these estimates may change. Due to the inherent subjectivity of the assessments and the unpredictability of outcomes of legal proceedings, any amounts accrued or included in this aggregate amount may not represent the ultimate loss to the Company. Thus, the Company’s exposure and ultimate losses may be higher or lower, and possibly significantly so, than the amounts accrued or the range disclosed above.

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

The Brazilian internal revenue authority has disallowed interest deductions and foreign exchange losses taken by the Company’s Brazilian subsidiary for certain years in connection with the financing of the Kolynos acquisition. The tax assessments with interest, penalties and any court-mandated fees, at the current exchange rate, are approximately $113 million. This amount includes additional assessments received from the Brazilian internal revenue authority in April 2016 relating to net operating loss carryforwards used by the Company’s Brazilian subsidiary to offset taxable income that had also been deducted from the authority’s original assessments. The Company has been disputing the disallowances by appealing the assessments since October 2001.

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

In December 2005, the Brazilian internal revenue authority issued to the Company’s Brazilian subsidiary a tax assessment with interest, penalties and any court-mandated fees of approximately $50 million, at the current exchange rate, based on a claim that certain purchases of U.S. Treasury bills by the subsidiary and their subsequent disposition during the period 2000 to 2001 were subject to a tax on foreign exchange transactions. The Company had been disputing the assessment within the internal revenue authority’s administrative appeals process. However, in November 2015, the Superior Chamber of Administrative Tax Appeals denied the Company’s final administrative appeal and the Company has filed a lawsuit in the Brazilian federal court. In the event the Company is unsuccessful in this lawsuit, further appeals are available within the Brazilian federal courts. Although there can be no assurances, management believes, based on the opinion of its Brazilian legal counsel, that the tax assessment is without merit and that the Company should ultimately prevail. The Company is challenging this assessment vigorously.

Competition Matter

Certain of the Company’s subsidiaries were historically subject to actions and, in some cases, fines, by governmental authorities in a number of countries related to alleged competition law violations. Substantially all of these matters also involved other consumer goods companies and/or retail customers. The Company’s policy is to comply with antitrust and competition laws and, if a violation of any such laws is found, to take appropriate remedial action and to cooperate fully with any related governmental inquiry. The status as of December 31, 2020 of such competition law matters pending against the Company during the year ended December 31, 2020 is set forth below.

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

Talcum Powder Matters

The Company has been named as a defendant in civil actions alleging that certain talcum powder products that were sold prior to 1996 were contaminated with asbestos. Most of these actions involve a number of co-defendants from a variety of different industries, including suppliers of asbestos and manufacturers of products that, unlike the Company’s products, were designed to contain asbestos. As of December 31, 2020, there were 137 individual cases pending against the Company in state and federal courts throughout the United States, as compared to 121 cases as of December 31, 2019. During the year ended December 31, 2020, 65 new cases were filed and 49 cases were resolved by voluntary dismissal, settlement or dismissal by the court. The value of the settlements in the years presented was not material, either individually or in the aggregate, to each such period’s results of operations.

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

The following table shows the share repurchase activity for the three months in the quarter ended December 31, 2020:

Month	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(3) (in millions)
October 1 through 31, 2020	2,379,383	$78.96	2,353,440	2,527
November 1 through 30, 2020	6,518,404	$84.53	6,494,000	1,978
December 1 through 31, 2020	1,770,867	$84.85	1,762,057	1,829
Total	10,668,654	$83.34	10,609,497
_______
(1)Includes share repurchases under the 2018 Program and those associated with certain employee elections under the Company’s compensation and benefit programs.
(2)The difference between the total number of shares purchased and the total number of shares purchased as part of publicly announced plans or programs is 59,157 shares, which represents shares deemed surrendered to the Company to satisfy certain employee elections under the Company’s compensation and benefit programs.
(3)Includes approximate dollar value of shares that were available to be purchased under the publicly announced plans or programs that were in effect as of December 31, 2020.

ITEM 6.    SELECTED FINANCIAL DATA

Refer to the information set forth under the caption “Historical Financial Summary” included in Part IV, Item 15 of this report.

(Dollars in Millions Except Per Share Amounts)
ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

Business Organization

Colgate-Palmolive Company (together with its subsidiaries, “we,” “us” “our” the “Company” or “Colgate”) is a caring, innovative growth company reimagining a healthier future for all people, their pets and our planet. We seek to deliver sustainable, profitable growth and superior shareholder returns, as well as to provide Colgate people with an innovative and inclusive work environment. We do this by developing and selling products globally that make people’s lives healthier and more enjoyable and by embracing our sustainability and social impact and diversity, equity and inclusion strategies across our organization.

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

The Oral, Personal and Home Care product segment is managed geographically in five reportable operating segments: North America, Latin America, Europe, Asia Pacific and Africa/Eurasia, all of which sell primarily to a variety of traditional and eCommerce retailers, wholesalers and distributors. Through Hill’s Pet Nutrition, we also compete on a worldwide basis in the pet nutrition market, selling products principally through authorized pet supply retailers, veterinarians and eCommerce retailers. We are engaged in manufacturing and sourcing of products and materials on a global scale and have major manufacturing facilities, warehousing facilities and distribution centers in every region around the world.

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

(Dollars in Millions Except Per Share Amounts)
COVID-19

The COVID-19 pandemic and government steps to reduce the spread and address the impact of COVID-19 have had and continue to have a profound impact on the way people live, work, interact and shop and have significantly impacted and will likely continue to impact economic activity around the world. We have a well-established Crisis Management Team (“CMT”) process, and the CMT, together with our senior management team and Colgate people around the world, continue to respond to and manage the challenges presented by COVID-19.

During the year ended December 31, 2020, many of the communities in which we manufacture, market and sell our products experienced unprecedented “stay at home” orders, travel or movement restrictions and other government actions to reduce the spread and address the impact of COVID-19, and have implemented varying policies to resume economic activity. The situation continues to be uncertain and varies by geography, as infection rates of COVID-19 continue to increase in many regions throughout the world, and authorities have taken different approaches to address the pandemic and resume economic activity. Because the vast majority of our products (such as oral care products, soaps and other personal hygiene products, home cleaners and pet food) have been deemed essential for the health and well-being of people and their pets, we have, in most instances, been able to continue operating our business.

In doing so, the health, safety and well-being of our employees has been and remains our first priority. Many of our employees globally continue to work from home. In those instances where our employees cannot perform their work at home, such as in our factories and in certain of our laboratories, or in geographies where circumstances have allowed us to offer employees the ability to return to the office, often on a voluntary and staggered basis, we have implemented additional health and safety measures and social distancing protocols, consistent with government recommendations and/or requirements, to help to ensure their safety, often at an additional cost. In addition, during the year ended December 31, 2020, we experienced some limited factory closures and, in some cases, we have seen increased instances of absenteeism. Furthermore, some of our suppliers, customers, distributors, logistics providers and service providers have experienced disruptions to their businesses.

We saw a significant increase in demand across many of our categories in the year ended December 31, 2020, such as liquid hand soap, dish liquid, bar soap and cleaners, driven by consumer pantry-loading and increased consumption of our products. We believe that some of the increase in consumption in these categories is sustainable in light of changes in consumer behavior related to COVID-19. In other categories, such as oral care and pet food, consumer demand trends continued to normalize in the second half of the year ended December 31, 2020. Across our business, changes in consumer demand for our products vary by product category and geography depending on, among other things, the severity of the COVID-19 outbreak and retailer availability. At the same time, during the year ended December 31, 2020, we experienced declines in certain channels, including professional sales and travel retail, due to the economic slowdown and restricted consumer movement in many geographies throughout the world. We also continue to see changes in the purchasing patterns of our consumers, including the nature and/or frequency of visits by consumers to retailers and dental, veterinary and skin health professionals and a shift in many markets to purchasing our products online. In some instances during the year ended December 31, 2020, we were not able to keep up with the increased consumer demand for our products, and our products were at times out of stock on retailers’ shelves. In some cases, we have incurred additional costs as we worked to meet this increased demand. Despite continuing to significantly ramp up production of in-demand products, we expect that some of our products may continue to be out of stock on retailers’ shelves for a period of time.

COVID-19 and government steps to reduce the spread and address the impact of COVID-19 have impacted and may continue to impact our consumers’ ability to purchase and our ability to manufacture and distribute our products. While we believe that, in the long-term, consumer demand for the products in our categories will continue to be strong, uncertainties continue surrounding the timing and extent of the pandemic and the recovery from it. These uncertainties include: the impact of the timing and scale of changes to travel and movement restrictions in certain geographies, the availability and widespread distribution and use of safe and effective COVID-19 vaccines and when communities will reach herd immunity, the timing and impact of consumer pantry-loading and destocking activity in certain markets, product demand trends and the impact of COVID-19 on the global economy. Our retail customers, contract manufacturers, logistics providers and other third parties are also being impacted by the global pandemic; their success in addressing COVID-19 and maintaining their operations could impact consumer access to and sales of our products. We expect the ongoing economic impact and health concerns associated with COVID-19 to continue to impact consumer behavior, shopping patterns and consumption preferences despite the lifting of government restrictions and the reopening of economies around the world.

(Dollars in Millions Except Per Share Amounts)
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

Business Strategy

To achieve our business and financial objectives, we are focused on innovating our core businesses; improving our brand building activities with an elevated brand purpose model and the use of equity advertising; innovating to gain market share in high growth segments and adjacencies; expanding into new channels and markets; maximizing growth online; and investing to drive consumption in growing populations. We continue to develop initiatives to build strong relationships with consumers, dental, veterinary and skin health professionals and traditional and eCommerce retailers. In addition, we continue to invest behind our brands, not just in terms of advertising, but also to build key growth capabilities in areas such as innovation and data and analytics. We also continue to broaden our eCommerce offerings, including direct-to-consumer and subscription services. We continue to believe that growth opportunities are greater in those areas of the world in which economic development and rising consumer incomes expand the size and number of markets for our products. We are also working to integrate our sustainability and social impact and diversity, equity and inclusion strategies across our organization.

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

Significant Items Impacting Comparability

On January 31, 2020, we acquired Hello Products LLC (“hello”), an oral care business, for cash consideration of $351. The acquisition was financed with a combination of debt and cash. This acquisition is part of our strategy to focus on high growth segments within our Oral Care, Personal Care and Pet Nutrition businesses. See Note 3, Acquisitions to the Consolidated Financial Statements for additional information.

The provision for income taxes for the year ended December 31, 2020 includes $71 of income tax benefits, of which $45 relates to previously recorded foreign withholding taxes and $26 relates to a previously recorded valuation allowance against a deferred tax asset. As described more fully in “Results of Operations-Income Taxes,” below, both items were previously recorded in connection with the charge recorded in 2017 and revised in 2018 related to the Tax Cuts and Jobs Act (the “TCJA”).

(Dollars in Millions Except Per Share Amounts)
Our restructuring program, known as the “Global Growth and Efficiency Program,” concluded on December 31, 2019. Initiatives under the Global Growth and Efficiency Program fit within the program’s three focus areas of expanding commercial hubs, extending shared business services and streamlining global functions and optimizing the global supply chain and facilities. During the year ended December 31, 2020, we adjusted the accrual balances related to certain projects approved prior to the conclusion of the Global Growth and Efficiency Program to reflect our revised estimate of remaining liabilities, which resulted in a reduction of $16 ($13 aftertax) to restructuring accruals. No new restructuring projects were approved for implementation during the year ended December 31, 2020. During the year ended December 31, 2019, we incurred costs of $132 ($102 aftertax) resulting from the Global Growth and Efficiency Program. For more information regarding the Global Growth and Efficiency Program, see “Restructuring and Related Implementation Charges” below and Note 4, Restructuring and Related Implementation Charges to the Consolidated Financial Statements.

In December 2019, the Swiss government enacted changes to its corporate tax regime, which included, among other items, the repeal of certain preferential tax regimes and an increase to the cantonal tax rate for future periods. Additionally, the government provided transition rules which allowed companies to record goodwill for tax purposes, partially offsetting the impact on cash taxes of the higher cantonal rate over the next ten years. As a result of these changes, we recorded a net benefit of $29 to the Provision for income taxes.

In September 2019, we acquired Laboratoires Filorga Cosmétiques S.A. (“Filorga”), a skin health business, for cash consideration of €1,548 (approximately $1,712). In the third quarter of 2020, we completed the purchase of the outstanding non-controlling interest of Filorga’s joint venture based in Hong Kong and covering the Hong Kong and China markets for approximately €85 (approximately $99) in cash. See Note 3, Acquisitions to the Consolidated Financial Statements for additional information.

In 2019, we received a favorable judgment regarding certain value-added tax previously paid in Brazil. As a result of the favorable judgment, during the fourth quarter of 2019, we filed an application with the Brazilian government to recover value-added tax previously paid and recorded a benefit of $30 pretax ($20 aftertax). The recovery will be utilized to offset corporate income tax payments in Brazil in future periods.

(Dollars in Millions Except Per Share Amounts)
Outlook

Looking forward, we expect global macroeconomic, political and market conditions to remain challenging, especially due to COVID-19. During the COVID-19 pandemic, we have seen improvement in category growth rates due to heightened demand for certain health and hygiene products, particularly liquid hand soap, dish liquid, bar soap and cleaners. We believe some of this increased consumption is sustainable due to consumer behavior changes resulting from COVID-19. However, we expect increased volatility across all of our categories and it is therefore difficult to predict category growth rates over the next six to twelve months. In the longer term, we expect category growth rates to remain below historical levels.

While the global marketplace in which we operate has always been highly competitive, we continue to experience heightened competitive activity in certain markets from strong local competitors, from other large multinational companies, some of which have greater resources than we do, and from new entrants into the market in many of our categories. Such activities have included more aggressive product claims and marketing challenges, as well as increased promotional spending and geographic expansion. We have seen increases in promotional activities in certain markets as retailers try aggressively to get consumers back into the stores after prolonged “stay at home” and other government restrictions ease, a trend we expect will continue. We have been negatively affected by changes in the policies or practices of our retail trade customers in key markets, such as inventory de-stocking, limitations on access to shelf space, delisting of our products or sustainability, supply chain or packaging initiatives. In addition, the retail landscape in many of our markets continues to evolve as a result of the rapid growth of eCommerce retailers, changing consumer preferences (as consumers increasingly shop online) and the increased presence of alternative retail channels, such as subscription services and direct-to-consumer businesses. These trends have been magnified due to COVID-19 in many of our geographies and we plan to continue to invest behind our eCommerce capabilities. This rapid growth in eCommerce and the emergence of alternative retail channels have created and may continue to create pricing pressures and/or adversely affect our relationships with our key retailers. In certain markets, we have incurred and are likely to continue to incur increased logistics costs due to higher eCommerce demand and volume and capacity constraints in the shipping and logistics industry. In addition, given that approximately 70% of our Net sales originate in markets outside the U.S., we have experienced and will likely continue to experience increasingly volatile foreign currency fluctuations and higher raw and packaging material costs. While we have taken, and will continue to take, measures to mitigate the effect of these conditions, in the current environment, it may become increasingly difficult to implement certain of these mitigation strategies. Should these conditions persist, they could adversely affect our future results.

As discussed above, we continue to closely monitor the impact of COVID-19 on our business. While we have taken, and will continue to take, measures to mitigate the effects of COVID-19, we cannot estimate with certainty the full extent of COVID-19’s impact on our business, results of operations, cash flows and/or financial condition. For more information about factors that could impact our business, including due to COVID-19, see “Risk Factors” in Part I, Item 1A of this Annual Report.

In summary, we believe that we are well prepared to meet the challenges ahead due to our strong financial condition, broad based experience operating in challenging environments, resilient global supply chain and focused business strategy. Our strategy is based on driving organic sales growth through innovation within our core businesses, leveraging faster growth in adjacent categories and expanding in high growth channels and markets; delivering margin expansion through operating leverage and efficiency; and maximizing the impact of our environmental, social and governance programs; and leading in the development of human capital, including our sustainability and social impact and diversity, equity and inclusion strategies. Our commitment to these priorities, the strength of our brands, the breadth of our global footprint and a commitment to driving efficiency in cash generation should position us well to manage through COVID-19 and increase shareholder value over time.

(Dollars in Millions Except Per Share Amounts)
Results of Operations

This section of this Annual Report on Form 10-K generally discusses 2020 and 2019 items and year-to-year comparisons between 2020 and 2019. Discussions of 2018 items and year-to-year comparisons between 2019 and 2018 that are not included in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Net Sales

Worldwide Net sales were $16,471 in 2020, up 5.0% from 2019, as volume growth of 5.5% and net selling price increases of 3.0% were partially offset by negative foreign exchange of 3.5%. Acquisitions contributed 1.5% to volume. Organic sales (Net sales excluding, as applicable, the impact of foreign exchange, acquisitions and divestments), a non-GAAP financial measure as discussed below, increased 7.0% in 2020.

Net sales in the Oral, Personal and Home Care product segment were $13,588 in 2020, up 3.0% from 2019, as volume growth of 4.5% and net selling price increases of 3.5% were partially offset by negative foreign exchange of 5.0%. Acquisitions contributed 2.0% to volume. Organic sales in the Oral, Personal and Home Care product segment increased 6.0% in 2020.

The increase in organic sales in 2020 versus 2019 was due to increases in Oral Care, Personal Care and Home Care organic sales. The increase in Oral Care was primarily due to organic sales growth in the toothpaste category. The increase in Personal Care was primarily due to organic sales growth in the liquid hand soap and bar soap categories. The increase in Home Care was due to organic sales growth in the hand dish and liquid cleaner categories.

The Company’s share of the global toothpaste market was 39.8% for full year 2020, down 0.7 share points from full year 2019, and its share of the global manual toothbrush market was 31.1% for full year 2020, up 0.2 share points from full year 2019. Full year 2020 market shares in toothpaste were up in North America and Latin America, flat in Europe and down in Asia Pacific and Africa/Eurasia versus full year 2019. In the manual toothbrush category, full year 2020 market shares were up in North America, Latin America, Europe and Africa/Eurasia and down in Asia Pacific versus full year 2019. For additional information regarding the Company’s use of market share data and limitations of such data, see “Market Share Information” below.

Net sales for Hill’s Pet Nutrition were $2,883 in 2020, an increase of 14.0% from 2019, driven by volume growth of 10.5% and net selling price increases of 4.0%, partially offset by negative foreign exchange of 0.5%. Organic sales for Hill’s Pet Nutrition increased 14.5% in 2020.

The increase in organic sales in 2020 versus 2019 was primarily due to increases in organic sales in the Science Diet and Prescription Diet categories.

(Dollars in Millions Except Per Share Amounts)
Gross Profit/Margin

Worldwide Gross profit increased 7% to $10,017 in 2020 from $9,325 in 2019. Gross profit in both periods included acquisition-related costs. Gross profit in 2019 included charges resulting from the Global Growth and Efficiency Program. Excluding these items in both periods, as applicable, Gross profit increased to $10,021 in 2020 from $9,336 in 2019, reflecting an increase of $472 resulting from higher Net sales and an increase of $213 resulting from higher Gross profit margin.

Worldwide Gross profit margin increased to 60.8% in 2020 from 59.4% in 2019. Excluding the items described above in both periods, as applicable, Gross profit margin increased by 130 basis points (bps) to 60.8% in 2020, from 59.5% in 2019. This increase in Gross profit margin was primarily due to cost savings from the Company’s funding-the-growth initiatives (230 bps) and higher pricing (130 bps), partially offset by higher raw and packaging material costs (230 bps), which included foreign exchange transaction costs.

	2020	2019
Gross profit, GAAP	$10,017	$9,325
Global Growth and Efficiency Program	—	8
Acquisition-related costs	4	3
Gross profit, non-GAAP	$10,021	$9,336

	2020	2019	Basis Point Change
Gross profit margin, GAAP	60.8%	59.4%	140
Global Growth and Efficiency Program	—	0.1
Acquisition-related costs	—	—
Gross profit margin, non-GAAP	60.8%	59.5%	130

(Dollars in Millions Except Per Share Amounts)
Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 8% to $6,019 in 2020 from $5,575 in 2019. Selling, general and administrative expenses in 2020 included benefits resulting from the Global Growth and Efficiency Program. Selling, general and administrative expenses in 2019 included charges resulting from the Global Growth and Efficiency Program. Excluding these items in both periods, as applicable, Selling, general and administrative expenses increased to $6,022 in 2020 from $5,515 in 2019, reflecting increased advertising investment of $254 and higher overhead expenses of $253.

Selling, general and administrative expenses as a percentage of Net sales increased to 36.5% in 2020 from 35.5% in 2019. Excluding the items described above in both periods, as applicable, Selling, general and administrative expenses as a percentage of Net sales increased by 150 bps to 36.6% in 2020 as compared to 35.1% in 2019. This increase in 2020 was due to increased advertising investment (110 bps) and higher overhead expenses (40 bps), primarily driven by higher logistics costs, both as a percentage of Net sales. In 2020, advertising investment increased as a percentage of Net sales to 11.9% from 10.8% in 2019 or 15.0% in absolute terms to $1,948 as compared with $1,694 in 2019.

	2020	2019
Selling, general and administrative expenses, GAAP	$6,019	$5,575
Global Growth and Efficiency Program	3	(60)
Selling, general and administrative expenses, non-GAAP	$6,022	$5,515

	2020	2019	Basis Point Change
Selling, general and administrative expenses as a percentage of Net sales, GAAP	36.5%	35.5%	100
Global Growth and Efficiency Program	0.1	(0.4)
Selling, general and administrative expenses as a percentage of Net sales, non-GAAP	36.6%	35.1%	150

(Dollars in Millions Except Per Share Amounts)
Other (Income) Expense, Net

Other (income) expense, net was $113 and $196 in 2020 and 2019, respectively. Other (income) expense, net in 2020 included benefits resulting from the Global Growth and Efficiency Program. Other (income) expense, net in both periods included acquisition-related costs. Other (income) expense, net in 2019 included charges resulting from the Global Growth and Efficiency Program and a benefit related to a value-added tax matter in Brazil.

	2020	2019
Other (income) expense, net, GAAP	$113	$196
Global Growth and Efficiency Program	13	(57)
Acquisition-related costs	(2)	(21)
Value-added tax matter in Brazil	—	30
Other (income) expense, net, non-GAAP	$124	$148

Excluding the items described above in both periods, as applicable, Other (income) expense, net was $124 in 2020 and $148 in 2019, comprised of the following:

	2020	2019
Amortization of intangible assets	$88	$62
Equity income	(12)	(9)
Write-off of certain investments and fixed assets	—	51
Charges for a change in go-to-market strategy in certain countries	—	15
Other, net	48	29
Total Other (income) expense, net	$124	$148

(Dollars in Millions Except Per Share Amounts)
Operating Profit

Operating profit increased 9% to $3,885 in 2020 from $3,554 in 2019. In 2020, Operating profit included benefits resulting from the Global Growth and Efficiency Program and acquisition-related costs. In 2019, Operating profit included charges resulting from the Global Growth and Efficiency Program, acquisition-related costs and a benefit related to a value-added tax matter in Brazil. Excluding these items in both periods, as applicable, Operating profit in 2020 increased 5% due to an increase in Gross profit and decrease in Other (income) expense, largely offset by an increase in Selling, general and administrative expenses.

    Operating profit margin was 23.6% in 2020, an increase of 100 bps compared with 22.6% in 2019. Excluding the items described above in both periods, as applicable, Operating profit margin was 23.5% in 2020, an increase of 10 bps from 23.4% in 2019. This increase in Operating profit in 2020 was due to an increase in Gross profit (130 bps) and a decrease in Other (income) expense, net (30 bps), largely offset by an increase in Selling, general and administrative expenses (150 bps), all as a percentage of Net sales.

	2020	2019	% Change
Operating profit, GAAP	$3,885	$3,554	9%
Global Growth and Efficiency Program	(16)	125
Acquisition-related costs	6	24
Value-added tax matter in Brazil	—	(30)
Operating profit, non-GAAP	$3,875	$3,673	5%

	2020	2019	Basis Point Change
Operating profit margin, GAAP	23.6%	22.6%	100
Global Growth and Efficiency Program	(0.1)	0.8
Acquisition-related costs	—	0.2
Value-added tax matter in Brazil	—	(0.2)
Operating profit margin, non-GAAP	23.5%	23.4%	10

Non-Service Related Postretirement Costs

Non-service related postretirement costs were $74 in 2020 compared to $108 in 2019. Non-service related postretirement costs in 2019 included charges resulting from the Global Growth and Efficiency Program. Excluding these charges, Non-service related postretirement costs were $74 in 2020 compared to $101 in 2019. The decrease in Non-service related postretirement costs in 2020 as compared to 2019 was primarily due to lower interest cost and higher expected return on plan assets.

	2020	2019
Non-service related postretirement costs, GAAP	$74	$108
Global Growth and Efficiency Program	—	(7)
Non-service related postretirement costs, non-GAAP	$74	$101

(Dollars in Millions Except Per Share Amounts)
Interest (Income) Expense, Net

Interest (income) expense, net was $164 in 2020 compared with $145 in 2019. The increase in Interest (income) expense, net in 2020 as compared to 2019 was primarily due to a loss on the early extinguishment of debt in 2020 of $23, representing the difference between the redemption price and the carrying amount of the debt extinguished. Excluding the loss on the early extinguishment of debt, Interest (income) expense, net was $141 in 2020 compared to $145 in 2019.

	2020	2019
Interest (income) expense, GAAP	$164	$145
Loss on early extinguishment of debt	(23)	—
Interest (income) expense, non-GAAP	$141	$145

(Dollars in Millions Except Per Share Amounts)
Income Taxes

The effective income tax rate was 21.6% in 2020 and 23.4% in 2019. As reflected in the table below, the non-GAAP effective income tax rate was 23.6% in 2020 and 24.1% in 2019.

	2020
	Income Before Income Taxes	Provision For Income Taxes(1)	Effective Income Tax Rate(2)
As Reported GAAP	$3,647	$787	21.6%
Global Growth and Efficiency Program	(16)	(3)	—
Subsidiary and operating structure initiatives	—	71	2.0
Acquisition-related costs	6	2	—
Loss on early extinguishment of debt	23	5	—
Non-GAAP	$3,660	$862	23.6%

	2019
	Income Before Income Taxes	Provision For Income Taxes(1)	Effective Income Tax Rate(2)
As Reported GAAP	$3,301	$774	23.4%
Global Growth and Efficiency Program	132	30	—
Acquisition-related costs	24	4	—
Value-added tax matter in Brazil	(30)	(10)	(0.1)
Swiss income tax reform	—	29	0.8%
Non-GAAP	$3,427	$827	24.1%
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

The provision for income taxes for 2020 includes $71 of income tax benefits, of which $45 relates to previously recorded foreign withholding taxes and $26 relates to a previously recorded valuation allowance against a deferred tax asset. As described more fully below, both items were previously recorded in connection with the charge recorded by the Company in 2017 and revised in 2018 related to the TCJA.

As part of the previously recorded charge for the TCJA, the Company had provided for foreign withholding taxes expected to be paid on the remittance of earnings from certain overseas subsidiaries no longer deemed indefinitely reinvested. As a result of a reorganization of the ownership structure of certain foreign subsidiaries, the Company determined that no withholding taxes will be due on the remittance by certain subsidiaries of earnings previously deemed reinvested and, accordingly, reversed $45 of previously recorded foreign withholding taxes in the first quarter of 2020.

Also as part of the previously recorded charge for the TCJA, the Company provided a valuation allowance against a deferred tax asset related to foreign tax credit carry-forwards that the Company did not expect to be able to use due to changes made by the TCJA. As a result of a new operating structure implemented within one of the Company’s divisions, the Company believes the use of these foreign tax credit carry-forwards will not be limited in the future and, accordingly, reversed the previously recorded valuation allowance of $26 in the first quarter of 2020.

The effective income tax rate in all years benefited from tax planning associated with the Company’s global business initiatives.

(Dollars in Millions Except Per Share Amounts)
Net income attributable to Colgate-Palmolive Company and Earnings per share

Net income attributable to Colgate-Palmolive Company was $2,695, or $3.14 per share on a diluted basis, in 2020 compared to $2,367, or $2.75 per share on a diluted basis, in 2019. In 2020, Net income attributable to Colgate-Palmolive Company included aftertax benefits resulting from the Global Growth and Efficiency Program, aftertax acquisition-related costs, a tax benefit related to subsidiary and operating structure initiatives and an aftertax loss on the early extinguishment of debt. In 2019, Net income attributable to Colgate-Palmolive Company included aftertax charges resulting from the Global Growth and Efficiency Program, aftertax acquisition-related costs, an aftertax benefit related to a value-added tax matter in Brazil and a tax benefit related to Swiss income tax reform.

Excluding the items described above in both periods, as applicable, Net income attributable to Colgate-Palmolive Company increased 8% to $2,633 in 2020 from $2,440 in 2019, and Earnings per common share on a diluted basis increased 8% to $3.06 in 2020 from $2.83 in 2019.

	2020
	Income Before Income Taxes	Provision For Income Taxes(1)	Net Income Including Noncontrolling Interests	Less: Income Attributable To Noncontrolling Interests	Net Income Attributable to Colgate-Palmolive Company	Diluted Earnings Per Share(2)
As Reported GAAP	$3,647	$787	$2,860	$165	$2,695	$3.14
Global Growth and Efficiency Program	(16)	(3)	(13)	—	(13)	(0.02)
Subsidiary and operating structure initiatives	—	71	(71)	—	(71)	(0.08)
Acquisition-related costs	6	2	4	—	4	—
Loss on early extinguishment of debt	23	5	18	—	18	0.02
Non-GAAP	$3,660	$862	$2,798	$165	$2,633	$3.06

	2019
	Income Before Income Taxes	Provision For Income Taxes(1)	Net Income Including Noncontrolling Interests	Less: Income Attributable To Noncontrolling Interests	Net Income Attributable to Colgate-Palmolive Company	Diluted Earnings Per Share(2)
As Reported GAAP	$3,301	$774	$2,527	$160	$2,367	$2.75
Global Growth and Efficiency Program	132	30	102	—	102	0.12
Acquisition-related costs	24	4	20	—	20	0.02
Value-added tax matter in Brazil	(30)	(10)	(20)	—	(20)	(0.02)
Swiss income tax reform	—	29	(29)	—	(29)	(0.04)
Non-GAAP	$3,427	$827	$2,600	$160	$2,440	$2.83
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

Oral, Personal and Home Care

    North America

	2020	2019	% Change
Net sales	$3,741	$3,424	9.5%
Operating profit	$988	$982	1%
% of Net sales	26.4%	28.7%	(230)	bps

Net sales in North America increased 9.5% in 2020 to $3,741, driven by volume growth of 8.0% and net selling price increases of 1.5%, while foreign exchange was flat. The Company’s acquisition of hello contributed 1.5% to volume in North America. Organic sales in North America increased 8.0% in 2020. Organic sales growth was led by the United States.

The increase in organic sales in North America in 2020 versus 2019 was due to increases in Oral Care, Personal Care and Home Care organic sales. The increase in Oral Care was primarily due to organic sales growth in the toothpaste category. The increase in Personal Care was primarily due to organic sales growth in the liquid hand soap category partially offset by a decline in organic sales in the underarm protection category. The increase in Home Care was primarily due to organic sales growth in the hand dish and liquid cleaner categories.

Operating profit in North America increased 1% in 2020 to $988, but decreased as a percentage of Net sales by 230 bps to 26.4%. This decrease in Operating profit as a percentage of Net sales was primarily due to an increase in Selling, general and administrative expenses (270 bps), partially offset by an increase in Gross profit (80 bps), both as a percentage of Net sales. This increase in Gross profit was primarily due to cost savings from the Company’s funding-the-growth initiatives (190 bps), partially offset by higher raw and packaging material costs (100 bps). This increase in Selling, general and administrative expenses was due to increased advertising investment (180 bps) and higher overhead expenses (90 bps), primarily driven by higher logistics costs.

(Dollars in Millions Except Per Share Amounts)
    Latin America

	2020	2019	% Change
Net sales	$3,418	$3,606	(5.0)%
Operating profit	$975	$963	1%
% of Net sales	28.5%	26.7%	180	bps

Net sales in Latin America decreased 5.0% in 2020 to $3,418, as volume growth of 0.5% and net selling price increases of 8.5% were more than offset by negative foreign exchange of 14.0%. Organic sales in Latin America increased 9.0% in 2020. Organic sales growth was led by Brazil, Argentina, Mexico and Colombia.
The increase in organic sales in Latin America in 2020 versus 2019 was due to increases in Oral Care, Personal Care and Home Care organic sales. The increase in Oral Care was primarily due to organic sales growth in the toothpaste and manual toothbrush categories. The increase in Personal Care was primarily due to organic sales growth in the bar soap and liquid hand soap categories. The increase in Home Care was primarily due to organic sales growth in the hand dish and liquid cleaner categories.

Operating profit in Latin America increased 1% in 2020 to $975, or 180 bps to 28.5% of Net sales. This increase in Operating profit as a percentage of Net sales was primarily due to an increase in Gross profit (140 bps) and a decrease in Selling, general and administrative expenses (20 bps), both as a percentage of Net sales. This increase in Gross profit was primarily due to cost savings from the Company’s funding-the-growth initiatives (330 bps) and higher pricing, which were partially offset by higher raw and packaging material costs (530 bps), which included foreign exchange transaction costs. This decrease in Selling, general and administrative expenses was due to decreased advertising investment (40 bps), partially offset by higher overhead expenses (20 bps).

(Dollars in Millions Except Per Share Amounts)
    Europe

	2020	2019	% Change
Net sales	$2,747	$2,450	12.0%
Operating profit	$652	$624	4%
% of Net sales	23.7%	25.5%	(180)	bps

Net sales in Europe increased 12.0% in 2020 to $2,747, as volume growth of 11.0% and positive foreign exchange of 1.5% were partially offset by net selling price decreases of 0.5%. The Company’s acquisition of the Filorga skin health business contributed 7.5% to volume in Europe. Organic sales in Europe increased 3.0% in 2020. Organic sales growth was led by Poland, the Netherlands, France and Germany.

The increase in organic sales in Europe in 2020 versus 2019 was primarily due to an increase in Personal Care and Home Care organic sales. The increase in Personal Care was primarily due to organic sales growth in the liquid hand soap and body wash categories, partially offset by a decline in organic sales in the underarm protection category. The increase in Home Care was primarily due to organic sales growth in the bleach, hand dish, spray cleaner and fabric softener categories.

Operating profit in Europe increased 4% in 2020 to $652, while as a percentage of Net sales it decreased 180 bps to 23.7%. This decrease in Operating profit as a percentage of Net sales was due to increases in Selling, general and administrative expenses (230 bps) and Other (income) expense, net (80 bps), partially offset by an increase in Gross profit (130 bps), all as a percentage of Net sales. This increase in Gross profit was primarily due to cost savings from the Company’s funding-the-growth initiatives (190 bps) and mix (80 bps), primarily due to the Company’s acquisition of Filorga, partially offset by higher raw and packaging material costs (90 bps). This increase in Selling, general and administrative expenses was due to higher overhead expenses (120 bps) and increased advertising investment (110 bps). This increase in Other (income) expense, net was primarily due to amortization expense related to the Filorga acquisition.

(Dollars in Millions Except Per Share Amounts)
    Asia Pacific

	2020	2019	% Change
Net sales	$2,701	$2,707	(0.5)%
Operating profit	$773	$749	3%
% of Net sales	28.6%	27.7%	90	bps

Net sales in Asia Pacific decreased 0.5% in 2020 to $2,701, as volume declines of 1.5% and negative foreign exchange of 1.0% were partially offset by net selling price increases of 2.0%. Organic sales in Asia Pacific increased 0.5% in 2020. Organic sales growth was led by Australia, New Zealand and the Philippines, partially offset by organic sales declines in Thailand and China.
The increase in organic sales in 2020 versus 2019 was due to increases in Personal Care and Home Care organic sales, partially offset by a decline in Oral Care organic sales. The decrease in Oral Care was driven by a decline in organic sales in the manual toothbrush category, partially offset by organic sales growth in the mouthwash category. The increase in Personal Care was driven by organic sales growth in the liquid hand soap and body wash categories. The increase in Home Care was driven by organic sales growth in the hand dish, spray cleaner and cleaning wipes categories.

Operating profit in Asia Pacific increased 3% in 2020 to $773, or 90 bps to 28.6% of Net sales. This increase in Operating profit as a percentage of Net sales was primarily due to an increase in Gross profit (150 bps), partially offset by an increase in Selling, general and administrative expenses (50 bps), both as a percentage of Net sales. This increase in Gross profit was primarily due to cost savings from the Company’s funding-the-growth initiatives (240 bps) and higher pricing, partially offset by higher raw and packaging material costs (150 bps). This increase in Selling, general and administrative expenses was due to higher overhead expenses (40 bps) and increased advertising investment (10 bps).

(Dollars in Millions Except Per Share Amounts)
    Africa/Eurasia

	2020	2019	% Change
Net sales	$981	$981	—%
Operating profit	$206	$187	10%
% of Net sales	21.0%	19.1%	190	bps

Net sales in Africa/Eurasia were $981 in 2020, even with 2019, as volume growth of 5.0% and net selling price increases of 3.5% were offset by negative foreign exchange of 8.5%. The Company’s acquisition of a 51% controlling interest in Colgate Toloram Pte. Ltd., a joint venture which owns the Nigeria-based Hypo Homecare Products Limited (the “Nigeria Joint Venture”), contributed 1.0% to volume in Africa/Eurasia. Organic sales in Africa/Eurasia increased 7.5% in 2020. Organic sales growth was led by Turkey, Russia and South Africa.
The increase in organic sales in 2020 versus 2019 was primarily due to increases in Oral Care and Personal Care organic sales. The increase in Oral Care was primarily due to organic sales growth in the toothpaste and manual toothbrush categories. The increase in Personal Care was primarily due to organic sales growth in the bar soap, body wash and liquid hand soap categories.
Operating profit in Africa/Eurasia increased 10% in 2020 to $206, or 190 bps to 21.0% of Net sales. This increase in Operating profit as a percentage of Net sales was primarily due to an increase in Gross Profit (100 bps) and a decrease in Selling, general and administrative expenses (60 bps), both as a percentage of Net sales. This increase in Gross profit was primarily due to cost savings from the Company’s funding-the-growth initiatives (270 bps) and higher pricing, partially offset by higher raw and packaging material costs (330 bps), which included foreign exchange transaction costs. This decrease in Selling, general and administrative expenses was due to decreased advertising investment (40 bps) and lower overhead expenses (20 bps).

(Dollars in Millions Except Per Share Amounts)
    Hill’s Pet Nutrition

	2020	2019	% Change
Net sales	$2,883	$2,525	14.0%
Operating profit	$793	$703	13%
% of Net sales	27.5%	27.8%	(30)	bps

Net sales for Hill’s Pet Nutrition increased 14.0% in 2020 to $2,883, as volume growth of 10.5% and net selling price increases of 4.0% were partially offset by negative foreign exchange of 0.5%. Organic sales in Hill’s Pet Nutrition increased 14.5% in 2020. Organic sales growth was led by the United States and Europe.

The increase in organic sales in 2020 versus 2019 was due to organic sales growth in the Science Diet and Prescription Diet categories.

Operating profit in Hill’s Pet Nutrition increased 13% in 2020 to $793, while as a percentage of Net sales it decreased 30 bps to 27.5%. This decrease in Operating profit as a percentage of Net sales was due to an increase in Selling, general and administrative expenses (90 bps) and an increase in Other (income) expense, net (30 bps), partially offset by an increase in Gross profit (90 bps), all as a percentage of Net sales. This increase in Gross profit was primarily due to cost savings from the Company’s funding-the-growth initiatives (140 bps) and higher pricing, partially offset by higher raw and packaging material costs (170 bps). This increase in Selling, general and administrative expenses was due to increased advertising investment (270 bps), partially offset by lower overhead expenses (180 bps). This increase in Other (income) expense, net was primarily due to costs incurred in connection with the voluntary recall for which Hill's was not indemnified.

During the quarter ended March 31, 2019, Hill’s announced a voluntary recall, which was subsequently expanded, of select canned dog food products due to potentially elevated levels of Vitamin D resulting from a supplier error. In the United States, the voluntary recall was conducted in cooperation with the U.S. Food and Drug Administration. Following the announcement of the voluntary recall, and as of December 31, 2020, Hill’s and/or the Company have been named as defendants in 37 putative class action lawsuits, one putative class action filed on behalf of a European Union class and one individual action, all related to the voluntary recall and filed in various jurisdictions in the United States. In addition, two putative class actions related to the voluntary recall have been filed in Canada. Eight of the putative class actions lawsuits in the United States and one of the putative class action lawsuits in Canada have been voluntarily dismissed. During the quarter ended December 31, 2020, the parties to the putative class action lawsuits in the United States (other than the class action filed on behalf of a European Union class) entered into a settlement agreement, which was preliminarily approved by the court in February 2021. The amount of the settlement is not material to the Company’s results of operations for the year ended December 31, 2020. Hill’s is indemnified by the supplier related to the voluntary recall. Sales of products voluntarily recalled represent less than 2% of Hill’s annual Net sales. The sales loss and other costs associated with the voluntary recall and its subsequent expansion did not have a material impact on the Company’s Net sales or Operating profit for the year ended December 31, 2020 and are not expected to have a material impact in future periods.

(Dollars in Millions Except Per Share Amounts)
    Corporate

	2020	2019	% Change
Operating profit (loss)	$(502)	$(654)	(23)%

Corporate operations include Corporate overhead costs, research and development costs, stock-based compensation expense related to stock options and restricted stock unit awards, restructuring and related implementation costs and gains and losses on sales of non-core product lines. The components of Operating profit (loss) for the Corporate segment are presented as follows:

	2020	2019
Global Growth and Efficiency Program	$16	$(125)
Acquisition-related costs	(6)	(24)
Value-added tax matter in Brazil	—	30
Corporate overhead costs and other, net	(512)	(535)
Total Corporate Operating profit (loss)	$(502)	$(654)

(Dollars in Millions Except Per Share Amounts)
Restructuring and Related Implementation Charges

Global Growth and Efficiency Program

The Company’s restructuring program (the “Global Growth and Efficiency Program”), which commenced in the fourth quarter of 2012, concluded on December 31, 2019. Initiatives under the Global Growth and Efficiency Program fit within the program’s three focus areas of expanding commercial hubs, extending shared business services and streamlining global functions and optimizing the global supply chain and facilities. Substantially all initiatives under the Global Growth and Efficiency Program had been implemented as of December 31, 2019.

In the third quarter of 2020, the Company adjusted the accrual balances related to certain projects approved prior to the conclusion of the Global Growth and Efficiency Program to reflect its revised estimate of remaining liabilities. This adjustment resulted in a reduction of $16 ($13 aftertax), of which $3 was recorded in Selling, general and administrative expenses and $13 was recorded in Other (income) expense, net. During the year ended December 31, 2020, the Company also made cash payments of $53 related to projects approved prior to the conclusion of the Global Growth and Efficiency Program, and the remaining accrual balance at December 31, 2020 was $31. No new restructuring projects were approved for implementation during the year ended December 31, 2020.

For the year ended December 31, 2019, restructuring and related implementation charges are reflected in the Consolidated Statements of Income as follows:

2019
Cost of sales	$8
Selling, general and administrative expenses	60
Other (income) expense, net	57
Non-service related postretirement costs	7
Total Global Growth and Efficiency Program charges, pretax	$132

Total Global Growth and Efficiency Program charges, aftertax	$102

Restructuring and related implementation charges and the adjustment recorded in the third quarter of 2020 were recorded in the Corporate segment as these initiatives were predominantly centrally directed and controlled and were not included in internal measures of segment operating performance. See Note 4, Restructuring and Related Implementation Charges to the Consolidated Financial Statements for additional information.

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

Net sales growth (GAAP) and organic sales growth (Net sales growth excluding the impact of foreign exchange, acquisitions and divestments) (non-GAAP) are discussed in this Annual Report on Form 10-K. Management believes the organic sales growth measure provides investors and analysts with useful supplemental information regarding the Company’s underlying sales trends by presenting sales growth excluding, the external factor of foreign exchange, as well as the impact of acquisitions and divestments, as applicable. A reconciliation of organic sales growth to Net sales growth for the years ended December 31, 2020 and 2019 is provided below.

Worldwide Gross profit, Gross profit margin, Selling, general and administrative expenses, Selling, general and administrative expenses as a percentage of Net sales, Other (income) expense, net, Operating profit, Operating profit margin, Non-service related postretirement costs, Interest (income) expense, net, effective income tax rate, Net income attributable to Colgate-Palmolive Company and Earnings per share on a diluted basis are discussed in this Annual Report on Form 10-K both on a GAAP basis and excluding, as applicable, the benefits and charges resulting from the Global Growth and Efficiency Program, the charge related to U.S. tax reform, acquisition-related costs, the benefits related to a value-added tax matter in Brazil and Swiss income tax reform, a benefit related to a reorganization of the ownership structure of certain foreign subsidiaries and a new operating structure implemented within one of the Company’s divisions and the loss on early extinguishment of debt prior to maturity. These non-GAAP financial measures exclude items that, either by their nature or amount, management would not expect to occur as part of the Company’s normal business on a regular basis, such as restructuring charges, charges for certain litigation and tax matters, gains and losses from certain acquisitions, divestitures and certain unusual, non-recurring items. Investors and analysts use these financial measures in assessing the Company’s business performance, and management believes that presenting these financial measures on a non-GAAP basis provides them with useful supplemental information to enhance their understanding of the Company’s underlying business performance and trends. These non-GAAP financial measures also enhance the ability to compare period-to-period financial results. A reconciliation of each of these non-GAAP financial measures to the most directly comparable GAAP financial measures for the years ended December 31, 2020 and 2019 is presented within the applicable section of Results of Operations.

(Dollars in Millions Except Per Share Amounts)
The following tables provide a quantitative reconciliation of Net sales growth to organic sales growth for the years ended December 31, 2020 and 2019 versus the prior year:

Year ended December 31, 2020	Net Sales Growth (GAAP)	Foreign Exchange Impact	Acquisitions and Divestments Impact	Organic Sales Growth (Non-GAAP)
Oral, Personal and Home Care
North America	9.5%	—%	1.5%	8.0%
Latin America	(5.0)%	(14.0)%	—%	9.0%
Europe	12.0%	1.5%	7.5%	3.0%
Asia Pacific	(0.5)%	(1.0)%	—%	0.5%
Africa/Eurasia	—%	(8.5)%	1.0%	7.5%
Total Oral, Personal and Home Care	3.0%	(5.0)%	2.0%	6.0%
Pet Nutrition	14.0%	(0.5)%	—%	14.5%
Total Company	5.0%	(3.5)%	1.5%	7.0%

Year ended December 31, 2019	Net Sales Growth (GAAP)	Foreign Exchange Impact	Acquisitions and Divestments Impact	Organic Sales Growth (Non-GAAP)
Oral, Personal and Home Care
North America	2.0%	(0.5)%	—%	2.5%
Latin America	—%	(7.0)%	—%	7.0%
Europe	(2.0)%	(5.5)%	3.0%	0.5%
Asia Pacific	(1.0)%	(2.5)%	—%	1.5%
Africa/Eurasia	1.5%	(6.0)%	0.5%	7.0%
Total Oral, Personal and Home Care	—%	(4.0)%	0.5%	3.5%
Pet Nutrition	6.0%	(1.5)%	—%	7.5%
Total Company	1.0%	(3.5)%	0.5%	4.0%

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
Market share data is subject to limitations on the availability of up-to-date information. In particular, market share data is currently not generally available for certain retail channels, such as eCommerce or certain discounters. The Company measures year-to-date market shares from January 1 of the relevant year through the most recent period for which market share data is available, which typically reflects a lag time of one or two months. The Company believes that the third-party vendors we use to provide data are reliable, but we have not verified the accuracy or completeness of the data or any assumptions underlying the data. In certain limited circumstances, the COVID-19 pandemic has impacted the ability of our third-party vendors to provide the Company with reliable updated market share data. In addition, market share information calculated by the Company may be different from market share information calculated by other companies due to differences in category definitions, the use of data from different countries, internal estimates and other factors.

(Dollars in Millions Except Per Share Amounts)
Liquidity and Capital Resources

The Company expects cash flow from operations and debt issuances will be sufficient to meet foreseeable business operating and recurring cash needs (including for debt service, dividends, capital expenditures, share repurchases and acquisitions). The Company believes its strong cash generation and financial position should continue to allow it broad access to global credit and capital markets.

Cash Flow

Net cash provided by operations increased to $3,719 in 2020 as compared to $3,133 in 2019, primarily due to changes in working capital, higher net income and lower voluntary contributions to the Company’s pension plans, which were partially offset by higher income tax payments. The Company’s working capital as a percentage of Net sales was (4.4)% in 2020 and (1.6)% in 2019. This change in working capital as a percentage of Net sales is primarily due to higher accrued liabilities, higher accounts payable and higher accrued income taxes, partially offset by an increase in inventory. The Company defines working capital as the difference between current assets (excluding Cash and cash equivalents and marketable securities, the latter of which is reported in Other current assets) and current liabilities (excluding short-term debt).

Investing activities used $779 of cash in 2020 compared to $2,099 during 2019. As more fully described below, investing activities in 2020 include the Company’s acquisition of hello. Investing activities in 2019 include the Company’s acquisition of Filorga and the Nigeria Joint Venture. Purchases of marketable securities and investments decreased in 2020 to $143 from $184 in 2019. Proceeds from the sale of marketable securities and investments decreased in 2020 to $124 from $131 in 2019.

Capital expenditures in the year ended December 31, 2020 were $410, an increase from $335 in 2019. Capital expenditures increased in 2020 primarily due to capacity expansion of manufacturing facilities and sustainability projects. Capital expenditures for 2021 are expected to be approximately 3.0% to 3.5% of Net sales. The Company continues to focus its capital spending on projects that are expected to yield high aftertax returns.

On January 31, 2020, the Company acquired hello for cash consideration of $351 as part of the Company’s continued strategy to focus on the high growth segments within its Oral Care, Personal Care and Pet Nutrition businesses. On September 19, 2019, the Company acquired Filorga for cash consideration of €1,516 (approximately $1,674) plus additional consideration of €32 (approximately $38), the majority of which related to repayment of loans from former shareholders of Filorga. In July 2020, the Company completed the purchase of the outstanding non-controlling interest of Filorga’s joint venture based in Hong Kong and covering the Hong Kong and China markets for approximately €85 (approximately $99) in cash. On August 15, 2019, the Company acquired a 51% controlling interest in the Nigeria Joint Venture for $31.

These acquisitions were financed with a combination of debt and cash. As a result of the incremental debt related to these acquisitions, in accordance with the Company’s previously announced intention to moderate share repurchases, net of proceeds from the exercise of stock options, the Company continued to moderate its share repurchases, net in 2020. In addition, due to the initial uncertainties resulting from the COVID-19 pandemic and our intent to preserve cash, the Company discontinued all share repurchases other than those pursuant to equity plans during the second quarter of 2020. The Company resumed its moderated share repurchases, net in the third quarter of 2020. We expect share repurchases, net to return to historical levels in 2021.

Financing activities used $2,919 of cash during 2020 compared to $870 during 2019. The increase in cash used was primarily due to net payments on debt in 2020 as compared to net proceeds from the issuance of debt in 2019.

Long-term debt, including the current portion, decreased to $7,343 as of December 31, 2020, as compared to $7,587 as of December 31, 2019, and total debt decreased to $7,601 as of December 31, 2020 as compared to $7,847 as of December 31, 2019. The Company’s debt issuances and redemptions support the Company’s capital structure objectives of funding its business and growth initiatives while minimizing its risk-adjusted cost of capital.

(Dollars in Millions Except Per Share Amounts)
During the fourth quarter of 2020, the Company redeemed prior to maturity all of its outstanding 2.450% notes due 2021 with a principal amount of $300, originally issued on November 8, 2011, and all of its outstanding 2.300% notes due 2022 with a principal amount of $500, originally issued on May 3, 2012. These redemptions were financed with commercial paper borrowings and cash. The Company recorded a loss on this early extinguishment of debt of $23, which is included in Interest (income) expense, net in the Consolidated Statements of Income, representing the difference between the redemption price and the carrying amount of the debt extinguished.

During the first quarter of 2019, the Company issued €500 of seven-year notes at a fixed coupon rate of 0.500% and €500 of fifteen-year notes at a fixed coupon rate of 1.375%. During the fourth quarter of 2019, the Company issued €500 of two-year notes at a fixed coupon rate of 0.000% and €500 of twenty-year notes at a fixed coupon rate of 0.875%. The debt issuances were under the Company’s shelf registration statement. Proceeds from the debt issuances were used for general corporate purposes, which included the retirement of commercial paper and, in the case of the debt issuances in the first quarter of 2019, the repayment of the Company’s $500 1.750% fixed rate notes, which became due in March 2019, and €500 floating rate notes, which became due in May 2019.

At December 31, 2020, the Company had access to unused domestic and foreign lines of credit of $4,657 (including under the facilities discussed below) and could also issue long-term debt pursuant to an effective shelf registration statement. In November 2018, the Company entered into an amended and restated $2,650 revolving credit facility with a syndicate of banks that was scheduled to expire in November 2023. In August 2019, the term of the facility was extended by one year and it now expires in November 2024. In August 2020, the Company entered into a $1,500 364-day credit facility with a syndicate of banks that is scheduled to expire in August 2021. Commitment fees related to the credit facilities are not material.

Domestic and foreign commercial paper outstanding was $1,389 and $829 as of December 31, 2020 and December 31, 2019, respectively. The average daily balances outstanding of commercial paper in 2020 and 2019 were $1,050 and $1,868, respectively. The Company classifies commercial paper and certain current maturities of notes payable as long-term debt when it has the intent and ability to refinance such obligations on a long-term basis, including, if necessary, by utilizing its available lines of credit (under the facilities discussed above).

The following is a summary of the Company’s commercial paper and global short-term borrowings as of December 31, 2020 and 2019:

	2020			2019
	Weighted Average Interest Rate	Maturities	Outstanding	Weighted Average Interest Rate	Maturities	Outstanding
Global short-term borrowings	4.8%	2021	$8	1.8%	2020	$10
Commercial Paper (1)	(0.3)%	2021	1,389	(0.4)%	2020	829
Total			$1,397			$839
(1) Commercial paper includes a current portion of $250, included in Notes and loans payable, as of December 31, 2020 and 2019.
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

Dividend payments in 2020 were $1,654, an increase from $1,614 in 2019. Dividend payments increased to $1.75 per share in 2020 from $1.71 per share in 2019. In the first quarter of 2020, the Company increased the quarterly common stock dividend to $0.44 per share from $0.43 per share, effective in the second quarter of 2020.

(Dollars in Millions Except Per Share Amounts)
The Company repurchases shares of its common stock in the open market and in private transactions to maintain its targeted capital structure and to fulfill certain requirements of its compensation and benefit plans. On June 18, 2018, the Board authorized the repurchase of shares of the Company’s common stock having an aggregate purchase price of up to $5,000 under the 2018 Program. The Board also has authorized share repurchases on an ongoing basis to fulfill certain requirements of the Company’s compensation and benefit programs. The shares are repurchased from time to time in open market or privately negotiated transactions at the Company’s discretion, subject to market conditions, customary blackout periods and other factors.

Aggregate share repurchases in 2020 consisted of approximately 18.2 million common shares under the 2018 Program and 0.4 million common shares to fulfill the requirements of compensation and benefit plans, for a total purchase price of $1,476. Aggregate repurchases in 2019 consisted of 16.0 million common shares under the 2018 Program, and 1.2 million common shares to fulfill the requirements of compensation and benefit plans, for a total purchase price of $1,202. Share repurchases net of proceeds from exercise of stock options were $602 and $704 in 2020 and 2019, respectively.

Cash and cash equivalents increased $5 during 2020 to $888 at December 31, 2020, compared to $883 at December 31, 2019. Cash and cash equivalents held by the Company’s foreign subsidiaries was $832 and $798, respectively, at December 31, 2020 and 2019.

The following represents the scheduled maturities of the Company’s contractual obligations as of December 31, 2020:

	Total	2021	2022	2023	2024	2025	Thereafter
Long-term debt including current portion(1)	$6,204	$631	$413	$896	$498	$130	$3,636
Net cash interest payments on long-term debt(2)	1,515	109	111	96	79	72	1,048
Operating Leases	715	157	133	89	58	46	232
Purchase obligations(3)	715	396	188	118	8	3	2
U.S. tax reform payments	220	10	25	46	62	77	—
Total	$9,369	$1,303	$870	$1,245	$705	$328	$4,918
_______
(1)The Company classifies commercial paper and notes maturing within the next 12 months as long-term debt when it has the intent and ability to refinance such obligations on a long-term basis. The amounts in this table exclude such obligations.
(2)Includes the net interest payments on fixed and variable rate debt and associated interest rate swaps. Interest payments associated with floating rate instruments are based on management’s best estimate of projected interest rates for the remaining term of variable rate debt.
(3)The Company had outstanding contractual obligations with suppliers at the end of 2020 for the purchase of raw, packaging and other materials and services in the normal course of business. These purchase obligation amounts represent only those items which are based on agreements that are legally binding and that specify all significant terms including minimum quantity, price and term and do not represent total anticipated purchases.

Long-term liabilities associated with the Company’s postretirement plans are excluded from the table above due to the uncertainty of the timing of these cash disbursements. The amount and timing of cash funding related to these benefit plans will generally depend on local regulatory requirements, various economic assumptions (the most significant of which are detailed in “Critical Accounting Policies and Use of Estimates” below) and voluntary Company contributions. Based on current information, the Company is not required to make a mandatory contribution to its qualified U.S. pension plan in 2021. The Company does not expect to make any voluntary contributions to its U.S. postretirement plans in 2021. In addition, total benefit payments to be paid to participants for the year ending December 31, 2021 from the Company’s assets are estimated to be approximately $90.

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

Foreign Exchange Risk

As the Company markets its products in over 200 countries and territories, it is exposed to currency fluctuations related to manufacturing and selling its products in currencies other than the U.S. dollar. The Company manages its foreign currency exposures through a combination of cost-containment measures, sourcing strategies, selling price increases and the hedging of certain costs in an effort to minimize the impact on earnings of foreign currency rate movements. See “Results of Operations” above for a discussion of the foreign exchange impact on Net sales in each operating segment.

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

The Company’s foreign currency forward contracts that qualify for cash flow hedge accounting resulted in a net unrealized loss of $11 and $6 at December 31, 2020 and 2019, respectively. Changes in the fair value of cash flow hedges are recorded in Other comprehensive income (loss) and are reclassified into earnings in the same period or periods during which the underlying hedged transaction is recognized in earnings. At the end of 2020, an unfavorable 10% change in exchange rates would have resulted in a net unrealized loss of $96.

(Dollars in Millions Except Per Share Amounts)
Interest Rate Risk

The Company manages its mix of fixed and floating rate debt against its target with debt issuances and by entering into interest rate swaps in order to mitigate fluctuations in earnings and cash flows that may result from interest rate volatility. The Company utilizes forward-starting interest rate swaps to mitigate the risk of variability in interest rate for future debt issuances. The notional amount, interest payment and maturity date of the swaps generally match the principal, interest payment and maturity date of the related debt, and the swaps are valued using observable benchmark rates.

Based on year-end 2020 variable rate debt levels, a 1% increase in interest rates would have increased Interest (income) expense, net by $15 in 2020.

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

Commodity Price Risk

The Company is exposed to price volatility related to raw materials used in production, such as essential oils, resins, pulp, tropical oils, tallow, corn, poultry and soybeans. The Company manages its raw material exposures through a combination of cost containment measures, ongoing productivity initiatives and the limited use of commodity hedging contracts. Futures contracts are used on a limited basis, primarily in the Hill’s Pet Nutrition segment, to manage volatility related to anticipated raw material inventory purchases of certain traded commodities.

The Company’s open commodity derivative contracts that qualify for cash flow hedge accounting resulted in a net unrealized gain of $3 and $0 at December 31, 2020 and 2019, respectively. At the end of 2020, an unfavorable 10% change in commodity futures prices would have resulted in a net unrealized gain of $1.

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

Recent Accounting Pronouncements

In January 2021, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2021-1, “Reference Rate Reform (Topic 848): Scope.” This ASU clarifies that certain optional expedients and exceptions in Topic 848 apply to derivatives that are affected by the discounting transition. This guidance was effective upon issuance for the Company and is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In October 2020, the FASB issued ASU No. 2020-10, “Codification Improvements.” This ASU improves the consistency of the codification topics by including all disclosure guidance in the appropriate disclosure section and also clarifies the application of various provisions in the codification. This guidance was effective for the Company beginning on January 1, 2021 and is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The ASU provides optional expedients and exceptions for applying generally accepted accounting principles (“GAAP”) to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. This guidance was effective upon issuance of this ASU for contract modifications and hedging relationships on a prospective basis and is not expected to have a material impact on the Company’s Consolidated Financial Statements.

(Dollars in Millions Except Per Share Amounts)
In March 2020, the FASB issued ASU No. 2020-03, “Codification to Financial Instruments.” This ASU improves and clarifies various financial instruments topics, including the current expected credit losses (“CECL”) standard issued in 2016. The ASU addresses seven different issues that describe the areas of improvement and the related amendments to GAAP, intended to make the standards easier to understand and apply by eliminating inconsistencies and providing clarifications. The amendments related to Issue 1, Issue 2, Issue 4 and Issue 5 were effective upon issuance of this update. The amendments related to Issue 3, Issue 6 and Issue 7 were effective for the Company beginning on January 1, 2020. The guidance did not have a material impact on the Company’s Consolidated Financial Statements.

In January 2020, the FASB issued ASU No. 2020-01, “Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)-Clarifying the Interactions between Topic 321, Topic 323, and Topic 815.” The guidance provides clarification of the interaction of rules for equity securities, the equity method of accounting and forward contracts and purchase options on certain types of securities. This guidance was effective for the Company beginning on January 1, 2021. This guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In December 2019, the FASB issued ASU No. 2019-12, “Income taxes (Topic 740): Simplifying the Accounting for Income Taxes.” This ASU simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC 740 and also clarifies and amends existing guidance to improve consistent application. This guidance was effective for the Company beginning on January 1, 2021. This guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In November 2019, the FASB issued ASU No. 2019-11, “Codification Improvements to Topic 326, Financial Instruments- Credit Losses.” This ASU clarifies and addresses certain items related to amendments in ASU 2016-13. This guidance was effective for the Company beginning on January 1, 2020 and did not have a material impact on the Company’s Consolidated Financial Statements.

In April 2019, the FASB issued ASU No. 2019-04, “Codification Improvements to Financial Instruments-Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Financial Instruments (Topic 825).” This ASU clarifies three topics related to financial instruments accounting. This guidance was effective for the Company beginning on January 1, 2020 and did not have a material impact on the Company’s Consolidated Financial Statements.

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.” This guidance removes certain disclosure requirements related to the fair value hierarchy, modifies existing disclosure requirements related to measurement uncertainty and adds new disclosure requirements. The new disclosure requirements include disclosing the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. This guidance was effective for the Company beginning on January 1, 2020 and did not have a material impact on the Company’s Consolidated Financial Statements.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” eliminating the requirement to calculate implied fair value, essentially eliminating step two from the goodwill impairment test. The standard requires goodwill impairment to be based upon the results of step one of the impairment test, which is defined as the excess of the carrying value of a reporting unit over its fair value. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. The standard was effective for the Company on a prospective basis beginning on January 1, 2020 and did not have an impact on the Company’s Consolidated Financial Statements.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326).” This ASU introduces the current expected credit loss (CECL) model, which will require an entity to measure credit losses for certain financial instruments and financial assets, including trade receivables. Under this update, on initial recognition and at each reporting period, an entity will be required to recognize an allowance that reflects the entity’s current estimate of credit losses expected to be incurred over the life of the financial instrument. This guidance was effective for the Company beginning on January 1, 2020 and did not have a material impact on the Company’s Consolidated Financial Statements.

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

▪The Company accounts for inventories using both the first-in, first-out (“FIFO”) method (75% of inventories) and the last-in, first-out (“LIFO”) method (25% of inventories). There would have been no material impact on reported earnings for 2020 or 2019 had all inventories been accounted for under the FIFO method.

▪Shipping and handling costs may be reported as either a component of Cost of sales or Selling, general and administrative expenses. The Company accounts for such costs, primarily related to warehousing and outbound freight, as fulfillment costs and reports them in the Consolidated Statements of Income as a component of Selling, general and administrative expenses. Accordingly, the Company’s Gross profit margin is not comparable with the gross profit margin of those companies that include shipping and handling charges in cost of sales. If such costs had been included as a component of Cost of sales, the Company’s Gross profit margin would have been lower by 845 bps in 2020 and by 810 bps in both 2019 and 2018, with no impact on reported earnings.

    The areas of accounting that involve significant or complex judgments and estimates are pensions and other retiree benefit cost assumptions, stock-based compensation, asset impairments, uncertain tax positions, tax valuation allowances, legal and other contingency reserves.

▪In accounting for pension and other postretirement benefit costs, the most significant actuarial assumptions are the discount rate and the expected long-term rate of return on plan assets. The discount rate used to measure the benefit obligation for U.S. defined benefit plans was 2.65% and 3.40% as of December 31, 2020 and 2019, respectively. The discount rate used to measure the benefit obligation for other U.S. postretirement plans was 2.88%, and 3.56% as of December 31, 2020 and 2019, respectively. Discount rates used for the U.S. and international defined benefit and other postretirement plans are based on a yield curve constructed from a portfolio of high-quality bonds whose projected cash flows approximate the projected benefit payments of the plans. The assumed expected long-term rate of return on plan assets for U.S. plans was 5.70% as of December 31, 2020 and 6.30% as of 2019. In determining the expected long-term rate of return, the Company considers the nature of the plans’ investments and the historical rate of return.

(Dollars in Millions Except Per Share Amounts)
Average annual rates of return for the U.S. plans for the most recent 1-year, 5-year, 10-year, 15-year and 25-year periods were 15%, 9%, 8%, 7% and 7%, respectively. In addition, the current assumed rate of return for the U.S. plans is based upon the nature of the plans’ investments with a target asset allocation of approximately 74% in fixed income securities, 21% in equity securities and 5% in real estate and other investments. A 1% change in the assumed rate of return on plan assets of the U.S. pension plans would impact future Net income attributable to Colgate-Palmolive Company by approximately $19. A 1% change in the discount rate for the U.S. pension plans would impact future Net income attributable to Colgate-Palmolive Company by approximately $3. A third assumption is the long-term rate of compensation increase, a change in which would partially offset the impact of a change in either the discount rate or the expected long-term rate of return. This rate was 3.50% as of December 31, 2020, and 2019. Refer to Note 10, Retirement Plans and Other Retiree Benefits to the Consolidated Financial Statements for further discussion of the Company’s pension and other postretirement plans.

▪The assumption requiring the most judgment in accounting for other postretirement benefits (other than the discount rate noted above) is the medical cost trend rate. The Company reviews external data and its own historical trends for health care costs to determine the medical cost trend rate. The assumed rate of increase for the U.S. postretirement benefit plans is 6.00% for 2021, declining to 4.75% by 2026 and remaining at 4.75% for the years thereafter. The effect on the total of service cost and interest costs components of a 1% increase in the assumed long-term medical cost trend rate would decrease Net income attributable to Colgate-Palmolive Company by $10.

▪The Company recognizes the cost of employee services received in exchange for awards of equity instruments, such as stock options and restricted stock units (both performance-based and time-vested), based on the fair value of those awards at the date of grant. The Company uses the Black-Scholes-Merton (“Black-Scholes”) option pricing model to estimate the fair value of stock option awards. The weighted-average estimated fair value of each stock option award granted in the year ended December 31, 2020 was $11.26. The Black-Scholes model uses various assumptions to estimate the fair value of stock option awards. These assumptions include the expected term of stock option awards, expected volatility rate, risk-free interest rate and expected dividend yield. While these assumptions do not require significant judgment, as the significant inputs are determined from historical experience or independent third-party sources, changes in these inputs could result in significant changes in the fair value of stock option awards. A one-year change in expected term would result in a change in fair value of approximately 4%. A 1% change in volatility would change fair value by approximately 6%. The Company uses a Monte-Carlo simulation to determine the fair value of performance-based restricted stock units at the date of grant. The Monte-Carlo simulation model uses substantially the same inputs as the Black-Scholes model.

▪Goodwill and indefinite-life intangible assets, such as the Company’s global brands, are subject to impairment tests at least annually or when events or changes in circumstances indicate an asset may be impaired. In assessing impairment, the Company performs either a quantitative or a qualitative analysis.

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

As a result of the COVID-19 pandemic, in the first quarter of 2020, the Company assessed whether a “triggering event” had occurred indicating a possible impairment of its goodwill and indefinite-life intangible assets. As a result of this assessment, the Company determined that a “triggering event” had occurred relative to its recently acquired Filorga skin health business and, as required, performed a quantitative analysis, with the assistance of a third-party valuation firm, of the value of the Filorga reporting unit and its indefinite-life intangible assets. Based on the analysis, the Company determined that the fair value of the Filorga reporting unit and the related indefinite-life intangible assets continued to exceed their carrying values and were not impaired.

As of the date of the annual goodwill impairment test, the fair value of the Filorga reporting unit exceeded its carrying value by approximately 10%. Either a reduction in the long-term growth rate of 50 basis points or an increase in the discount rate of 25 basis points would result in the fair value of the Filorga reporting unit exceeding its carrying value by less than 5%. As of the date of the annual impairment test, the fair value of the Filorga indefinite-life intangible assets exceeded their carrying value by less than 10%. Either a reduction in the long-term growth rate of 50 basis points or an increase in the discount rate of 25 basis points would result in the fair value of the Filorga indefinite-life intangible assets approximating their carrying value. Given the inherent uncertainties in estimating the future impacts of the COVID-19 pandemic on global macroeconomic conditions and interest rates in general and on the Filorga business in particular, actual results may differ from management’s current estimates and could have an adverse impact on one or more of the assumptions used in our quantitative models related to the Filorga reporting unit and the related indefinite-life intangible assets, resulting in potential impairment charges in subsequent periods. Given the recent acquisition of Filorga, where there is inherently a lower surplus of fair value over carrying value, management will continue to assess triggering events that may necessitate additional qualitative or quantitative analyses of our reporting units and indefinite-life intangible assets in future periods.

Except for the recently acquired Filorga business, as described above, where there is inherently a lower surplus of fair value over carrying value, the estimated fair value of the Company’s reporting units substantially exceeds the recorded carrying value. The fair value of the Company’s indefinite-life intangible assets other than Filorga exceeds their recorded carrying value by at least 20%. Therefore, it is not reasonably likely that significant changes in these estimates would occur that would result in an impairment charge related to these assets.

▪The recognition and measurement of uncertain tax positions involves consideration of the amounts and probabilities of various outcomes that could be realized upon ultimate resolution.

▪Tax valuation allowances are established to reduce deferred tax assets, such as tax loss carryforwards, to net realizable value. Factors considered in estimating net realizable value include historical results by tax jurisdiction, carryforward periods, income tax strategies and forecasted taxable income.

▪Legal and other contingency reserves are based on management’s assessment of the risk of potential loss, which includes consultation with outside legal counsel and other advisors. Such assessments are reviewed each period and revised based on current facts and circumstances, if necessary. While it is possible that the Company’s cash flows and results of operations in a particular quarter or year could be materially affected by the impact of such contingencies, based on current knowledge it is the opinion of management that these matters will not have a material effect on the Company’s financial position, or its ongoing results of operations or cash flows. Refer to Note 13, Commitments and Contingencies to the Consolidated Financial Statements for further discussion of the Company’s contingencies.

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

(Dollars in Millions Except Per Share Amounts)
Cautionary Statement on Forward-Looking Statements

This Annual Report on Form 10-K may contain forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the SEC in its rules, regulations and releases that set forth anticipated results based on management’s current plans and assumptions. Such statements may relate, for example, to sales or volume growth, net selling price increases, organic sales growth, profit or profit margin growth, earnings per share levels, financial goals, the impact of foreign exchange volatility, the impact of COVID-19, cost-reduction plans, tax rates, new product introductions, commercial investment levels, acquisitions, divestitures, share repurchases, or legal or tax proceedings, among other matters. These statements are made on the basis of the Company’s views and assumptions as of this time and the Company undertakes no obligation to update these statements whether as a result of new information, future events or otherwise, except as required by law or by the rules and regulations of the SEC. Moreover, the Company does not, nor does any other person, assume responsibility for the accuracy and completeness of those statements. The Company cautions investors that any such forward-looking statements are not guarantees of future performance and that actual events or results may differ materially from those statements. Actual events or results may differ materially because of factors that affect international businesses and global economic conditions, as well as matters specific to the Company and the markets it serves, including the uncertain economic and political environment in different countries and its effect on consumer spending habits, foreign currency rate fluctuations, exchange controls, tariffs, price or profit controls, labor relations, changes in foreign or domestic laws, or regulations or their interpretation, political and fiscal developments, including changes in trade, tax and immigration policies, increased competition and evolving competitive practices (including from the growth of eCommerce and the entry of new competitors and business models), the ability to operate and respond effectively during a pandemic, epidemic or widespread public health concern, including COVID-19, ability to manage disruptions in our global supply chain and/or key office facilities, ability to manage the availability and cost of raw and packaging materials and logistics costs, the ability to maintain or increase selling prices as needed, changes in the policies of retail trade customers, the emergence of alternative retail channels, the growth of eCommerce and the rapidly changing retail landscape (as consumers increasingly shop online), the ability to develop innovative new products, the ability to continue lowering costs and operate in an agile manner, the ability to maintain the security of our information technology systems from a cyber-security incident or data breach, the ability to address the effects of climate change and achieve our sustainability and social impact goals, the ability to complete acquisitions and divestitures as planned, the ability to successfully integrate acquired businesses, the ability to attract and retain key employees and integrate diversity, equity and inclusion initiatives across our organization, the uncertainty of the outcome of legal proceedings, whether or not the Company believes they have merit, and the ability to address uncertain or unfavorable global economic conditions, disruptions in the credit markets and tax matters. For information about these and other factors that could impact the Company’s business and cause actual results to differ materially from forward-looking statements, refer to Part I, Item 1A “Risk Factors.”

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chairman of the Board, President and Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2020 (the “Evaluation”). Based upon the Evaluation, the Company’s Chairman of the Board, President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) are effective.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Management, under the supervision and with the participation of the Company’s Chairman of the Board, President and Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Company’s internal control over financial reporting based upon the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and concluded that it was effective as of December 31, 2020.

The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, and has expressed an unqualified opinion in their report, which appears under “Index to Financial Statements – Report of Independent Registered Public Accounting Firm.”

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

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

See “Information about our Executive Officers” in Part I, Item 1 of this report.

Additional information required by this Item relating to directors, executive officers and corporate governance of the Company is incorporated herein by reference to the Company’s Proxy Statement for its 2021 Annual Meeting of Stockholders (the “2021 Proxy Statement”).

Code of Ethics

The Company’s Code of Conduct promotes the highest ethical standards in all of the Company’s business dealings. The Code of Conduct satisfies the SEC’s requirements for a Code of Ethics for senior financial officers and applies to all Company employees, including the Chairman of the Board, President and Chief Executive Officer, the Chief Financial Officer and the Vice President and Controller, and the Company’s directors. The Code of Conduct is available on the Company’s website at www.colgatepalmolive.com. Any amendment to the Code of Conduct will promptly be posted on the Company’s website. It is the Company’s policy not to grant waivers of the Code of Conduct. In the extremely unlikely event that the Company grants an executive officer a waiver from a provision of the Code of Conduct, the Company will promptly disclose such information by posting it on its website or by using other appropriate means in accordance with SEC rules.

ITEM 11.    EXECUTIVE COMPENSATION

The information regarding executive compensation set forth in the 2021 Proxy Statement is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)The information regarding security ownership of certain beneficial owners and management set forth in the 2021 Proxy Statement is incorporated herein by reference.

(b)The Registrant does not know of any arrangements that may at a subsequent date result in a change in control of the Registrant.

(c)Equity compensation plan information as of December 31, 2020:

	(a)		(b)		(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (in thousands)		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (in thousands)
Equity compensation plans approved by security holders	29,278	(1)	$72.06	(2)	48,564	(3)
Equity compensation plans not approved by security holders	Not applicable		Not applicable		Not applicable
Total	29,278		$72.06		48,564
_______
(1)Consists of 27,541 options outstanding and 1,737 restricted stock units awarded but not yet vested under the Company’s 2013 Incentive Compensation Plan and the Company’s 2019 Incentive Compensation Plan, respectively, as more fully described in Note 8, Capital Stock and Stock-Based Compensation Plans to the Consolidated Financial Statements.
(2)Includes the weighted-average exercise price of stock options outstanding of $72 and restricted stock units of $73.
(3)Amount includes 36,144 options available for issuance and 12,420 restricted stock units available for issuance under the Company’s 2019 Incentive Compensation Plan.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information regarding certain relationships and related transactions and director independence set forth in the 2021 Proxy Statement is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information regarding auditor fees and services set forth in the 2021 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)Financial Statements and Financial Statement Schedules

    See “Index to Financial Statements.”

(b)Exhibits:

Exhibit No.		Description

3-A		Restated Certificate of Incorporation, as amended. (Registrant hereby incorporates by reference Exhibit 3-A to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, File No. 1-644.)

3-B
Colgate-Palmolive Company By-laws, Amended and Restated as of March 11, 2020. (Registrant hereby incorporates by reference Exhibit 3.01 to its Current Report on Form 8-K filed on March 11, 2020, File No. 1-644.)

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
Form of Performance Stock Unit Award Agreement for the 2020-2022 Performance Cycle (Registrant hereby incorporates by reference Exhibit 10-A to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, File No. 1-644.)*

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

10-D	a)
Colgate-Palmolive Company Supplemental Salaried Employees’ Retirement Plan, amended and restated, effective as of September 27, 2017. (Registrant hereby incorporates by reference Exhibit 10 to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, File No. 1-644.)*

	b)	Amendment 4Q2020-I, dated December 2, 2020, to the Colgate-Palmolive Company Supplemental Salaried Employees’ Retirement Plan* **

10-E	a)
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
Colgate-Palmolive Company Restated and Amended Deferred Compensation Plan for Non-Employee Directors, as amended. (Registrant hereby incorporates by reference Exhibit 10-H to its Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-644.)*

b)
Amendment, effective as of January 1, 2005, to the Colgate-Palmolive Company Restated and Amended Deferred Compensation Plan for Non-Employee Directors. (Registrant hereby incorporates by reference Exhibit 10-F to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, File No. 1-644.)*

10-H
Colgate-Palmolive Company Deferred Compensation Plan, amended and restated, effective as of January 1, 2005. (Registrant hereby incorporates by reference Exhibit 10-G to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, File No. 1-644.)*

10-I
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

10-K
364-day Credit Agreement, dated as of August 21, 2020, among Colgate-Palmolive Company, as Borrower, Citibank, N.A., as Administrative Agent and Arranger, and the Lenders party thereto. (Registrant hereby incorporates by reference Exhibit 10-A to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, File No. 1-644.)

10-L	a)
Colgate-Palmolive Company Supplemental Savings and Investment Plan, amended and restated, effective as of January 1, 2020 (Registrant hereby incorporates by reference Exhibit 10-L to its Annual Report on Form 10-K for the year ended December 31, 2019, File No. 1-644.)*

	b)	Amendment 4Q2020-I, dated December 2, 2020, to the Colgate-Palmolive Company Supplemental Savings and Investment Plan* **

10-M
Form of Indemnification Agreement between Colgate-Palmolive Company and its directors, executive officers and certain key employees. (Registrant hereby incorporates by reference Exhibit 10-K to its Annual Report on Form 10-K for the year ended December 31, 2017, File No. 1-644.)

10-N
Separation Agreement between Henning Jakobsen and Colgate-Palmolive Company. (Registrant hereby incorporates by reference Exhibit 10.1 to its Current Report on Form 8-K filed on October 30, 2020, File No. 1-644.)*

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

101	The following materials from Colgate-Palmolive Company’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline eXtensible Business Reporting Language (Inline XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Consolidated Statements of Comprehensive Income, (v) the Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements, and (vii) Financial Statement Schedule.**

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).**
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

Colgate-Palmolive Company (Registrant)

Date: February 18, 2021	By	/s/ Noel R. Wallace
Noel R. Wallace Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 18, 2021, by the following persons on behalf of the registrant and in the capacities indicated.

(a) Principal Executive Officer	(d) Directors:

/s/ Noel R. Wallace	/s/ Noel R. Wallace
Noel R. Wallace Chairman of the Board, President and Chief Executive Officer	Noel R. Wallace
(b) Principal Financial Officer	John P. Bilbrey, John T. Cahill, Lisa M. Edwards, Helene D. Gayle, C. Martin Harris, Martina Hund-Mejean, Lorrie M. Norrington, Michael B. Polk, Stephen I. Sadove*

/s/ Stanley J. Sutula III	*By: /s/ Jennifer M. Daniels
Stanley J. Sutula III Chief Financial Officer	Jennifer M. Daniels As Attorney-in-Fact

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Colgate-Palmolive Company:

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the consolidated financial statements, including the related notes and financial statement schedule, of Colgate-Palmolive Company and its subsidiaries (the “Company”) as listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 15 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

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

Goodwill and Indefinite-Lived Intangible Assets Interim Impairment Assessments - Filorga

As described in Notes 2 and 5 to the consolidated financial statements, the Company’s consolidated balance of goodwill and indefinite-lived intangible assets was $3.8 billion and $1.9 billion respectively as of December 31, 2020. Goodwill and indefinite-lived intangible assets are subject to impairment tests at least annually or when events or changes in circumstances indicate that an asset may be impaired. As a result of the COVID-19 Pandemic, in the first quarter of 2020, management determined that a “triggering event” had occurred relative to its recently acquired Filorga skin health business and, as required, performed a quantitative analysis. The results of the analysis indicated the estimated fair value of the reporting unit and indefinite-life intangible assets continue to exceed their carrying values and were not impaired. As disclosed by management, the fair value of the reporting units for goodwill and the fair value of its indefinite-lived intangible assets were determined using an income approach. These methods incorporate several estimates and assumptions, the most significant being future cash flows, sales growth rates, discount rate for the goodwill and indefinite-lived intangible assets, and the selection of royalty rates for the indefinite-lived intangible assets.

The principal considerations for our determination that performing procedures relating to the goodwill and indefinite-lived intangible assets interim impairment assessments of Filorga is a critical audit matter are (i) the significant judgment by management when determining the fair value measurements of the reporting unit and indefinite-lived intangible assets ; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to sales growth rates, discount rate for the goodwill and indefinite-lived intangible assets, and the royalty rate for the indefinite-lived intangible assets; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill and indefinite-lived intangible assets impairment assessment, including controls over the valuation of the Filorga reporting unit and indefinite-lived intangible assets.

These procedures also included, among others (i) testing management’s process for determining the fair value measurements of the reporting unit and indefinite-lived intangible assets; (ii) evaluating the appropriateness of the income approach based on a discounted cash flow and relief from royalty models; (iii) testing the completeness and accuracy of underlying data used in the models; and (iv) evaluating the reasonableness of significant assumptions used by management related to the sales growth rates, discount rate for the goodwill and indefinite-lived intangible assets, and the royalty rate for the indefinite-lived intangible assets. Evaluating management’s assumptions related to sales growth rates, discount rate for the goodwill and indefinite-lived intangible assets and royalty rate for the indefinite-lived intangible assets involved evaluating whether the assumptions used by management were reasonable considering (i) the consistency with external market and industry data, and (ii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of the income approach based on a discounted cash flow and relief from royalty models, and the discount rate and royalty rate assumptions.

/s/ PricewaterhouseCoopers LLP
New York, New York February 18, 2021
We have served as the Company’s auditor since 2002.

COLGATE-PALMOLIVE COMPANY
Consolidated Statements of Income
For the years ended December 31,
(Dollars in Millions Except Per Share Amounts)

	2020	2019	2018
Net sales	$16,471	$15,693	$15,544
Cost of sales	6,454	6,368	6,313
Gross profit	10,017	9,325	9,231
Selling, general and administrative expenses	6,019	5,575	5,389
Other (income) expense, net	113	196	148
Operating profit	3,885	3,554	3,694
Non-service related postretirement costs	74	108	87
Interest (income) expense, net	164	145	143
Income before income taxes	3,647	3,301	3,464
Provision for income taxes	787	774	906
Net income including noncontrolling interests	2,860	2,527	2,558
Less: Net income attributable to noncontrolling interests	165	160	158
Net income attributable to Colgate-Palmolive Company	$2,695	$2,367	$2,400
Earnings per common share, basic	$3.15	$2.76	$2.76
Earnings per common share, diluted	$3.14	$2.75	$2.75

See Notes to Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Consolidated Statements of Comprehensive Income
For the years ended December 31,
 (Dollars in Millions)

	2020	2019	2018
Net income including noncontrolling interests	$2,860	$2,527	$2,558
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	(24)	25	(237)
Retirement plan and other retiree benefit adjustments	(40)	(100)	38
Gains (losses) on cash flow hedges	(2)	(12)	10
Total Other comprehensive income (loss), net of tax	(66)	(87)	(189)
Total Comprehensive income including noncontrolling interests	2,794	2,440	2,369
Less: Net income attributable to noncontrolling interests	165	160	158
Less: Cumulative translation adjustments attributable to noncontrolling interests	6	(2)	(19)
Total Comprehensive income attributable to noncontrolling interests	171	158	139
Total Comprehensive income attributable to Colgate-Palmolive Company	$2,623	$2,282	$2,230

See Notes to Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
 Consolidated Balance Sheets
As of December 31,
 (Dollars in Millions Except Share and Per Share Amounts)

	2020	2019
Assets
Current Assets
Cash and cash equivalents	$888	$883
Receivables (net of allowances of $89 and $76, respectively)	1,264	1,440
Inventories	1,673	1,400
Other current assets	513	456
Total current assets	4,338	4,179
Property, plant and equipment, net	3,716	3,750
Goodwill	3,824	3,508
Other intangible assets, net	2,894	2,667
Deferred income taxes	291	177
Other assets	857	753
Total assets	$15,920	$15,034
Liabilities and Shareholders’ Equity
Current Liabilities
Notes and loans payable	$258	$260
Current portion of long-term debt	9	254
Accounts payable	1,393	1,237
Accrued income taxes	403	370
Other accruals	2,341	1,917
Total current liabilities	4,404	4,038
Long-term debt	7,334	7,333
Deferred income taxes	426	507
Other liabilities	2,655	2,598
Total liabilities	14,819	14,476
Commitments and contingent liabilities	—	—
Shareholders’ Equity
Common stock, $1 par value (2,000,000,000 shares authorized, 1,465,706,360 shares issued)	1,466	1,466
Additional paid-in capital	2,969	2,488
Retained earnings	23,699	22,501
Accumulated other comprehensive income (loss)	(4,345)	(4,273)
Unearned compensation	(1)	(2)
Treasury stock, at cost	(23,045)	(22,063)
Total Colgate-Palmolive Company shareholders’ equity	743	117
Noncontrolling interests	358	441
Total equity	1,101	558
Total liabilities and equity	$15,920	$15,034
See Notes to Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in Millions)

	Colgate-Palmolive Company Shareholders’ Equity
	Common Stock	Additional Paid-In Capital	Unearned Compensation	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)		Noncontrolling Interests
Balance, January 1, 2018	$1,466	$1,984	$(5)	$(20,181)	$20,531	$(3,855)		$303
Net income					2,400			158
Other comprehensive income (loss), net of tax						(170)		(19)
Dividends ($1.66)/per share*					(1,448)			(143)
Stock-based compensation expense		109
Shares issued for stock options		137		190
Shares issued for restricted stock awards		(31)		31
Treasury stock acquired				(1,238)
Other		5	2	2	132	(163)	(1)
Balance, December 31, 2018	$1,466	$2,204	$(3)	$(21,196)	$21,615	$(4,188)		$299
Net income					2,367			160
Other comprehensive income (loss), net of tax						(85)		(2)
Dividends ($1.71)/per share*					(1,472)			(141)
Stock-based compensation expense		100
Shares issued for stock options		210		305
Shares issued for restricted stock awards		(29)		29
Noncontrolling interests assumed through acquisition								125
Treasury stock acquired				(1,202)
Other		3	1	1	(9)
Balance, December 31, 2019	$1,466	$2,488	$(2)	$(22,063)	$22,501	$(4,273)		$441
Net income					2,695			165
Other comprehensive income (loss), net of tax						(72)		6
Dividends ($1.75)/per share*					(1,502)			(152)
Stock-based compensation expense		107
Shares issued for stock options		400		462
Shares issued for restricted stock awards		(31)		31
Noncontrolling interests acquired								(99)
Treasury stock acquired				(1,476)
Other		5	1	1	5			(3)
Balance, December 31, 2020	$1,466	$2,969	$(1)	$(23,045)	$23,699	$(4,345)		$358
(1) As a result of the early adoption of ASU 2018-02, the Company reclassified the stranded tax effects in Accumulated other comprehensive income (loss) resulting from the Tax Cuts and Jobs Act to Retained earnings.

* Two dividends were declared in each of the first quarters of 2020, 2019 and 2018.

See Notes to Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Consolidated Statements of Cash Flows
For the years ended December 31,
(Dollars in Millions)

	2020	2019	2018
Operating Activities
Net income including noncontrolling interests	$2,860	$2,527	$2,558
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operations:
Depreciation and amortization	539	519	511
Restructuring and termination benefits, net of cash	(71)	18	(7)
Stock-based compensation expense	107	100	109
Loss on early extinguishment of debt	23	—	—
Charge for U.S. tax reform	—	—	80
Deferred income taxes	(120)	17	27
Voluntary benefit plan contributions	—	(113)	(67)
Cash effects of changes in:
Receivables	138	19	(79)
Inventories	(251)	(77)	(58)
Accounts payable and other accruals	520	36	18
Other non-current assets and liabilities	(26)	87	(36)
Net cash provided by operations	3,719	3,133	3,056
Investing Activities
Capital expenditures	(410)	(335)	(436)
Purchases of marketable securities and investments	(143)	(184)	(169)
Proceeds from sale of marketable securities and investments	124	131	156
Payment for acquisitions, net of cash acquired	(353)	(1,711)	(728)
Other	3	—	7
Net cash used in investing activities	(779)	(2,099)	(1,170)
Financing Activities
Short-term borrowing/(repayment) less than 90 days - net	497	294	546
Principal payments on debt (1)	(1,061)	(1,441)	(725)
Proceeds from issuance of debt	—	2,595	—
Dividends paid	(1,654)	(1,614)	(1,591)
Purchases of treasury shares	(1,476)	(1,202)	(1,238)
Proceeds from exercise of stock options	874	498	329
Purchases of non-controlling interests in subsidiaries	(99)	—	—
Net cash used in financing activities	(2,919)	(870)	(2,679)
Effect of exchange rate changes on Cash and cash equivalents	(16)	(7)	(16)
Net (decrease) increase in Cash and cash equivalents	5	157	(809)
Cash and cash equivalents at beginning of year	883	726	1,535
Cash and cash equivalents at end of year	$888	$883	$726
Supplemental Cash Flow Information
Income taxes paid	$845	$803	$847
Interest paid	$188	$185	$194
(1) For the year ended December 31, 2020, Principal payments on debt includes cash charges of $20 related to the extinguishment of debt prior to maturity. See Note 6, Long-Term Debt and Credit Facilities for additional information.
See Notes to Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements
(Dollars in Millions Except Share and Per Share Amounts)

1.    Nature of Operations

The Company manufactures and markets a wide variety of products in the U.S. and around the world in two product segments: Oral, Personal and Home Care; and Pet Nutrition. Oral, Personal and Home Care products include toothpaste, toothbrushes, mouthwash, bar and liquid hand soaps, shower gels, shampoos, conditioners, deodorants and antiperspirants, skin health products, dishwashing detergents, fabric conditioners, household cleaners and other similar items. These products are sold primarily to a variety of traditional and eCommerce retailers, wholesalers and distributors worldwide. Pet Nutrition products include specialty pet nutrition products manufactured and marketed by Hill’s Pet Nutrition. The principal customers for Pet Nutrition products are authorized pet supply retailers, veterinarians and eCommerce retailers. Principal global and regional trademarks include Colgate, Palmolive, elmex, hello, meridol, Sorriso, Tom’s of Maine, EltaMD, Filorga, Irish Spring, Lady Speed Stick, PCA Skin, Protex, Sanex, Softsoap, Speed Stick, Ajax, Axion, Fabuloso, Murphy, Soupline and Suavitel, as well as Hill’s Science Diet and Hill’s Prescription Diet.

The Company’s principal classes of products accounted for the following percentages of worldwide Net sales for the past three years:

	2020	2019	2018
Oral Care	44%	46%	47%
Personal Care	21%	20%	20%
Home Care	18%	18%	18%
Pet Nutrition	17%	16%	15%
Total	100%	100%	100%

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
2.    Summary of Significant Accounting Policies

Principles of Consolidation

The Consolidated Financial Statements include the accounts of Colgate-Palmolive Company and its majority-owned or controlled subsidiaries. Intercompany transactions and balances have been eliminated. The Company’s investments in consumer products companies with interests ranging between 20% and 50%, where the Company has significant influence over the investee, are accounted for using the equity method. Net income (loss) from such investments is recorded in Other (income) expense, net in the Consolidated Statements of Income. As of December 31, 2020 and 2019, equity method investments included in Other assets in the Consolidated Balance Sheets were $56 and $50, respectively. Unrelated third parties hold the remaining ownership interests in these investments. Investments with less than a 20% interest are recorded at cost and periodically adjusted based on observable price changes or quoted market prices in active markets, if applicable.

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

Revenue Recognition

The Company’s revenue contracts represent a single performance obligation to sell its products to trade customers. Sales are recorded at the time control of the products is transferred to trade customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for the products. Control is the ability of trade customers to “direct the use of” and “obtain” the benefit from our products. In evaluating the timing of the transfer of control of products to trade customers, the Company considers several control indicators, including significant risks and rewards of products, the Company’s right to payment and the legal title of the products. Based on the assessment of control indicators, sales are generally recognized when products are delivered to trade customers.

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

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
Shipping and Handling Costs

Shipping and handling costs are classified as Selling, general and administrative expenses and were $1,392, $1,275 and $1,255 for the years ended December 31, 2020, 2019 and 2018, respectively.

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

Inventories

The cost of approximately 75% of inventories is determined using the FIFO method, which is stated at the lower of cost or net realizable value. The cost of all other inventories, in the U.S. and Mexico, is determined using the LIFO method, which is stated at the lower of cost or market. Inventories in excess of one year of forecasted sales are classified in the Consolidated Balance Sheets as non-current “Other assets.”

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

Goodwill and Other Intangibles

Goodwill and indefinite-life intangible assets, such as the Company’s global brands, are subject to impairment tests at least annually or when events or changes in circumstances indicate that an asset may be impaired. These tests were performed and did not result in an impairment charge. Other intangible assets with finite lives, such as local brands and trademarks, customer relationships and non-compete agreements, are amortized over their estimated useful lives, generally ranging from 5 to 40 years. Amortization expense related to intangible assets is included in Other (income) expense, net, which is included in Operating profit.

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

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
Recent Accounting Pronouncements

In January 2021, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2021-1, “Reference Rate Reform (Topic 848): Scope” This ASU clarifies that certain optional expedients and exceptions in Topic 848 apply to derivatives that are affected by the discounting transition due to reference rate reform. This guidance was effective upon issuance for the Company and is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In October 2020, the FASB issued ASU No. 2020-10, “Codification Improvements.” This ASU improves the consistency of the codification topics by including all disclosure guidance in the appropriate disclosure section and also clarifies the application of various provisions in the codification. This guidance was effective for the Company beginning on January 1, 2021 and is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The ASU provides optional expedients and exceptions for applying generally accepted accounting principles (“GAAP”) to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. This guidance was effective upon issuance of this ASU for contract modifications and hedging relationships on a prospective basis and is not expected to have a material impact on the Company’s Consolidated Financial Statements.
In March 2020, the FASB issued ASU No. 2020-03, “Codification to Financial Instruments.” This ASU improves and clarifies various financial instruments topics, including the current expected credit losses (“CECL”) standard issued in 2016. The ASU addresses seven different issues that describe the areas of improvement and the related amendments to GAAP, intended to make the standards easier to understand and apply by eliminating inconsistencies and providing clarifications. The amendments related to Issue 1, Issue 2, Issue 4 and Issue 5 were effective upon issuance of this update. The amendments related to Issue 3, Issue 6 and Issue 7 were effective for the Company beginning on January 1, 2020. The guidance did not have a material impact on the Company’s Consolidated Financial Statements.

In January 2020, the FASB issued ASU No. 2020-01, “Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)-Clarifying the Interactions between Topic 321, Topic 323, and Topic 815.” The guidance provides clarification of the interaction of rules for equity securities, the equity method of accounting and forward contracts and purchase options on certain types of securities. This guidance was effective for the Company beginning on January 1, 2021. This guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In December 2019, the FASB issued ASU No. 2019-12, “Income taxes (Topic 740): Simplifying the Accounting for Income Taxes.” This ASU simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC 740 and also clarifies and amends existing guidance to improve consistent application. This guidance was effective for the Company beginning on January 1, 2021. This guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In November 2019, the FASB issued ASU No. 2019-11, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses.” This ASU clarifies and addresses certain items related to amendments in ASU 2016-13. This guidance was effective for the Company beginning on January 1, 2020 and did not have a material impact on the Company’s Consolidated Financial Statements.

In April 2019, the FASB issued ASU No. 2019-04, “Codification Improvements to Financial Instruments-Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Financial Instruments (Topic 825).” This ASU clarifies three topics related to financial instruments accounting. This guidance was effective for the Company beginning on January 1, 2020 and did not have a material impact on the Company’s Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.” This guidance removes certain disclosure requirements related to the fair value hierarchy, modifies existing disclosure requirements related to measurement uncertainty and adds new disclosure requirements. The new disclosure requirements include disclosing the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. This guidance was effective for the Company beginning on January 1, 2020 and did not have a material impact on the Company’s Consolidated Financial Statements.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” eliminating the requirement to calculate implied fair value, essentially eliminating step two from the goodwill impairment test. The standard requires goodwill impairment to be based upon the results of step one of the impairment test, which is defined as the excess of the carrying value of a reporting unit over its fair value. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. The standard was effective for the Company on a prospective basis beginning on January 1, 2020 and did not have a material impact on the Company’s Consolidated Financial Statements.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326).” This ASU introduces the current expected credit loss (CECL) model, which requires an entity to measure credit losses for certain financial instruments and financial assets, including trade receivables. Under this update, on initial recognition and at each reporting period, an entity is required to recognize an allowance that reflects the entity’s current estimate of credit losses expected to be incurred over the life of the financial instrument. The Company adopted the new standard, which primarily impacts the Company’s trade receivables and related methodology for assessing the collectability of its customer accounts, on January 1, 2020, on a “modified retrospective” basis. The adoption of this ASU did not have a material impact on the Company’s Consolidated Financial Statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
3.    Acquisitions

Hello Products LLC (“hello”)

On January 31, 2020, the Company acquired hello, an oral care business, for cash consideration of $351. The acquisition was financed with a combination of debt and cash. This acquisition is part of the Company’s strategy to focus on high growth segments within its Oral Care, Personal Care and Pet Nutrition businesses.

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

    The results of operations of Filorga are reported on a lag basis. As such, Filorga’s results of operations from December 1, 2019 through November 30, 2020 and from the Acquisition Date through November 30, 2019 are included in the Company’s Consolidated Results of Operations for the periods ended December 31, 2020 and 2019, respectively.

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

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
4.    Restructuring and Related Implementation Charges

The Company’s restructuring program (the “Global Growth and Efficiency Program”), which commenced in the fourth quarter of 2012, concluded on December 31, 2019. Initiatives under the Global Growth and Efficiency Program fit within the program’s three focus areas of expanding commercial hubs, extending shared business services and streamlining global functions and optimizing the global supply chain and facilities. Substantially all initiatives under the Global Growth and Efficiency Program had been implemented as of December 31, 2019.

In the third quarter of 2020, the Company adjusted the accrual balances related to certain projects approved prior to the conclusion of the Global Growth and Efficiency Program to reflect its revised estimate of remaining liabilities. This adjustment resulted in a reduction of $16 ($13 aftertax), of which $3 was recorded in Selling, general and administrative expenses and $13 was recorded in Other (income) expense, net. During the year ended December 31, 2020, the Company also made cash payments of $53 related to projects approved prior to the conclusion of the Global Growth and Efficiency Program, and the remaining accrual balance at December 31, 2020 was $31. No new restructuring projects were approved for implementation during the year ended December 31, 2020.

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

Restructuring and related implementation charges in the preceding table and the adjustment recorded in the third quarter of 2020 were recorded in the Corporate segment as these initiatives were predominantly centrally directed and controlled and were not included in internal measures of segment operating performance.

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

The following table summarizes the activity for the restructuring and related implementation charges for the years ended December 31, 2019 and 2018 and the related accruals:

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

Employee-Related Costs primarily included severance and other termination benefits and were calculated based on long-standing benefit practices, local statutory requirements and, in certain cases, voluntary termination arrangements. Employee-Related Costs also included pension and other retiree benefit enhancements amounting to $7 and $9 for the years ended December 31, 2019 and 2018, respectively, which are reflected as Charges against assets within Employee-Related Costs in the preceding table as the corresponding balance sheet amounts are reflected as a reduction of pension assets or an increase in pension and other retiree benefit liabilities. See Note 10, Retirement Plans and Other Retiree Benefits for additional information.

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

Other charges consisted primarily of charges resulting directly from exit activities and the implementation of new strategies as a result of the Global Growth and Efficiency Program. These charges for the years ended December 31, 2019 and 2018 included third-party incremental costs related to the development and implementation of new business and strategic initiatives of $32 and $42, respectively, and contract termination costs and charges resulting directly from exit activities of $5 and $48, respectively. These charges were expensed as incurred. Also included in Other charges for the year ended December 31, 2019 were other exit costs of $28 related to the consolidation of facilities.

Other decreases to the restructuring accruals reflect the reclassification of restructuring accruals to lease assets as a result of the Company’s adoption of ASU No. 2018-10, “Codification Improvement to Topic 842, Leases,” on January 1, 2019.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
5.    Goodwill and Other Intangible Assets

The net carrying value of Goodwill as of December 31, 2020 and 2019 by segment was as follows:

	2020	2019
Oral, Personal and Home Care
North America	$912	$737
Latin America	171	212
Europe	2,415	2,234
Asia Pacific	190	186
Africa/Eurasia	121	124
Total Oral, Personal and Home Care	3,809	3,493
Pet Nutrition	15	15
Total Goodwill	$3,824	$3,508

The change in the amount of Goodwill during 2020 is primarily due to the acquisition of hello (see Note 3, Acquisitions for further information) and the impact of foreign currency translation.

Other intangible assets as of December 31, 2020 and 2019 were comprised of the following:

	2020			2019
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trademarks - finite life	$902	$(422)	$480	$771	$(381)	$390
Other finite life intangible assets	786	(237)	549	699	(169)	530
Indefinite life intangible assets	1,865	—	1,865	1,747	—	1,747
Total Other intangible assets	$3,553	$(659)	$2,894	$3,217	$(550)	$2,667

The change in the net carrying amounts of Other intangible assets during 2020 was primarily due to the acquisition of hello (see Note 3, Acquisitions for further information) and amortization expense of $88. Annual estimated amortization expense for each of the next five years is expected to be approximately $83.

As a result of the COVID-19 pandemic, in the first quarter of 2020, the Company assessed whether a “triggering event” had occurred indicating a possible impairment of its goodwill and indefinite-life intangible assets. As a result of this assessment, the Company determined that a “triggering event” had occurred relative to its recently acquired Filorga skin health business and, as required, performed a quantitative analysis, with the assistance of a third-party valuation firm, of the value of the Filorga reporting unit and its indefinite-life intangible assets. Based on the analysis, the Company determined that the fair value of the Filorga reporting unit and the related indefinite-life intangible assets continued to exceed their carrying values and were not impaired.

As of the date of the annual goodwill impairment test, the fair value of the Filorga reporting unit exceeded its carrying value by approximately 10%. Either a reduction in the long-term growth rate of 50 basis points or an increase in the discount rate of 25 basis points would result in the fair value of the Filorga reporting unit exceeding its carrying value by less than 5%. As of the date of the annual impairment test, the fair value of the Filorga indefinite-life intangible assets exceeded their carrying value by less than 10%. Either a reduction in the long-term growth rate of 50 basis points or an increase in the discount rate of 25 basis points would result in the fair value of the Filorga indefinite-life intangible assets approximating their carrying value.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
Determining the fair value of the Filorga reporting unit and indefinite-life intangible assets requires significant judgments and estimates by management regarding several key inputs, including future cash flows consistent with management’s strategic plans, sales growth rates and the selection of royalty rates and a discount rate, among others. Estimating sales growth rates requires significant judgment by management in areas such as future economic conditions, category and industry growth rates, product pricing, consumer tastes and preferences and future expansion expectations.

Given the inherent uncertainties in estimating the future impacts of the COVID-19 pandemic on global macroeconomic conditions and interest rates in general and on the Filorga business in particular, actual results may differ from management’s current estimates and could have an adverse impact on one or more of the assumptions used in our quantitative models related to the Filorga reporting unit and the related indefinite-life intangible assets, resulting in potential impairment charges in subsequent periods. Given the recent acquisition of Filorga, where there is inherently a lower surplus of fair value over carrying value, management will continue to assess triggering events that may necessitate additional qualitative or quantitative analyses of our reporting units and indefinite-life intangible assets in future periods.

Except for the recently acquired Filorga business, as described above, where there is inherently a lower surplus of fair value over carrying value, the estimated fair value of the Company’s reporting units substantially exceeds the recorded carrying value. The fair value of the Company’s indefinite-life intangible assets other than Filorga exceeds their recorded carrying value by at least 20%. Therefore, it is not reasonably likely that significant changes in these estimates would occur that would result in an impairment charge related to these assets.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
6.    Long-Term Debt and Credit Facilities

Long-term debt consisted of the following at December 31:

	Weighted Average Interest Rate	Maturities			2020	2019
Notes	1.9%	2021	-	2078	$6,170	$6,988
Commercial paper	(0.3)%	2021			1,139	579
Finance Lease Obligations	Various	Various			34	20
					7,343	7,587
Less: Current portion of long-term debt					(9)	(254)
Total					$7,334	$7,333

The weighted-average interest rate on short-term borrowings included in Notes and loans payable in the Consolidated Balance Sheets as of December 31, 2020 and 2019 was 4.8% and 1.8%, respectively.

The Company classifies commercial paper and notes maturing within the next twelve months as long-term debt when it has the intent and ability to refinance such obligations on a long-term basis. Excluding such obligations, scheduled maturities of long-term debt and finance leases outstanding as of December 31, 2020, were as follows:

Years Ended December 31,
2021	$631
2022	413
2023	896
2024	498
2025	130
Thereafter	3,636

The Company has entered into interest rate swap agreements and foreign exchange contracts related to certain of these debt instruments. See Note 7, Fair Value Measurements and Financial Instruments for further information about the Company’s financial instruments.

The Company’s debt issuances and redemptions support its capital structure strategy objectives of funding its business and growth initiatives while minimizing its risk-adjusted cost of capital. During the first quarter of 2019, the Company issued €500 of seven-year notes at a fixed coupon rate of 0.500% and €500 of fifteen-year notes at a fixed coupon rate of 1.375%. During the fourth quarter of 2019, the Company issued €500 of two-year notes at a fixed coupon rate of 0.000% and €500 of twenty-year notes at a fixed coupon rate of 0.875%. The debt issuances were under the Company’s shelf registration statement. Proceeds from the debt issuances were used for general corporate purposes, which included the retirement of commercial paper and, in the case of the debt issuances in the first quarter of 2019, the repayment of the Company’s $500 1.750% fixed rate notes, which became due in March 2019, and €500 floating rate notes, which became due in May 2019.

During the fourth quarter of 2020, the Company redeemed prior to maturity all of its outstanding 2.450% notes due 2021 with a principal amount $300, originally issued on November 8, 2011, and all of its outstanding 2.300% notes due 2022 with a principal amount of $500, originally issued on May 3, 2012. These redemptions were financed with commercial paper borrowings and cash. The Company recorded a loss on the early extinguishment of debt of $23, which is included in Interest (income) expense, net in the Consolidated Statements of Income, representing the difference between the redemption price and the carrying amount of the debt extinguished.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
At December 31, 2020, the Company had access to unused domestic and foreign lines of credit of $4,657 (including under the facilities discussed below) and could also issue long-term debt pursuant to an effective shelf registration statement. In November 2018, the Company entered into an amended and restated $2,650 revolving credit facility with a syndicate of banks that was scheduled to expire in November 2023. In August 2019, the term of the facility was extended by one year and it now expires in November 2024. In August 2020, the Company entered into a $1,500 364-day credit facility with a syndicate of banks that is scheduled to expire in August 2021. Commitment fees related to the credit facilities are not material.

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

Interest Rate Risk

The Company manages its targeted mix of fixed and floating rate debt with debt issuances and by entering into interest rate swaps in order to mitigate fluctuations in earnings and cash flows that may result from interest rate volatility. The Company utilizes forward-starting interest rate swaps to mitigate the risk of variability in interest rate for future debt issuances. The notional amount, interest payment and maturity date of the swaps generally match the principal, interest payment and maturity date of the related debt, and the swaps are valued using observable benchmark rates (Level 2 valuation).

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
Commodity Price Risk

The Company is exposed to price volatility related to raw materials used in production, such as essential oils, resins, pulp, tropical oils, tallow, corn, poultry and soybeans. The Company manages its raw material exposures through a combination of cost containment measures, sourcing strategies, ongoing productivity initiatives and the limited use of commodity hedging contracts. Futures contracts are used on a limited basis, primarily in the Hill’s Pet Nutrition segment, to manage volatility related to raw material inventory purchases of certain traded commodities, and these contracts are measured using quoted commodity exchange prices (Level 1 valuation). The duration of the commodity contracts generally does not exceed 12 months.

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

The following table summarizes the fair value of the Company’s derivative instruments and other financial instruments which are carried at fair value in the Company’s Consolidated Balance Sheets as of December 31, 2020 and December 31, 2019:

	Assets			Liabilities
	Account	Fair Value		Account	Fair Value
Designated derivative instruments		December 31, 2020	December 31, 2019		December 31, 2020	December 31, 2019
Interest rate swap contracts	Other assets	14	4	Other liabilities	—	—
Forward-starting interest rate swaps	Other assets	5	—	Other liabilities	—	—
Foreign currency contracts	Other current assets	7	6	Other accruals	93	15
Foreign currency contracts	Other assets	—	—	Other liabilities	—	14
Commodity contracts	Other current assets	3	—	Other accruals	—	—
Total designated		$29	$10		$93	$29

Other financial instruments
Marketable securities	Other current assets	37	23
Total other financial instruments		$37	$23

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
The carrying amount of cash, cash equivalents, accounts receivable and short-term debt approximated fair value as of December 31, 2020 and 2019. The estimated fair value of the Company’s long-term debt, including the current portion, as of December 31, 2020 and 2019, was $8,175 and $8,056, respectively, and the related carrying value was $7,343 and $7,587, respectively. The estimated fair value of long-term debt was derived principally from quoted prices on the Company’s outstanding fixed-term notes (Level 2 valuation).

The following amounts were recorded on the Consolidated Balance Sheet related to cumulative basis adjustment for fair value hedges as of:

	December 31, 2020	December 31, 2019
Long-term debt:
Carrying amount of hedged item	$413	$403
Cumulative hedging adjustment included in the carrying amount	$14	$4

The following tables present the notional values as of:

	December 31, 2020
	Foreign Currency Contracts	Foreign Currency Debt	Interest Rate Swaps	Forward-Starting Interest Rate Swaps	Commodity Contracts	Total
Fair Value Hedges	$589	$—	$400	$—	$—	$989
Cash Flow Hedges	854	—	—	300	17	1,171
Net Investment Hedges	528	4,523	—	—	—	5,051

	December 31, 2019
	Foreign Currency Contracts	Foreign Currency Debt	Interest Rate Swaps	Forward-Starting Interest Rate Swaps	Commodity Contracts	Total
Fair Value Hedges	$388	$—	$400	$—	$—	$788
Cash Flow Hedges	761	—	—	—	20	781
Net Investment Hedges	478	3,856	—	—	—	4,334

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
The following table presents the location and amount of gains (losses) on hedges recognized on the Company’s Consolidated Statements of Income:

	Twelve Months Ended December 31,
	2020			2019
	Cost of sales	Selling, general and administrative expenses	Interest (income) expense, net	Cost of sales	Selling, general and administrative expenses	Interest (income) expense, net
Gain (loss) on hedges recognized in income:
Interest rate swaps designated as fair value hedges:
Derivative instrument	$—	$—	$(10)	$—	$—	$(11)
Hedged items	—	—	10	—	—	11
Foreign currency contracts designated as fair value hedges:
Derivative instrument	—	29	—	—	10	—
Hedged items	—	(29)	—	—	(10)	—
Foreign currency contracts designated as cash flow hedges:
Amount reclassified from OCI	1	—	—	5	—	—
Commodity contracts designated as cash flow hedges:
Amount reclassified from OCI	(1)	—	—	1	—	—
Total gain (loss) on hedges recognized in income	$—	$—	$—	$6	$—	$—

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
The following table presents the location and amount of unrealized gains (losses) on hedges included in OCI:

	Twelve Months Ended
	December 31,
	2020	2019
Foreign currency contracts designated as cash flow hedges:
Gain (loss) recognized in OCI	$(11)	$(9)
Forward-starting interest rate swaps designated as cash flow hedges:
Gain (loss) recognized in OCI	5	—
Commodity contracts designated as cash flow hedges:
Gain (loss) recognized in OCI	3	—
Foreign currency contracts designated as net investment hedges:
Gain (loss) on instruments	(52)	4
Gain (loss) on hedged items	52	(4)
Foreign currency debt designated as net investment hedges:
Gain (loss) on instruments	(356)	12
Gain (loss) on hedged items	356	(12)
Total unrealized gain (loss) on hedges recognized in OCI	$(3)	$(9)

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
8.    Capital Stock and Stock-Based Compensation Plans

Preference Stock

The Company has the authority to issue 50,262,150 shares of preference stock.

Stock Repurchases

On June 18, 2018, the Board authorized the repurchase of shares of the Company’s common stock having an aggregate purchase price of up to $5 billion under a new share repurchase program (the “2018 Program”), which replaced a previously authorized share repurchase program. The Company commenced repurchases of shares of the Company’s common stock under the 2018 Program beginning June 19, 2018. The Board also has authorized share repurchases on an ongoing basis to fulfill certain requirements of the Company’s compensation and benefit programs. The shares are repurchased from time to time in open market or privately negotiated transactions at the Company’s discretion, subject to market conditions, customary blackout periods and other factors. The Company repurchased its common stock at a cost of $1,476 during 2020 under the 2018 Program.

The Company may use either authorized and unissued shares or treasury shares to meet share requirements resulting from the exercise of stock options and the vesting of restricted stock unit awards.

A summary of common stock and treasury stock activity for the three years ended December 31 is as follows:

	Common Stock Outstanding	Treasury Stock
Balance, January 1, 2018	874,701,118	591,005,242

Common stock acquired	(18,786,897)	18,786,897
Shares issued for stock options	6,040,920	(6,040,920)
Shares issued for restricted stock units and other	957,651	(957,651)
Balance, December 31, 2018	862,912,792	602,793,568

Common stock acquired	(17,219,642)	17,219,642
Shares issued for stock options	8,145,777	(8,145,777)
Shares issued for restricted stock units and other	862,852	(862,852)
Balance, December 31, 2019	854,701,779	611,004,581

Common stock acquired	(18,701,843)	18,701,843
Shares issued for stock options	13,018,354	(13,018,354)
Shares issued for restricted stock units and other	875,311	(875,311)
Balance, December 31, 2020	849,893,601	615,812,759

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

The Company has one incentive compensation plan pursuant to which it issues restricted stock units (both performance-based and time-vested) and stock options to employees and shares of common stock and stock options to non-employee directors. The Personnel and Organization Committee of the Board of Directors, which is comprised entirely of independent directors, administers the incentive compensation plan. The total stock-based compensation expense charged against pretax income for this plan was $107, $100 and $109 for the years ended December 31, 2020, 2019 and 2018, respectively. The total income tax benefit recognized on stock-based compensation, excluding excess tax benefits discussed below, was approximately $20, $20 and $25 for the years ended December 31, 2020, 2019 and 2018, respectively.

Stock-based compensation expense is recorded within Selling, general and administrative expenses in the Corporate segment as these amounts are not included in internal measures of segment operating performance.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock option awards. The weighted-average estimated fair value of stock options granted in the years ended December 31, 2020, 2019 and 2018 was $11.26, $10.48 and $9.48, respectively. Fair value is estimated using the Black-Scholes option pricing model with the assumptions summarized in the following table:

	2020	2019	2018
Expected term of options	6 years	6 years	4.5 years
Expected volatility rate	21.8%	19.2%	17.7%
Risk-free interest rate	0.5%	1.5%	2.8%
Expected dividend yield	2.3%	2.3%	2.5%

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

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
Performance-based Restricted Stock Units

In 2019, the Company evolved its approach to granting long-term incentive compensation from granting time-vested restricted stock units following the conclusion of a three-year performance cycle to granting officers and other key employees a target number of unearned performance-based restricted stock units at the beginning of each three-year performance cycle. Awards are earned and vest following the conclusion of the performance period on the basis of achievement of performance goals established at the commencement of each three-year performance period.

A summary of performance-based restricted stock unit activity for the year ended December 31, 2020 is presented below:

	Shares (in thousands)	Weighted Average Grant Date Fair Value Per Award
Performance-based restricted stock units as of January 1, 2020	346	$67
Activity:
Granted	557	76
Forfeited	(38)	69
Performance-based restricted stock units as of December 31, 2020	865	$73

As of December 31, 2020, there was $41 of total unrecognized compensation expense related to unvested performance-based restricted stock unit awards, which will be recognized ratably over the remaining performance period.

The Company uses a Monte-Carlo simulation model to estimate the fair value of performance-based restricted stock units at the date of grant.

Time-Vested Restricted Stock Units

The Company also grants time-vested restricted stock unit awards. As described above, under the Company’s previous long-term incentive program, time-vested restricted stock unit awards were granted to officers and other key employees following a three-year performance period. Awards vest at the end of the restriction period, which is three years from the date of grant. The most recent award granted under the previous long-term incentive program was in 2018 for the 2015-2017 performance period. No awards were granted for the 2016-2018 or 2017-2019 performance periods. Awards for the 2018-2020 performance period will be granted in 2021. As of December 31, 2020, approximately 12,420,000 shares of common stock were available for future restricted stock unit awards.

A summary of restricted stock unit activity during 2020 is presented below:

	Shares (in thousands)	Weighted Average Grant Date Fair Value Per Award
Restricted stock units as of January 1, 2020	2,203	$71
Activity:
Granted	727	77
Vested	(1,130)	74
Forfeited	(63)	71
Restricted stock units as of December 31, 2020	1,737	$73

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
As of December 31, 2020, there was $58 of total unrecognized compensation expense related to unvested restricted stock unit awards, which will be recognized over a weighted-average period of 2.1 years. The total fair value of restricted stock units vested during the years ended December 31, 2020, 2019 and 2018 was $58, $53 and $55, respectively.

Stock Options

The Company issues non-qualified stock options to non-employee directors, officers and other employees. Beginning in 2019, stock options have a contractual term of eight years. Prior to 2019, stock options generally had a contractual term of six years. Stock options generally vest ratably over three years. As of December 31, 2020, approximately 36,144,000 shares of common stock were available for future stock option grants.

A summary of stock option activity during 2020 is presented below:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Intrinsic Value of Unexercised In-the-Money Options
Options outstanding, January 1, 2020	36,185	$69
Granted	4,976	76
Exercised	(13,019)	67
Forfeited or expired	(601)	72
Options outstanding, December 31, 2020	27,541	72	4	$386
Options exercisable, December 31, 2020	18,084	$70	3	$274

As of December 31, 2020, there was $32 of total unrecognized compensation expense related to unvested options, which will be recognized over a weighted-average period of 1.5 years. The total intrinsic value of options exercised during the years ended December 31, 2020, 2019 and 2018 was $136, $84 and $92, respectively.

The benefits of tax deductions in excess of grant date fair value resulting from the exercise of stock options and vesting of restricted stock unit awards for the years ended December 31, 2020, 2019 and 2018 were $8, $6 and $12, respectively, and are recognized in the provision for income taxes as a discrete item in the quarterly period in which they occur and classified as an operating cash flow. Cash proceeds received from options exercised for the years ended December 31, 2020, 2019 and 2018 were $874, $498 and $329, respectively.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
9.    Employee Stock Ownership Plan

In 1989, the Company expanded its Employee Stock Ownership Plan (“ESOP”) through the introduction of a leveraged ESOP that funds certain benefits for employees who have met eligibility requirements. As of December 31, 2020 and 2019, there were 11,545,950 and 13,359,448 shares of common stock, respectively, outstanding and issued to the Company’s ESOP.

During 2000, the ESOP entered into a loan agreement with the Company under which the benefits of the ESOP may be extended through 2035. As of December 31, 2020, the ESOP had outstanding borrowings from the Company of $1, which represents unearned compensation shown as a reduction in Shareholders’ equity.

Dividends on stock held by the ESOP are paid to the ESOP trust and, together with cash contributions from the Company, are (a) used by the ESOP to repay principal and interest, (b) credited to participant accounts or (c) used for contributions to the Company’s defined contribution plans. Stock is allocated to participants based upon the ratio of the current year’s debt service to the sum of total outstanding principal and interest payments over the life of the debt. As of December 31, 2020, 10,454,105 shares of common stock had been released and allocated to participant accounts and 1,091,845 shares of common stock were available for future allocation to participant accounts.

Dividends on the stock used to repay principal and interest or credited to participant accounts are deductible for income tax purposes and, accordingly, are reflected net of their tax benefit in the Consolidated Statements of Changes in Shareholders’ Equity.

Annual expense related to the ESOP was $0 in 2020, 2019 and 2018.

The Company paid dividends on the shares held by the ESOP of $23 in 2020, $25 in 2019 and $29 in 2018. The Company did not make any contributions to the ESOP in 2020, 2019 or 2018.

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

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
In the Company’s principal U.S. plans and certain funded foreign plans, funds are contributed to trusts in accordance with regulatory limits to provide for current service and for any unfunded projected benefit obligation over a reasonable period. The target asset allocation for the Company’s defined benefit plans is as follows:

	United States	International
Asset Category
Equity securities	21%	38%
Fixed income securities	74%	46%
Real estate and other investments	5%	16%
Total	100%	100%

At December 31, 2020, the allocation of the Company’s plan assets and the level of valuation input, as applicable, for each major asset category were as follows:

	Level of Valuation Input	Pension Plans
		United States	International	Other Retiree Benefit Plans

Cash and cash equivalents	Level 1	$50	$12	$—
U.S. common stocks	Level 1	—	1	—
International common stocks	Level 1	—	8	—
Pooled funds(1)	Level 1	65	117	—
Fixed income securities(2)	Level 2	1,117	59	2
Guaranteed investment contracts(3)	Level 2	1	55	—
		1,233	252	2
Investments valued using NAV per share(4)
Domestic, developed and emerging markets equity funds		456	183	1
Fixed income funds(5)		136	225	—
Hedge funds(6)		—	6	—
Multi-asset funds(7)		77	2	—
Real estate funds(8)		34	30	—
		703	446	1

Other assets and liabilities, net(9)		(15)	—	—
Total Investments		$1,921	$698	$3

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
At December 31, 2019, the allocation of the Company’s plan assets and the level of valuation input, as applicable, for each major asset category were as follows:

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
_______
(1)Pooled funds primarily invest in U.S. and foreign equity securities, debt and money market securities.
(2)The fixed income securities are traded over-the-counter and certain of these securities lack daily pricing or liquidity and as such are classified as Level 2. As of both December 31, 2020 and 2019, approximately 50% of the U.S. pension plan fixed income portfolio was invested in U.S. treasury or agency securities, with the remainder invested in other government bonds and corporate bonds.
(3)The guaranteed investment contracts (“GICs”) represent contracts with insurance companies measured at the cash surrender value of each contract. The Level 2 valuation reflects that the cash surrender value is based principally on a referenced pool of investment funds with active redemption.
(4)Investments that are measured at fair value using net asset value (“NAV”) per share as a practical expedient have not been classified in the fair value hierarchy. The NAV is based on the value of the underlying investments owned, minus its liabilities, divided by the number of shares outstanding. There are no unfunded commitments related to these investments. Redemption notice period primarily ranges from 0-3 months and redemption frequency windows range from daily to quarterly.
(5)Fixed income funds primarily invest in U.S. government and investment grade corporate bonds.
(6)Consists of investments in underlying hedge fund strategies that are primarily implemented through the use of long and short equity and fixed income securities and derivative instruments such as futures and options.
(7)Multi-asset funds primarily invest across a variety of asset classes, including global stocks and bonds, as well as alternative strategies.
(8)Real estate is valued using the NAV per unit of funds that are invested in real estate property. The investment value of the real estate property is determined quarterly using independent market appraisals as determined by the investment manager.
(9)This category primarily includes unsettled trades for investments purchased and sold and dividend receivables.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
Equity securities in the U.S. plans include investments in the Company’s common stock representing 0% and 3% of U.S. plan assets at December 31, 2020 and December 31, 2019, respectively. In 2020 and 2019, the U.S. plans sold 739,869 and 588,334 shares, respectively, of the Company’s common stock to the Company. No shares of the Company’s stock were purchased by the U.S. plans in 2020 or 2019. The plans received dividends on the Company’s common stock of $0 in 2020 and $2 in 2019.

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

The Company uses a December 31 measurement date for its defined benefit and other retiree benefit plans. Summarized information for the Company’s defined benefit and other retiree benefit plans is as follows:

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

	Pension Plans				Other Retiree Benefit Plans
	2020	2019	2020	2019	2020	2019
	United States		International
Change in Benefit Obligations
Benefit obligations at beginning of year	$2,272	$2,147	$876	$787	$1,050	$876
Service cost	1	1	17	14	20	15
Interest cost	74	90	21	22	37	41
Participants’ contributions	—	—	5	2	—	—
Acquisitions/plan amendments	—	—	30	3	—	—
Actuarial loss (gain)	171	181	65	82	61	166
Foreign exchange impact	—	—	46	8	(9)	1
Termination benefits	3	7	—	—	—	—
Curtailments and settlements	(3)	—	(7)	(9)	—	—
Benefit payments	(155)	(154)	(40)	(35)	(47)	(49)
Other	—	—	—	2	—	—
Benefit obligations at end of year	$2,363	$2,272	$1,013	$876	$1,112	$1,050
Change in Plan Assets
Fair value of plan assets at beginning of year	$1,806	$1,568	$586	$510	$37	$54
Actual return on plan assets	243	262	59	76	2	8
Company contributions	30	130	36	30	11	24
Participants’ contributions	—	—	5	2	—	—
Foreign exchange impact	—	—	26	12	—	—
Settlements and acquisitions	(3)	—	26	(9)	—	—
Benefit payments	(155)	(154)	(40)	(35)	(47)	(49)
Other	—	—	—	—	—	—
Fair value of plan assets at end of year	$1,921	$1,806	$698	$586	$3	$37
Funded Status
Benefit obligations at end of year	$2,363	$2,272	$1,013	$876	$1,112	$1,050
Fair value of plan assets at end of year	1,921	1,806	698	586	3	37
Net amount recognized	$(442)	$(466)	$(315)	$(290)	$(1,109)	$(1,013)
Amounts Recognized in Balance Sheet
Noncurrent assets	$20	$—	$18	$13	$—	$—
Current liabilities	(30)	(28)	(14)	(13)	(45)	(13)
Noncurrent liabilities	(432)	(438)	(319)	(290)	(1,064)	(1,000)
Net amount recognized	$(442)	$(466)	$(315)	$(290)	$(1,109)	$(1,013)
Amounts Recognized in Accumulated Other Comprehensive Income (Loss)
Actuarial loss	$902	$910	$255	$238	$429	$388
Transition/prior service cost	1	1	7	7	—	(1)
	$903	$911	$262	$245	$429	$387
Accumulated benefit obligation	$2,325	$2,236	$946	$816	$—	$—

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

	Pension Plans				Other Retiree Benefit Plans
	2020	2019	2020	2019	2020	2019
	United States		International
Weighted-Average Assumptions Used to Determine Benefit Obligations
Discount rate	2.65%	3.40%	1.61%	2.06%	2.88%	3.56%
Expected long-term rate of return on plan assets	5.70%	6.30%	2.93%	3.38%	5.70%	6.30%
Long-term rate of compensation increase	3.50%	3.50%	2.62%	2.83%	3.50%	3.50%
ESOP growth rate	—%	—%	—%	—%	10.00%	10.00%
Medical cost trend rate of increase	—%	—%	—%	—%	6.00%	6.00%
Interest Crediting Rate	2.48%	3.21%	0.83%	0.85%	—%	—%

The actuarial losses incurred during 2020 were primarily driven by a decrease in discount rates applied against future expected benefit payments that resulted in an increase in the benefit obligation for both the U.S. pension and Other retiree benefit plans. The actuarial gains recorded during 2019 for both the U.S. pension and other retiree benefit plans were primarily a result of an increase in discount rates applied against future estimated benefit payments.
The overall investment objective of the plans is to balance risk and return so that obligations to employees are met. The Company evaluates its expected long-term rate of return on plan assets on an annual basis. In determining the expected long-term rate of return, the Company considers the nature of the plans’ investments and the historical rates of return. The assumed expected long-term rate of return on plan assets as of December 31, 2020 for the U.S. plans was 5.70%. Average annual rates of return for the U.S. plans for the most recent 1-year, 5-year, 10-year, 15-year and 25-year periods were 15%, 9%, 8%, 7% and 7%, respectively. Similar assessments were performed in determining rates of return on international pension plan assets to arrive at the Company’s 2020 weighted-average expected long-term rate of return on plan assets of 2.93%.

The medical cost trend rate of increase assumed in measuring the expected cost of benefits is projected to decrease from 6.00% in 2021 to 4.75% by 2026, remaining at 4.75% for the years thereafter.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
Pension plans with projected benefit obligations in excess of plan assets and plans with accumulated benefit obligations in excess of plan assets as of December 31 consisted of the following:

	2020	2019
Benefit Obligation Exceeds Fair Value of Plan Assets
Projected benefit obligation	$1,092	$2,862
Fair value of plan assets	299	2,094

Accumulated benefit obligation	882	875
Fair value of plan assets	134	166

Other Retiree Benefit plans with accumulated postretirement benefit obligation in excess of plan assets as of December 31 consisted of the following:

	2020	2019
Benefit Obligation Exceeds Fair Value of Plan Assets
Accumulated postretirement benefit obligation	$1,112	$958
Fair value of plan assets	3	37

Summarized information regarding the net periodic benefit costs for the Company’s defined benefit and other retiree benefit plans is as follows:

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

	Pension Plans						Other Retiree Benefit Plans
	2020	2019	2018	2020	2019	2018	2020	2019	2018
	United States			International
Components of Net Periodic Benefit Cost
Service cost	$1	$1	$1	$17	$14	$14	$20	$15	$16
Interest cost	74	90	86	21	22	21	37	41	38
Expected return on plan assets	(111)	(103)	(115)	(22)	(19)	(21)	(2)	(3)	(2)
Amortization of transition and prior service costs (credits)	—	—	—	—	1	—	—	—	—
Amortization of actuarial loss	46	51	47	9	9	8	18	11	14
Net periodic benefit cost	$10	$39	$19	$25	$27	$22	$73	$64	$66
Other postretirement charges	4	7	9	—	1	2	—	—	—
Total pension cost	$14	$46	$28	$25	$28	$24	$73	$64	$66
Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost
Discount rate	3.40%	4.38%	3.73%	2.06%	2.80%	2.53%	3.56%	4.43%	3.80%
Expected long-term rate of return on plan assets	6.30%	6.60%	6.60%	3.38%	4.06%	4.04%	6.30%	6.60%	6.60%
Long-term rate of compensation increase	3.50%	3.50%	3.50%	2.83%	2.86%	2.79%	—%	—%	—%
ESOP growth rate	—%	—%	—%	—%	—%	—%	10.00%	10.00%	10.00%
Medical cost trend rate of increase	—%	—%	—%	—%	—%	—%	6.00%	6.00%	6.00%
Interest Crediting Rate	3.21%	4.26%	3.73%	0.85%	0.85%	0.85%	—%	—%	—%

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
The service related component of pension and other postretirement benefit costs is included in Operating profit. The non-service related components (interest cost, expected return on assets and amortization of actuarial gains and losses) are included in the line item “Non-service related postretirement costs,” which is below Operating profit.

Other postretirement charges in 2020, 2019 and 2018 include pension and other benefit enhancements amounting to $3, $7 and $9, respectively. Other postretirement charges from 2019 and 2018 were incurred pursuant to the Global Growth and Efficiency Program. Other postretirement charges in 2019 also include charges of $1, in part due to retirements under the Global Growth and Efficiency Program.

The Company made voluntary contributions of $0, $113 and $67 in 2020, 2019 and 2018, respectively, to its U.S. retirement plans.

Expected Contributions and Benefit Payments

The Company does not expect to make any voluntary contributions to its U.S. postretirement plans for the year ending December 31, 2021. Actual funding may differ from current estimates depending on the variability of the market value of the assets as compared to the obligation and other market or regulatory conditions.

Benefit payments expected to be paid from the Company’s assets to participants in unfunded plans are estimated to be approximately $90 for the year ending December 31, 2021.

Total benefit payments expected to be paid to participants in both funded and unfunded plans are estimated as follows:

	Pension Plans
Years Ended December 31,	United States	International	Other Retiree Benefit Plans	Total
2021	$154	$42	$49	$245
2022	156	41	49	246
2023	157	42	50	249
2024	156	46	51	253
2025	155	45	52	252
2026-2030	741	244	269	1,254

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
11.    Income Taxes

The components of Income before income taxes are as follows for the years ended December 31:

	2020	2019	2018
United States	$1,317	$1,050	$1,175
International	2,330	2,251	2,289
Total Income before income taxes	$3,647	$3,301	$3,464

The Provision for income taxes consists of the following for the years ended December 31:

	2020	2019	2018
United States	$259	$180	$213
International	528	594	693
Total Provision for income taxes	$787	$774	$906

Temporary differences between accounting for financial statement purposes and accounting for tax purposes result in the current provision for taxes being higher (lower) than the total provision for income taxes as follows:

	2020	2019	2018
Goodwill and intangible assets	$1	$34	$2
Property, plant and equipment	12	12	(15)
Pension and other retiree benefits	10	(13)	(7)
Stock-based compensation	(7)	(1)	9
Right-of-use assets/lease liabilities	(1)	—	—
Tax credits and tax loss carryforwards	(1)	3	(4)
Deferred withholding tax	111	(21)	(100)
Other, net	18	(33)	62
Total deferred tax benefit (provision)	$143	$(19)	$(53)

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
The difference between the statutory U.S. federal income tax rate and the Company’s global effective tax rate as reflected in the Consolidated Statements of Income is as follows:

Percentage of Income before income taxes	2020	2019	2018
Tax at United States statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	1.0	0.6	1.0
Earnings taxed at other than United States statutory rate	3.3	4.6	5.6
Charge for U.S. tax reform(1)	—	—	2.3
Foreign tax credit carryback(2)	—	—	(1.7)
Benefit for foreign tax matters(3)	(2.0)	(0.9)	(0.4)
Foreign-derived intangible income benefit	(1.6)	(1.3)	(1.1)
Other, net	(0.1)	(0.6)	(0.5)
Effective tax rate	21.6%	23.4%	26.2%
_________
(1)On December 22, 2017, the Tax Cuts and Jobs Act (the “TCJA”) was enacted, which, among other things, lowered the U.S. corporate income tax rate to 21% from 35% and established a modified territorial system requiring a mandatory deemed repatriation tax on undistributed earnings of foreign subsidiaries. Beginning in 2018, the TCJA also requires a minimum tax on certain earnings generated by foreign subsidiaries while providing for tax-free repatriation of such earnings through a 100% dividends-received deduction. The Company’s effective income tax rate in 2017 included a provisional charge of $275, recorded in the fourth quarter of 2017, based on its initial analysis of the TCJA using information and estimates available as of February 15, 2018, the date on which the Company filed its Annual Report on Form 10-K for the year ended December 31, 2017. During 2018, the Company finalized its assessment of the impact of the TCJA and recognized an additional tax expense of $80 reflecting the impact of transition tax guidance issued by the U.S. Treasury and the update of certain estimates and calculations based on information available through the end of 2018. Any further guidance issued after December 31, 2018 may have an impact to the Company’s Provision for income tax in the period such guidance is effective.
(2)In 2018, the Company generated excess foreign taxes associated with its foreign branch operations which are being carried back to 2017. This item is not expected to be recurring.
(3)In 2020, the provision for income taxes includes $71 of income tax benefits recorded on a discrete period basis, of which $45 relates to previously recorded foreign withholding taxes and $26 relates to a previously recorded valuation allowance against a deferred tax asset. As part of the previously recorded charge for the TCJA, the Company has provided for foreign withholding taxes expected to be paid on the remittance of earnings from certain overseas subsidiaries no longer deemed indefinitely reinvested. As a result of a recent reorganization of the ownership structure of certain foreign subsidiaries, the Company determined that no withholding taxes will be due on the remittance by certain subsidiaries of earnings previously deemed reinvested and, accordingly, reversed $45 of previously recorded foreign withholding taxes. Also as part of the previously recorded charge for the TCJA, the Company provided a valuation allowance against a deferred tax asset related to the foreign tax credit carryforwards that the Company did not expect to be able to use due to changes made by the TCJA. As a result of a new operating structure being implemented within one of the Company's divisions, the Company believes the use of these foreign tax credit carryforwards will not be limited in the future and, accordingly, reversed the previously recorded valuation allowance of $26. In 2019, the provision for income taxes includes a net benefit of $29 related to changes enacted by the Swiss government to its corporate tax regime, which included, among other items, the repeal of certain preferential tax regimes and an increase to the cantonal tax rate for future periods. Additionally, the government provided transition rules which allowed companies to record goodwill for tax purposes, partially offsetting the impact on cash taxes of the higher cantonal rate over the next ten years. In 2018, the provision for income taxes includes a benefit of $15 related to several Supreme Court and Administrative Court rulings in a foreign jurisdiction allowing certain tax deductions which had the effect of reversing prior decisions.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
The components of deferred tax assets (liabilities) are as follows at December 31:

	2020	2019
Deferred tax liabilities:
Goodwill and intangible assets	$(603)	$(598)
Property, plant and equipment	(281)	(303)
Right-of-use assets	(131)	(135)
Deferred withholding tax	(95)	(207)
Other	(52)	(46)
Total deferred tax liabilities	(1,162)	(1,289)
Deferred tax assets:
Pension and other retiree benefits	404	381
Tax credits and tax loss carryforwards	42	93
Lease liabilities	144	152
Accrued liabilities	250	221
Stock-based compensation	73	88
Other	125	83
Total deferred tax assets	1,038	1,018
Valuation Allowance	$(11)	$(59)
Net deferred tax assets	$1,027	$959
Net deferred income taxes	$(135)	$(330)

	2020	2019
Deferred taxes included within:
Assets:
Deferred income taxes	$291	$177
Liabilities:
Deferred income taxes	(426)	(507)
Net deferred income taxes	$(135)	$(330)

Applicable U.S. income and foreign withholding taxes have been provided on substantially all of the Company’s accumulated earnings of foreign subsidiaries.

Net tax benefits of $101, $13 and $2 were recorded directly through equity in 2020, 2019 and 2018, respectively. The net tax benefits in 2020 and 2019 predominantly include current and future tax impacts related to benefit plans. The amount in 2018 includes current and future tax impacts related to employee equity compensation and benefit plans.

The Company uses a comprehensive model to recognize, measure, present and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on an income tax return.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
Unrecognized tax benefits activity for the years ended December 31, 2020, 2019 and 2018 is summarized below:

	2020	2019	2018
Unrecognized tax benefits:
Balance, January 1	$173	$190	$214
Increases as a result of tax positions taken during the current year	18	14	14
Decreases of tax positions taken during prior years	(5)	(21)	(37)
Increases of tax positions taken during prior years	57	20	9
Decreases as a result of settlements with taxing authorities and the expiration of statutes of limitations	(19)	(30)	(6)
Effect of foreign currency rate movements	3	—	(4)
Balance, December 31	$227	$173	$190

If all of the unrecognized tax benefits for 2020 above were recognized, approximately $213 would impact the effective tax rate and would result in a cash outflow of approximately $223. Although it is possible that the amount of unrecognized benefits with respect to our uncertain tax positions will increase or decrease in the next twelve months, the Company does not expect material changes.

The Company recognized approximately $9 of interest expense, $0 of interest expense, $1 of interest benefit related to the above unrecognized tax benefits within income tax expense in 2020, 2019 and 2018, respectively. The Company had accrued interest of approximately $24, $23 and $27 as of December 31, 2020, 2019 and 2018, respectively.

The Company and its subsidiaries file U.S. federal income tax returns as well as income tax returns in many state and foreign jurisdictions. All U.S. federal income tax returns through December 31, 2013 have been audited by the IRS and there are limited matters which the Company plans to appeal for years 2010 through 2013, the settlement of which is not expected to have a material effect on the Company’s results of operations, cash flows or financial condition. With a few exceptions, the Company is no longer subject to U.S. state and local income tax examinations for income tax returns through December 31, 2015. In addition, the Company has subsidiaries in various foreign jurisdictions that have statutes of limitations for tax audits generally ranging from three to six years.

The Company has made an accounting policy election to treat Global Intangible Low-Taxed Income taxes as a current period expense rather than including these amounts in the measurement of deferred taxes.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
12.    Earnings Per Share

For the years ended December 31, 2020, 2019 and 2018, earnings per share were as follows:

	2020			2019			2018
	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share
Basic EPS	$2,695	856.8	$3.15	$2,367	859.1	$2.76	$2,400	870.6	$2.76
Stock options and restricted stock units		2.5			2.0			2.4
Diluted EPS	$2,695	859.3	$3.14	$2,367	861.1	$2.75	$2,400	873.0	$2.75

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

As of December 31, 2020, 2019 and 2018, the average number of stock options that were anti-dilutive and not included in diluted earnings per share calculations were 3,257,310, 19,901,202 and 18,039,961, respectively. As of December 31, 2020, 2019 and 2018, the average number of restricted stock units that were anti-dilutive and not included in diluted earnings per share calculations were 25,381, 4,516 and 9,529, respectively.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
13.    Commitments and Contingencies

As of December 31, 2020, the Company has various contractual commitments for future multi-year purchases of raw, packaging and other materials totaling approximately $715.

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

In December 2005, the Brazilian internal revenue authority issued to the Company’s Brazilian subsidiary a tax assessment with interest, penalties and any court-mandated fees of approximately $50, at the current exchange rate, based on a claim that certain purchases of U.S. Treasury bills by the subsidiary and their subsequent disposition during the period 2000 to 2001 were subject to a tax on foreign exchange transactions. The Company had been disputing the assessment within the internal revenue authority’s administrative appeals process. However, in November 2015, the Superior Chamber of Administrative Tax Appeals denied the Company’s final administrative appeal, and the Company has filed a lawsuit in the Brazilian federal court. In the event the Company is unsuccessful in this lawsuit, further appeals are available within the Brazilian federal courts. Although there can be no assurances, management believes, based on the opinion of its Brazilian legal counsel, that the tax assessment is without merit and that the Company should ultimately prevail. The Company is challenging this assessment vigorously.

Competition Matter

Certain of the Company’s subsidiaries were historically subject to actions and, in some cases, fines, by governmental authorities in a number of countries related to alleged competition law violations. Substantially all of these matters also involved other consumer goods companies and/or retail customers. The Company’s policy is to comply with antitrust and competition laws and, if a violation of any such laws is found, to take appropriate remedial action and to cooperate fully with any related governmental inquiry. The status as of December 31, 2020 of such competition law matters pending against the Company during the year ended December 31, 2020 is set forth below.

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

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

Talcum Powder Matters

The Company has been named as a defendant in civil actions alleging that certain talcum powder products that were sold prior to 1996 were contaminated with asbestos. Most of these actions involve a number of co-defendants from a variety of different industries, including suppliers of asbestos and manufacturers of products that, unlike the Company’s products, were designed to contain asbestos. As of December 31, 2020, there were 137 individual cases pending against the Company in state and federal courts throughout the United States, as compared to 121 cases as of December 31, 2019. During the year ended December 31, 2020, 65 new cases were filed and 49 cases were resolved by voluntary dismissal, settlement or dismissal by the court. The value of the settlements in the years presented was not material, either individually or in the aggregate, to each such period’s results of operations.

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

Approximately 70% of the Company’s Net sales are generated from markets outside the U.S., with approximately 45% of the Company’s Net sales coming from emerging markets (which consist of Latin America, Asia (excluding Japan), Africa/Eurasia and Central Europe). Oral, Personal and Home Care sales to Wal-Mart, Inc. and its affiliates represent approximately 12% of the Company’s Net sales in 2020. No other customer represents more than 10% of Net sales.

In 2020, Corporate Operating profit included benefits of $16 resulting from the Global Growth and Efficiency Program and a charge of $6 for acquisition-related costs. In 2019, Corporate Operating profit included charges of $125 resulting from the Global Growth and Efficiency Program, a charge of $24 for acquisition-related costs and a benefit of $30 from a value-added tax matter in Brazil. In 2018, Corporate Operating Profit included charges of $152 resulting from the Global Growth and Efficiency Program.

	2020	2019	2018
Net sales
Oral, Personal and Home Care
North America(1)	$3,741	$3,424	$3,348
Latin America	3,418	3,606	3,605
Europe	2,747	2,450	2,502
Asia Pacific	2,701	2,707	2,734
Africa/Eurasia	981	981	967
Total Oral, Personal and Home Care	13,588	13,168	13,156
Pet Nutrition(2)	2,883	2,525	2,388
Total Net sales	$16,471	$15,693	$15,544
_________
(1)    Net sales in the U.S. for Oral, Personal and Home Care were $3,447, $3,166 and $3,091 in 2020, 2019 and 2018, respectively.
(2)    Net sales in the U.S. for Pet Nutrition were $1,712, $1,441 and $1,304 in 2020, 2019 and 2018, respectively.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

	2020	2019	2018
Operating profit
Oral, Personal and Home Care
North America	$988	$982	$1,037
Latin America	975	963	995
Europe	652	624	634
Asia Pacific	773	749	777
Africa/Eurasia	206	187	173
Total Oral, Personal and Home Care	3,594	3,505	3,616
Pet Nutrition	793	703	680
Corporate	(502)	(654)	(602)
Total Operating profit	$3,885	$3,554	$3,694

	2020	2019	2018
Capital expenditures
Oral, Personal and Home Care
North America	$65	$43	$53
Latin America	104	90	131
Europe	41	42	39
Asia Pacific	51	40	75
Africa/Eurasia	13	8	11
Total Oral, Personal and Home Care	274	223	309
Pet Nutrition	56	41	35
Corporate	79	71	92
Total Capital expenditures	$409	$335	$436

	2020	2019	2018
Depreciation and amortization
Oral, Personal and Home Care
North America	$101	$94	$88
Latin America	81	84	82
Europe	94	72	70
Asia Pacific	95	100	103
Africa/Eurasia	9	8	8
Total Oral, Personal and Home Care	380	358	351
Pet Nutrition	58	55	53
Corporate	101	106	107
Total Depreciation and amortization	$539	$519	$511

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

	2020	2019	2018
Identifiable assets
Oral, Personal and Home Care
North America	$4,132	$3,576	$3,310
Latin America	2,251	2,384	2,225
Europe	5,386	5,104	2,883
Asia Pacific	2,272	2,155	2,148
Africa/Eurasia	605	590	502
Total Oral, Personal and Home Care	14,646	13,809	11,068
Pet Nutrition	1,210	1,175	1,033
Corporate(1)	64	50	60
Total Identifiable assets(2)	$15,920	$15,034	$12,161
____________
(1)In 2020, Corporate identifiable assets primarily consist of investments in equity securities (95%). In 2019, Corporate identifiable assets primarily consist of derivative instruments (2%) and investments in equity securities (92%). In 2018, Corporate identifiable assets primarily consist of derivative instruments (7%) and investments in equity securities (88%).
(2)Long-lived assets in the U.S., primarily property, plant and equipment and goodwill and other intangibles represented approximately one-third of total long-lived assets of $10,911 in 2020, one-third of total long-lived assets of $10,192 in 2019, and one-half of total long-lived assets of $8,259 in 2018.

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

Substantially all of the Company’s leases are considered operating leases. Finance leases were not material as of December 31, 2020 and 2019.

As of December 31, 2020 and 2019, the Company’s right-of use assets and liabilities for operating leases were as follows:

	2020	2019
Other assets	$521	$502

Other accruals	$137	$145
Other liabilities	476	491
Total operating lease liabilities	$613	$636

Lease liabilities for operating leases as of December 31, 2020 were as follows:

2021	$157
2022	133
2023	89
2024	58
2025	46
Thereafter	232
Total lease commitments	$715
Less: Interest	(102)
Present value of lease liabilities	$613

The components of the Company’s operating lease cost for the twelve months ended December 31, 2020 and 2019 were as follows:

	2020	2019
Operating lease cost	$155	$169
Short-term lease cost	3	5
Variable lease cost	20	30
Total lease cost	$178	$204

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

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
Supplemental cash flow information related to operating leases for the twelve months ended December 31, 2020 and 2019 was as follows:
▪Payments against amounts included in the measurement of lease liabilities: $193 and $202, respectively
▪Lease assets obtained in exchange for lease liabilities: $163 and $232, respectively.

As of December 31, 2020 and 2019, the weighted-average remaining lease term for operating leases was 8 and 8 years, respectively, and the weighted-average discount rate for operating leases was 4.2% and 4.1%, respectively.

There were no material operating leases that the Company had entered into and that were yet to commence as of December 31, 2020.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
16.    Supplemental Income Statement Information

Other (income) expense, net	2020	2019	2018
Global Growth and Efficiency Program	$(13)	$57	$88
Amortization of intangible assets	88	62	59
Equity income	(12)	(9)	(10)
Value-added tax matter in Brazil	—	(30)	—
Write-off of certain investments and fixed assets	—	51	1
Acquisition-related costs	2	21	—
Charges for a change in go-to-market strategy in certain countries	—	15	—
Other, net	48	29	10
Total Other (income) expense, net	$113	$196	$148

Interest (income) expense, net	2020	2019	2018
Interest incurred	$184	$193	$195
Interest capitalized	(1)	(1)	(2)
Interest income	(19)	(47)	(50)
Total Interest (income) expense, net	$164	$145	$143

	2020	2019	2018
Research and development	$290	$281	$277
Advertising	$1,948	$1,694	$1,590

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
17.    Supplemental Balance Sheet Information

Inventories by major class are as follows at December 31:

Inventories	2020	2019
Raw materials and supplies	$454	$305
Work-in-process	45	49
Finished goods	1,256	1,056
Total Inventories, net	$1,755	$1,410
Non-current inventory, net	(82)	(10)
Current Inventories, net	$1,673	$1,400

Inventories valued under LIFO amounted to $439 and $303 at December 31, 2020 and 2019, respectively. The excess of current cost over LIFO cost at the end of each year was $65 and $62, respectively. The liquidations of LIFO inventory quantities had no material effect on income in 2020, 2019 and 2018. Inventory classified as non-current at December 31, 2020 was recorded on the Consolidated Balance Sheets as “Other assets.”

Property, plant and equipment, net	2020	2019
Land	$166	$153
Buildings	1,623	1,600
Manufacturing machinery and equipment	5,409	5,309
Other equipment	1,553	1,518
	8,751	8,580
Accumulated depreciation	(5,035)	(4,830)
Total Property, plant and equipment, net	$3,716	$3,750

Other accruals	2020	2019
Accrued advertising and coupon redemption	$728	$525
Accrued payroll and employee benefits	401	340
Accrued taxes other than income taxes	116	104
Restructuring accrual	21	85
Pension and other retiree benefits	89	54
Lease Liabilities Due in One Year	137	145
Accrued interest	39	43
Derivatives	93	16
Other	717	605
Total Other accruals	$2,341	$1,917

Other liabilities	2020	2019
Pension and other retiree benefits	$1,815	$1,728
Restructuring accrual	10	15
Long-Term Lease Liabilities	476	491
Other	354	364
Total Other liabilities	$2,655	$2,598

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
18.    Supplemental Other Comprehensive Income (Loss) Information

Other comprehensive income (loss) components attributable to Colgate-Palmolive Company before tax and net of tax during the years ended December 31 were as follows:

	2020		2019		2018
	Pretax	Net of Tax	Pretax	Net of Tax	Pretax	Net of Tax

Cumulative translation adjustments	$(119)	$(30)	$49	$27	$(233)	$(218)
Pension and other benefits:
Net actuarial gain (loss), prior service costs and settlements during the period	(125)	(97)	(204)	(154)	(21)	(16)
Amortization of net actuarial loss, transition and prior service costs(1)	74	57	72	54	69	54
Retirement Plan and other retiree benefit adjustments	(51)	(40)	(132)	(100)	48	38
Cash flow hedges:
Unrealized gains (losses) on cash flow hedges	(3)	(2)	(9)	(7)	10	8
Reclassification of (gains) losses into net earnings on cash flow hedges(2)	—	—	(6)	(5)	3	2
Gains (losses) on cash flow hedges	(3)	(2)	(15)	(12)	13	10
Total Other comprehensive income (loss)	$(173)	$(72)	$(98)	$(85)	$(172)	$(170)
_________
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

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) is comprised of cumulative foreign currency translation gains and losses, unrecognized pension and other retiree benefit costs and unrealized gains and losses from derivative instruments designated as cash flow hedges. At December 31, 2020 and 2019, Accumulated other comprehensive income (loss) consisted primarily of aftertax unrecognized pension and other retiree benefit costs of $1,178 and $1,138, respectively, and cumulative foreign currency translation adjustments of $3,158 and $3,128, respectively. Foreign currency translation adjustments in 2020 primarily reflect losses from the Brazilian real and the Mexican peso. Foreign currency translation adjustments in 2019 primarily reflect gains from the Thai baht and the Mexican peso.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
19.    Quarterly Financial Data (Unaudited)

	Total		First Quarter		Second Quarter		Third Quarter		Fourth Quarter
2020
Net sales	$16,471		$4,097		$3,897		$4,153		$4,324
Gross profit	10,017	(1)	2,465	(3)	2,369		2,540		2,643
Net income including noncontrolling interests	2,860	(2)	748	(4)	675		745	(5)	692	(6)
Net income attributable to Colgate-Palmolive Company	2,695	(2)	715	(4)	635		698	(5)	647	(6)
Earnings per common share:
Basic	3.15	(2)	0.83	(4)	0.74		0.81	(5)	0.76	(6)
Diluted	3.14	(2)	0.83	(4)	0.74		0.81	(5)	0.75	(6)

2019
Net sales	$15,693		$3,884		$3,866		$3,928		$4,015
Gross profit	9,325	(7)	2,287	(9)	2,308	(11)	2,316	(13)	2,414	(15)
Net income including noncontrolling interests	2,527	(8)	600	(10)	618	(12)	627	(14)	682	(16)
Net income attributable to Colgate-Palmolive Company	2,367	(8)	560	(10)	586	(12)	578	(14)	643	(16)
Earnings per common share:
Basic	2.76	(8)	0.65	(10)	0.68	(12)	0.67	(14)	0.75	(16)
Diluted	2.75	(8)	0.65	(10)	0.68	(12)	0.67	(14)	0.75	(16)

____________
Note:    Basic and diluted earnings per share are computed independently for each quarter and the year-to-date period presented. Accordingly, the sum of the quarterly earnings per common share may not necessarily equal the earnings per share for the year-to-date period.

(1)Gross profit for the full year of 2020 includes a $4 charge for acquisition-related costs.
(2)Net income including noncontrolling interests, Net income attributable to Colgate-Palmolive Company and Earnings per common share for the full year of 2020 include aftertax benefits of $13 resulting from the Global Growth and Efficiency Program, a $4 aftertax charge for acquisition-related costs, a $71 tax benefit related to subsidiary and operating structure initiatives and a $18 aftertax loss on the early extinguishment of debt.
(3)Gross profit for the first quarter of 2020 includes a $4 charge for acquisition-related costs.
(4)Net income including noncontrolling interests, Net income attributable to Colgate-Palmolive Company and Earnings per common share for the first quarter of 2020 include a $4 aftertax charge for acquisition-related costs and a $71 tax benefit related to subsidiary and operating structure initiatives.
(5)Net income including noncontrolling interests, Net income attributable to Colgate-Palmolive Company and Earnings per common share for the third quarter of 2020 include aftertax benefits of $13 resulting from the Global Growth and Efficiency Program.
(6)Net income including noncontrolling interests, Net income attributable to Colgate-Palmolive Company and Earnings per common share for the fourth quarter of 2020 include a $18 aftertax loss on the early extinguishment of debt.
(7)Gross profit for the full year of 2019 includes $8 of charges resulting from the Global Growth and Efficiency Program and a $3 charge for acquisition-related costs.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(8)Net income including noncontrolling interests, Net income attributable to Colgate-Palmolive Company and Earnings per common share for the full year of 2019 include $102 of aftertax charges resulting from the Global Growth and Efficiency Program, a $20 aftertax charge for acquisition-related costs, a $20 aftertax benefit related to a value added tax matter in Brazil and a $29 tax benefit related to Swiss income tax reform.
(9)Gross profit for the first quarter of 2019 includes $11 of charges resulting from the Global Growth and Efficiency Program.
(10)Net income including noncontrolling interests, Net income attributable to Colgate-Palmolive Company and Earnings per common share for the first quarter of 2019 include $22 of aftertax charges resulting from the Global Growth and Efficiency Program.
(11)Gross profit for the second quarter of 2019 includes $3 of charges resulting from the Global Growth and Efficiency Program.
(12)Net income including noncontrolling interests, Net income attributable to Colgate-Palmolive Company and Earnings per common share for the second quarter of 2019 include $31 of aftertax charges resulting from the Global Growth and Efficiency Program.
(13)Gross profit for the third quarter of 2019 includes $1 of charges resulting from the Global Growth and Efficiency Program.
(14)Net income including noncontrolling interests, Net income attributable to Colgate-Palmolive Company and Earnings per common share for the third quarter of 2019 include $22 of aftertax charges resulting from the Global Growth and Efficiency Program and a $14 aftertax charge related to U.S. tax reform.
(15)Gross profit for the fourth quarter of 2019 includes $1 of benefit resulting from the Global Growth and Efficiency Program and a $3 charge for acquisition-related costs.
(16)Net income including noncontrolling interests, Net income attributable to Colgate-Palmolive Company and Earnings per common share for the fourth quarter of 2019 include $27 of aftertax charges resulting from the Global Growth and Efficiency Program, a $6 charge for acquisition-related costs, a $20 aftertax benefit related to a value added tax matter in Brazil and a $29 tax benefit related to Swiss income tax reform.

COLGATE-PALMOLIVE COMPANY
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(Dollars in Millions)

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Other	Deductions	Balance at End of Period
Year Ended December 31, 2020
Allowance for doubtful accounts and estimated returns	$76	$16	$—	$3	$89
Valuation allowance for deferred tax assets	$59	$1	$—	$49	$11

Year Ended December 31, 2019
Allowance for doubtful accounts and estimated returns	$82	$6	$—	$12	$76
Valuation allowance for deferred tax assets	$54	$12	$—	$7	$59

Year Ended December 31, 2018
Allowance for doubtful accounts and estimated returns	$77	$15	$—	$10	$82
Valuation allowance for deferred tax assets	$9	$45	$—	$—	$54

COLGATE-PALMOLIVE COMPANY

Market Information

The Company’s common stock is listed on the New York Stock Exchange and its trading symbol is CL.

Stock Price Performance Graphs

    The following graphs compare cumulative total shareholder returns on Colgate-Palmolive Company common stock against the S&P Composite-500 Stock Index and a peer company index for the twenty-year, ten-year and five-year periods each ended December 31, 2020. The peer company index is comprised of consumer products companies that have both domestic and international businesses. For 2020, the peer company index consisted of Campbell Soup Company, The Clorox Company, The Coca-Cola Company, ConAgra Brands, Inc., The Estee Lauder Companies, Inc., General Mills, Inc., Johnson & Johnson, Kellogg Company, Kimberly-Clark Corporation, The Kraft Heinz Company, Mondelez International, Inc., PepsiCo, Inc., The Procter & Gamble Company, Reckitt Benckiser Group plc and Unilever N.V.

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

20-Year Stock Price Performance Graph

DOLLARS
500
400
300
200
100
0
Peer Group
Colgate
S&P 500
2000
2002
2004
2006
2008
2010
2012
2014
2016
2018
2020

		2000	2002	2004	2006	2008	2010	2012	2014	2016	2018	2020
Colgate	■	100	83	84	112	123	151	207	287	283	270	408
S&P 500	○	100	69	98	119	79	115	136	205	233	271	422
Peer Group	▲	100	96	117	139	132	166	199	279	314	340	464

10-Year Stock Price Performance Graph

400
300
200
100
0
DOLLARS
S&P 500
Peer Group
Colgate
2010
2011
2012
2013
2014
2015
2016
2017
2018
2019
2020

		2010	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
Colgate	■	100	118	137	175	189	186	187	221	179	212	269
S&P 500	○	100	102	118	157	178	181	202	247	236	310	367
Peer Group	▲	100	110	120	150	168	176	189	217	205	253	280

5-Year Stock Price Performance Graph

250
200
150
100
50
DOLLARS
S&P 500
Peer Group
Colgate
2015
2016
2017
2018
2019
2020

		2015	2016	2017	2018	2019	2020
Colgate	■	100	100	118	96	114	144
S&P 500	○	100	112	136	130	171	203
Peer Group	▲	100	107	123	116	143	159

COLGATE-PALMOLIVE COMPANY

Historical Financial Summary
For the years ended December 31,
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

	2020		2019		2018		2017		2016		2015		2014		2013		2012		2011
Continuing Operations
Net sales	$16,471		$15,693		$15,544		$15,454		$15,195		$16,034		$17,277		$17,420		$17,085		$16,734
Results of operations:
Net income attributable to Colgate-Palmolive Company	2,695	(1)	2,367	(2)	2,400	(3)	2,024	(4)	2,441	(5)	1,384	(6)	2,180	(7)	2,241	(8)	2,472	(9)	2,431	(10)
Earnings per common share, basic	3.15	(1)	2.76	(2)	2.76	(3)	2.30	(4)	2.74	(5)	1.53	(6)	2.38	(7)	2.41	(8)	2.60	(9)	2.49	(10)
Earnings per common share, diluted	3.14	(1)	2.75	(2)	2.75	(3)	2.28	(4)	2.72	(5)	1.52	(6)	2.36	(7)	2.38	(8)	2.57	(9)	2.47	(10)
Depreciation and amortization expense	539		519		511		475		443		449		442		439		425		421

Financial Position
Current ratio	1.0		1.0		1.1		1.4		1.3		1.2		1.2		1.1		1.2		1.2
Property, plant and equipment, net	3,716		3,750		3,881		4,072		3,840		3,796		4,080		4,083		3,842		3,668
Capital expenditures	410		335		436		553		593		691		757		670		565		537
Total assets	15,920		15,034		12,161		12,676		12,123		11,935		13,440		13,968		13,379		12,711
Long-term debt	7,334		7,333		6,354		6,566		6,520		6,246		5,625		4,732		4,911		4,417
Colgate-Palmolive Company shareholders’ equity	743		117		(102)		(60)		(243)		(299)		1,145		2,305		2,189		2,375

Share and Other
Book value per common share	1.30		0.66		0.23		0.28		0.03		(0.04)		1.55		2.79		2.60		2.71
Cash dividends declared and paid per common share	1.75		1.71		1.66		1.59		1.55		1.50		1.42		1.33		1.22		1.14
Closing price	85.51		68.84		59.52		75.45		65.44		66.62		69.19		65.21		52.27		46.20
Number of common shares outstanding (in millions)	849.9		854.7		862.9		874.7		883.1		892.7		906.7		919.9		935.8		960.0
Number of common shareholders of record	19,442		20,556		21,900		22,700		23,600		24,400		25,400		26,900		27,600		28,900
Number of employees	34,200		34,300		34,500		35,900		36,700		37,900		37,700		37,400		37,700		38,600

_________
Note:    All per share amounts and numbers of shares outstanding were adjusted for the two-for-one stock split of the Company’s common stock in 2013.

(1)Net income attributable to Colgate-Palmolive Company and Earnings per common share for the full year of 2020 include $13 of aftertax benefits resulting from the Global Growth and Efficiency Program, a $71 tax benefit related to subsidiary and operating structure initiatives, a $4 aftertax charge for acquisition-related costs, and a $18 aftertax loss on the early extinguishment of debt.

COLGATE-PALMOLIVE COMPANY

Historical Financial Summary
For the years ended December 31,
(Dollars in Millions Except Per Share Amounts)
(Unaudited)
(2)Net income attributable to Colgate-Palmolive Company and earnings per common share for the full year of 2019 include $102 of aftertax charges resulting from the Global Growth and Efficiency Program, a $20 aftertax charge for acquisition-related costs, a $20 aftertax benefit related to a value-added tax matter in Brazil and a $29 tax benefit related to Swiss income tax reform.
(3)Net income attributable to Colgate-Palmolive Company and earnings per common share for the full year of 2018 include $125 of aftertax charges resulting from the Global Growth and Efficiency Program, a $15 benefit from a foreign tax matter and an $80 charge related to U.S. tax reform.
(4)Net income attributable to Colgate-Palmolive Company and earnings per common share for the full year of 2017 include $246 of aftertax charges resulting from the Global Growth and Efficiency Program and a $275 charge related to U.S. tax reform.
(5)Net income attributable to Colgate-Palmolive Company and earnings per common share for the full year of 2016 include $168 of aftertax charges resulting from the Global Growth and Efficiency Program, a $63 aftertax gain on the sale of land in Mexico, $11 of aftertax charges for a litigation matter and $35 of benefits from tax matters.
(6)Net income attributable to Colgate-Palmolive Company and earnings per common share for the full year of 2015 include a $1,058 aftertax charge related to the change in accounting for the Company’s Venezuelan operations, $183 of aftertax charges resulting from the Global Growth and Efficiency Program, $22 of aftertax charges related to the remeasurement of the local currency-denominated net monetary assets of the Company's Venezuelan subsidiary (“CP Venezuela”) as a result of effective devaluations, $120 aftertax gain on the sale of the South Pacific laundry detergent business, a $14 aftertax charge for a litigation matter and a $15 charge for a tax matter.
(7)Net income attributable to Colgate-Palmolive Company and earnings per common share in 2014 include $208 of aftertax charges resulting from the Global Growth and Efficiency Program, $214 of aftertax charges related to the remeasurement of CP Venezuela’s local currency-denominated net monetary assets as a result of effective devaluations, $41 of charges for litigation matters, $3 of aftertax costs related to the sale of land in Mexico and a $66 charge for a tax matter.
(8)Net income attributable to Colgate-Palmolive Company and earnings per common share in 2013 include $278 of aftertax charges resulting from the Global Growth and Efficiency Program, a $111 aftertax charge related to the remeasurement of CP Venezuela’s local currency-denominated net monetary assets as a result of a devaluation, a $23 charge for a litigation matter and $12 of aftertax costs related to the sale of land in Mexico.
(9)Net income attributable to Colgate-Palmolive Company and earnings per common share in 2012 include $70 of aftertax charges resulting from the Global Growth and Efficiency Program, $18 of aftertax costs related to the sale of land in Mexico and $14 of aftertax costs associated with various business realignment and other cost-saving initiatives.
(10)Net income attributable to Colgate-Palmolive Company and earnings per common share in 2011 include an aftertax gain of $135 on the sale of the non-core laundry detergent business in Colombia, offset by $147 of aftertax costs associated with various business realignment and other cost-saving initiatives, $9 of aftertax costs related to the sale of land in Mexico and a $21 charge for a litigation matter.