Form 10-Q
period 2021-03-31
COLGATE PALMOLIVE CO
filed 2021-04-30
CIK 21665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
FORM 10-Q
_________________________
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding	Date
Common stock, $1.00 par value	845,968,780	March 31, 2021

PART I.    FINANCIAL INFORMATION

COLGATE-PALMOLIVE COMPANY
Condensed Consolidated Statements of Income
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Net sales	$4,344	$4,097
Cost of sales	1,707	1,632
Gross profit	2,637	2,465
Selling, general and administrative expenses	1,605	1,473
Other (income) expense, net	28	40
Operating profit	1,004	952
Non-service related postretirement costs	18	21
Interest (income) expense, net	29	36
Income before income taxes	957	895
Provision for income taxes	229	147
Net income including noncontrolling interests	728	748
Less: Net income attributable to noncontrolling interests	47	33
Net income attributable to Colgate-Palmolive Company	$681	$715

Earnings per common share, basic	$0.80	$0.83

Earnings per common share, diluted	$0.80	$0.83

See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Condensed Consolidated Statements of Comprehensive Income
(Dollars in Millions)
(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Net income including noncontrolling interests	$728	$748
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	(158)	(355)
Retirement plans and other retiree benefit adjustments	2	16
Gains (losses) on cash flow hedges	43	18
Total Other comprehensive income (loss), net of tax	(113)	(321)
Total Comprehensive income including noncontrolling interests	615	427
Less: Net income attributable to noncontrolling interests	47	33
Less: Cumulative translation adjustments attributable to noncontrolling interests	(3)	(16)
Total Comprehensive income attributable to noncontrolling interests	44	17
Total Comprehensive income attributable to Colgate-Palmolive Company	$571	$410
See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Condensed Consolidated Balance Sheets
(Dollars in Millions)
(Unaudited)

	March 31, 2021	December 31, 2020
Assets
Current Assets
Cash and cash equivalents	$995	$888
Receivables (net of allowances of $89 and $89, respectively)	1,402	1,264
Inventories	1,676	1,673
Other current assets	490	513
Total current assets	4,563	4,338
Property, plant and equipment:
Cost	8,637	8,751
Less: Accumulated depreciation	(5,028)	(5,035)
	3,609	3,716
Goodwill	3,701	3,824
Other intangible assets, net	2,787	2,894
Deferred income taxes	201	291
Other assets	940	857
Total assets	$15,801	$15,920
Liabilities and Shareholders’ Equity
Current Liabilities
Notes and loans payable	$254	$258
Current portion of long-term debt	9	9
Accounts payable	1,306	1,393
Accrued income taxes	422	403
Other accruals	2,548	2,341
Total current liabilities	4,539	4,404
Long-term debt	7,570	7,334
Deferred income taxes	415	426
Other liabilities	2,614	2,655
Total liabilities	15,138	14,819
Shareholders’ Equity
Common stock	1,466	1,466
Additional paid-in capital	3,011	2,969
Retained earnings	23,624	23,699
Accumulated other comprehensive income (loss)	(4,455)	(4,345)
Unearned compensation	—	(1)
Treasury stock, at cost	(23,384)	(23,045)
Total Colgate-Palmolive Company shareholders’ equity	262	743
Noncontrolling interests	401	358
Total equity	663	1,101
Total liabilities and equity	$15,801	$15,920
See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Condensed Consolidated Statements of Cash Flows
(Dollars in Millions)
(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Operating Activities
Net income including noncontrolling interests	$728	$748
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operations:
Depreciation and amortization	137	133
Restructuring and termination benefits, net of cash	(13)	(30)
Stock-based compensation expense	38	16
Deferred income taxes	6	(99)
Cash effects of changes in:
Receivables	(170)	(211)
Inventories	(40)	29
Accounts payable and other accruals	(75)	220
Other non-current assets and liabilities	(13)	(38)
Net cash provided by (used in) operations	598	768
Investing Activities
Capital expenditures	(107)	(82)
Purchases of marketable securities and investments	(29)	(42)
Proceeds from sale of marketable securities and investments	—	16
Payment for acquisitions, net of cash acquired	—	(351)
Other investing activities	(6)	—
Net cash provided by (used in) investing activities	(142)	(459)
Financing Activities
Short-term borrowing (repayment) less than 90 days, net	365	17
Proceeds from issuance of debt	25	—
Dividends paid	(376)	(373)
Purchases of treasury shares	(372)	(220)
Proceeds from exercise of stock options	30	297
Other financing activities	(6)	(29)
Net cash provided by (used in) financing activities	(334)	(308)
Effect of exchange rate changes on Cash and cash equivalents	(15)	(30)
Net increase (decrease) in Cash and cash equivalents	107	(29)
Cash and cash equivalents at beginning of the period	888	883
Cash and cash equivalents at end of the period	$995	$854
Supplemental Cash Flow Information
Income taxes paid	$227	$128
See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in Millions)
(Unaudited)

Three Months Ended March 31, 2021
	Colgate-Palmolive Company Shareholders’ Equity
	Common Stock	Additional Paid-in Capital	Unearned Compensation	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)(1)	Noncontrolling Interests
Balance, December 31, 2020	$1,466	$2,969	$(1)	$(23,045)	$23,699	$(4,345)	$358
Net income	—	—	—	—	681	—	47
Other comprehensive income (loss), net of tax	—	—	—	—	—	(110)	(3)
Dividends ($0.89 per share)*	—	—	—	—	(756)	—	—
Stock-based compensation expense	—	38	—	—	—	—	—
Shares issued for stock options	—	13	—	22	—	—	—
Shares issued for restricted stock units	—	(11)	—	11	—	—	—
Treasury stock acquired	—	—	—	(372)	—	—	—
Other	—	2	1	—	—	—	(1)
Balance, March 31, 2021	$1,466	$3,011	$—	$(23,384)	$23,624	$(4,455)	$401

Three Months Ended March 31, 2020
	Colgate-Palmolive Company Shareholders’ Equity
	Common Stock	Additional Paid-in Capital	Unearned Compensation	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)(1)	Noncontrolling Interests
Balance, December 31, 2019	$1,466	$2,488	$(2)	$(22,063)	$22,501	$(4,273)	$441
Net income	—	—	—	—	715	—	33
Other comprehensive income (loss), net of tax	—	—	—	—	—	(305)	(16)
Dividends ($0.87 per share)*	—	—	—	—	(738)	—	(4)
Stock-based compensation expense	—	16	—	—	—	—	—
Shares issued for stock options	—	133	—	164	—	—	—
Shares issued for restricted stock units	—	(15)	—	15	—	—	—
Treasury stock acquired	—	—	—	(220)	—	—	—
Other	—	1	1	—	3	—	—
Balance, March 31, 2020	$1,466	$2,623	$(1)	$(22,104)	$22,481	$(4,578)	$454
(1) Accumulated other comprehensive income (loss) includes cumulative translation losses of $3,313 at March 31, 2021 ($3,467 at March 31, 2020) and $3,158 at December 31, 2020 ($3,128 at December 31, 2019), respectively, and unrecognized retirement plan and other retiree benefits costs of $1,176 at March 31, 2021 ($1,122 at March 31, 2020) and $1,178 at December 31, 2020 ($1,138 at December 31, 2019), respectively.
* Two dividends were declared in each of the first quarters of 2021 and 2020.

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

For a complete set of financial statement notes, including the Company’s significant accounting policies, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission (the “SEC”).

2.     Use of Estimates

Provisions for certain expenses, including income taxes, advertising and consumer promotion, are based on full year assumptions and are included in the accompanying Condensed Consolidated Financial Statements in proportion with estimated annual tax rates, the passage of time or estimated annual sales, as applicable.

3.    Recent Accounting Pronouncements

In January 2021, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2021-01, “Reference Rate Reform (Topic 848): Scope.” This ASU clarifies that certain optional expedients and exceptions in Topic 848 apply to derivatives that are affected by the discounting transition due to reference rate reform. This guidance was effective upon issuance and can be applied prospectively for contract modifications and hedging relationships through December 31, 2022. The Company is currently evaluating the impact of the new guidance and does not expect this standard to have a material impact on the Company’s Consolidated Financial Statements.

In October 2020, the FASB issued ASU No. 2020-10, “Codification Improvements.” This ASU improves the consistency of the codification topics by including all disclosure guidance in the appropriate disclosure section and also clarifies the application of various provisions in the codification. This guidance was effective for the Company beginning on January 1, 2021 and did not have a material impact on the Company’s Consolidated Financial Statements.

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The ASU provides optional expedients and exceptions for applying generally accepted accounting principles (“GAAP”) to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. This guidance was effective upon issuance and can be applied prospectively for contract modifications and hedging relationships through December 31, 2022. The Company is currently evaluating the impact of the new guidance and does not expect this standard to have a material impact on the Company’s Consolidated Financial Statements.

In January 2020, the FASB issued ASU No. 2020-01, “Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)-Clarifying the Interactions between Topic 321, Topic 323, and Topic 815.” The guidance provides clarification of the interaction of rules for equity securities, the equity method of accounting and forward contracts and purchase options on certain types of securities. This guidance was effective for the Company beginning on January 1, 2021 and did not have a material impact on the Company’s Consolidated Financial Statements.

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” This ASU simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC 740 and also clarifies and amends existing guidance to improve consistent application. This guidance was effective for the Company beginning on January 1, 2021 and did not have a material impact on the Company’s Consolidated Financial Statements.

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

The total purchase price consideration of $351 was allocated to the net assets acquired based on their respective estimated fair values as follows:

Receivables	$11
Inventories	13
Other assets and liabilities, net	(4)
Other intangible assets	160
Goodwill	171
Fair value of net assets acquired	$351
Other intangible assets acquired include trademarks, valued at $115, which are considered to have a finite useful life of 25 years, and customer relationships, valued at $45, which are considered to have a finite useful life of 17 years. Goodwill of $171 was allocated to the North America segment. The Company expects that goodwill will be deductible for tax purposes.

Pro forma results of operations have not been presented as the impact on the Company’s Condensed Consolidated Financial Statements is not material.

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

5.    Restructuring and Related Implementation Charges

The Company’s restructuring program (the “Global Growth and Efficiency Program”), which commenced in the fourth quarter of 2012, concluded on December 31, 2019. Initiatives under the Global Growth and Efficiency Program fit within the program’s three focus areas of expanding commercial hubs, extending shared business services and streamlining global functions and optimizing the global supply chain and facilities. Substantially all initiatives under the Global Growth and Efficiency Program had been implemented as of December 31, 2019 and no new restructuring projects were approved for implementation subsequent to the conclusion of the Global Growth and Efficiency Program.

During the three months ended March 31, 2021 and March 31, 2020, the Company made cash payments of $13 and $30, respectively, related to projects approved prior to the conclusion of the Global Growth and Efficiency Program.

The accrual balance at March 31, 2021 and December 31, 2020 was $19 and $31, respectively.

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

6.    Inventories

Inventories by major class are as follows:

	March 31, 2021	December 31, 2020
Raw materials and supplies	$463	$454
Work-in-process	48	45
Finished goods	1,264	1,256
Total Inventories, net	$1,775	$1,755
Non-current inventory, net	$(99)	$(82)
Current Inventories, net	$1,676	$1,673
7.    Earnings Per Share

For the three months ended March 31, 2021 and 2020, earnings per share were as follows:

	Three Months Ended
	March 31, 2021			March 31, 2020
	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share
Basic EPS	$681	848.6	$0.80	$715	856.9	$0.83
Stock options and restricted stock units		2.8			1.5
Diluted EPS	$681	851.4	$0.80	$715	858.4	$0.83
For the three months ended March 31, 2021 and 2020, the average number of stock options and restricted stock units that were anti-dilutive and not included in diluted earnings per share calculations were 2,721,084 and 20,965,110, respectively.

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

8.    Other Comprehensive Income (Loss)

Additions to and reclassifications out of Accumulated other comprehensive income (loss) attributable to the Company for the three months ended March 31, 2021 and 2020 were as follows:

	2021		2020
	Pretax	Net of Tax	Pretax	Net of Tax
Cumulative translation adjustments	$(99)	$(155)	$(320)	$(339)
Retirement plans and other retiree benefits:
Net actuarial gain (loss) and prior service costs arising during the period	(19)	(14)	2	1
Amortization of net actuarial loss, transition and prior service costs (1)	22	16	17	15
Retirement plans and other retiree benefits adjustments	3	2	19	16
Cash flow hedges:
Unrealized gains (losses) on cash flow hedges	53	41	25	20
Reclassification of (gains) losses into net earnings on cash flow hedges (2)	3	2	(3)	(2)
Gains (losses) on cash flow hedges	56	43	22	18
Total Other comprehensive income (loss)	$(40)	$(110)	$(279)	$(305)
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

9.    Retirement Plans and Other Retiree Benefits

Components of Net periodic benefit cost for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31, 2021
	Pension Benefits				Other Retiree Benefits
	United States		International
	2021	2020	2021	2020	2021	2020
Service cost	$—	$—	$4	$4	$6	$6
Interest cost	15	19	5	5	9	11
Expected return on plan assets	(27)	(27)	(6)	(4)	—	—
Amortization of actuarial loss (gain)	13	11	3	1	6	5
Net periodic benefit cost	$1	$3	$6	$6	$21	$22

For the three months ended March 31, 2021 and 2020, the Company made no voluntary contributions to its U.S. postretirement plans.

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

As part of the previously recorded charge for the TCJA, the Company had provided for foreign withholding taxes expected to be paid on the remittance of earnings from certain overseas subsidiaries no longer deemed indefinitely reinvested. As a result of a reorganization of the ownership structure of certain foreign subsidiaries, the Company determined that no withholding taxes would be due on the remittance by certain subsidiaries of earnings previously deemed reinvested and, accordingly, in the first quarter of 2020, reversed $45 of previously recorded foreign withholding taxes.

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

In December 2005, the Brazilian internal revenue authority issued to the Company’s Brazilian subsidiary a tax assessment with interest, penalties and any court-mandated fees of approximately $45, at the current exchange rate, based on a claim that certain purchases of U.S. Treasury bills by the subsidiary and their subsequent disposition during the period 2000 to 2001 were subject to a tax on foreign exchange transactions. The Company had been disputing the assessment within the internal revenue authority’s administrative appeals process. However, in November 2015, the Superior Chamber of Administrative Tax Appeals denied the Company’s final administrative appeal, and the Company has filed a lawsuit in the Brazilian federal court. In the event the Company is unsuccessful in this lawsuit, further appeals are available within the Brazilian federal courts. Although there can be no assurances, management believes, based on the opinion of its Brazilian legal counsel, that the tax assessment is without merit and that the Company should ultimately prevail. The Company is challenging this assessment vigorously.

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

Competition Matter

Certain of the Company’s subsidiaries were historically subject to actions and, in some cases, fines, by governmental authorities in a number of countries related to alleged competition law violations. Substantially all of these matters also involved other consumer goods companies and/or retail customers. The Company’s policy is to comply with antitrust and competition laws and, if a violation of any such laws is found, to take appropriate remedial action and to cooperate fully with any related governmental inquiry. The status as of March 31, 2021 of such competition law matters pending against the Company during the three months ended March 31, 2021 is set forth below.

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

Talcum Powder Matters

The Company has been named as a defendant in civil actions alleging that certain talcum powder products that were sold prior to 1996 were contaminated with asbestos. Most of these actions involve a number of co-defendants from a variety of different industries, including suppliers of asbestos and manufacturers of products that, unlike the Company’s products, were designed to contain asbestos. As of March 31, 2021, there were 147 individual cases pending against the Company in state and federal courts throughout the United States, as compared to 137 cases as of December 31, 2020. During the three months ended March 31, 2021, 14 new cases were filed and three cases were resolved by voluntary dismissal. In addition, during the three months ended March 31, 2021, the Company won an appeal in one case that, in 2019, resulted in a jury verdict in favor of the Company and, since all of the plaintiff’s appeals have been exhausted, the case is now closed. There were no settlements of pending cases in the three months ended March 31, 2021.

A significant portion of the Company’s costs incurred in defending and resolving these claims has been, and the Company believes a portion of such costs will continue to be, covered by insurance policies issued by several primary, excess and umbrella insurance carriers, subject to deductibles, exclusions, retentions, policy limits and insurance carrier insolvencies.

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

The accounting policies of the operating segments are generally the same as those described in Note 2, Summary of Significant Accounting Policies to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. Intercompany sales have been eliminated. Corporate operations include costs related to stock options and restricted stock units, research and development costs, Corporate overhead costs and gains and losses on sales of non-core product lines and assets. The Company reports these items within Corporate operations as they relate to Corporate-based responsibilities and decisions and are not included in the internal measures of segment operating performance used by the Company to measure the underlying performance of the operating segments.

Net sales by segment were as follows:

	Three Months Ended
	March 31,
	2021	2020
Net sales
Oral, Personal and Home Care
North America	$923	$929
Latin America	907	889
Europe	717	675
Asia Pacific	739	633
Africa/Eurasia	272	252
Total Oral, Personal and Home Care	3,558	3,378
Pet Nutrition	786	719
Total Net sales	$4,344	$4,097
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

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

The Company’s Net sales of Oral, Personal and Home Care and Pet Nutrition products accounted for the following percentages of the Company’s Net sales:

	Three Months Ended
	March 31,
	2021	2020
Net sales
Oral Care	45%	44%
Personal Care	19%	20%
Home Care	18%	18%
Pet Nutrition	18%	18%
Total Net sales	100%	100%
Operating profit by segment was as follows:

	Three Months Ended
	March 31,
	2021	2020
Operating profit
Oral, Personal and Home Care
North America	$202	$258
Latin America	272	248
Europe	180	154
Asia Pacific	224	161
Africa/Eurasia	54	56
Total Oral, Personal and Home Care	932	877
Pet Nutrition	215	203
Corporate	(143)	(128)
Total Operating profit	$1,004	$952
For the three months ended March 31, 2020, Corporate Operating profit (loss) included acquisition-related costs of $6.

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

The following table summarizes the fair value of the Company’s derivative instruments and other financial instruments which are carried at fair value in the Company’s Consolidated Balance Sheets at March 31, 2021 and December 31, 2020:

	Assets			Liabilities
	Account	Fair Value		Account	Fair Value
Designated derivative instruments		March 31, 2021	December 31, 2020		March 31, 2021	December 31, 2020
Interest rate swap contracts	Other assets	$11	$14	Other liabilities	$—	$—
Forward-starting interest rate swaps	Other assets	51	5	Other liabilities	—	—
Foreign currency contracts	Other current assets	13	7	Other accruals	55	93
Commodity contracts	Other current assets	2	3	Other accruals	—	—
Total designated		$77	$29		$55	$93

Other financial instruments
Marketable securities	Other current assets	$62	$37
Total other financial instruments		$62	$37

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

The carrying amount of cash, cash equivalents, marketable securities, accounts receivable and short-term debt approximated fair value as of March 31, 2021 and December 31, 2020. The estimated fair value of the Company’s long-term debt, including the current portion, as of March 31, 2021 and December 31, 2020, was $8,097 and $8,175, respectively, and the related carrying value was $7,579 and $7,343, respectively. The estimated fair value of long-term debt was derived principally from quoted prices on the Company’s outstanding fixed-term notes (Level 2 valuation).

The following amounts were recorded on the Condensed Consolidated Balance Sheet related to the cumulative basis adjustment for fair value hedges as of:

	March 31, 2021	December 31, 2020
Long-term debt:
Carrying amount of hedged item	$411	$413
Cumulative hedging adjustment included in the carrying amount	11	14
The following tables present the notional values as of:

	March 31, 2021
	Foreign Currency Contracts	Foreign Currency Debt	Interest Rate Swaps	Forward-Starting Interest Rate Swaps	Commodity Contracts	Total
Fair Value Hedges	$527	$—	$400	$—	$—	$927
Cash Flow Hedges	825	—	—	600	19	1,444
Net Investment Hedges	604	4,164	—	—	—	4,768

	December 31, 2020
	Foreign Currency Contracts	Foreign Currency Debt	Interest Rate Swaps	Forward-Starting Interest Rate Swaps	Commodity Contracts	Total
Fair Value Hedges	$589	$—	$400	$—	$—	$989
Cash Flow Hedges	854	—	—	300	17	1,171
Net Investment Hedges	528	4,523	—	—	—	5,051

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

The following tables present the location and amount of gains (losses) recognized on the Company’s Condensed Consolidated Statements of Income:

	Three Months Ended March 31,
	2021			2020
	Cost of sales	Selling, general and administrative expenses	Interest (income) expense, net	Cost of sales	Selling, general and administrative expenses	Interest (income) expense, net
Interest rate swaps designated as fair value hedges:
Derivative instrument	$—	$—	$2	$—	$—	$(12)
Hedged items	—	—	(2)	—	—	12
Foreign currency contracts designated as fair value hedges:
Derivative instrument	—	—	—	—	24	—
Hedged items	—	—	—	—	(24)	—
Foreign currency contracts designated as cash flow hedges:
Amount reclassified from OCI	(6)	—	—	2	—	—
Commodity contracts designated as cash flow hedges:
Amount reclassified from OCI	3	—	—	1	—	—
Total gain (loss) on hedges recognized in income	$(3)	$—	$—	$3	$—	$—

The following table presents the location and amount of unrealized gains (losses) included in OCI:

	Three Months Ended
	March 31,
	2021	2020
Foreign currency contracts designated as cash flow hedges:
Gain (loss) recognized in OCI	$6	$25
Forward-starting interest rate swaps designated as cash flow hedges:
Gain (loss) recognized in OCI	46	—
Commodity contracts designated as cash flow hedges:
Gain (loss) recognized in OCI	1	—
Foreign currency contracts designated as net investment hedges:
Gain (loss) on instruments	23	25
Gain (loss) on hedged items	(23)	(25)
Foreign currency debt designated as net investment hedges:
Gain (loss) on instruments	211	65
Gain (loss) on hedged items	(211)	(65)
Total unrealized gain (loss) on hedges recognized in OCI	$53	$25

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

During the COVID-19 pandemic, many of the communities in which we manufacture, market and sell our products have experienced unprecedented “stay at home” orders, travel or movement restrictions and other government actions to reduce the spread and address the impact of COVID-19, and have implemented varying policies to resume economic activity and distribute effective vaccines. The situation continues to be uncertain and varies by geography, as infection rates of COVID-19 remain high in many regions throughout the world, including Brazil, India and Mexico where we have substantial manufacturing facilities, and authorities have taken different approaches to address the pandemic, resume economic activity and vaccinate their populations. Because the vast majority of our products (such as oral care products, soaps and other personal hygiene products, home cleaners and pet food) have been deemed essential for the health and well-being of people and their pets, we have, in most instances, been able to continue operating our business.

In doing so, the health, safety and well-being of our employees has been and remains our first priority. Many of our employees globally continue to work from home. In those instances where our employees cannot perform their work at home, such as in our factories and in certain of our laboratories, or in geographies where circumstances have allowed us to offer employees the ability to return to the office, often on a voluntary and staggered basis, we have implemented additional health and safety measures and social distancing protocols, consistent with government recommendations and/or requirements, to help to ensure their safety, often at an additional cost. In addition, during the COVID-19 pandemic, we have experienced some limited factory closures and, in some cases, we have seen increased instances of absenteeism. Furthermore, some of our suppliers, customers, distributors, logistics providers and service providers have experienced disruptions to their businesses.

We saw a significant increase in demand across many of our categories such as liquid hand soap, dish liquid, bar soap and cleaners, during 2020 as a result of the COVID-19 pandemic, driven by consumer pantry-loading and increased consumption of our products. While during the quarter ended March 31, 2021 consumer demand for these categories softened, it remained above historical levels, and we believe that some of this increase in consumption is sustainable in light of changes in consumer behavior related to COVID-19. Across our business, changes in consumer demand for our products vary by product category and geography depending on, among other things, the severity of the COVID-19 outbreak and retailer availability. At the same time, during the COVID-19 pandemic, we have experienced declines in certain channels, including professional sales and travel retail, due to the economic slowdown and restricted consumer movement in many geographies throughout the world. We also continue to see changes in the purchasing patterns of our consumers, including the nature and/or frequency of visits by consumers to retailers and dental, veterinary and skin health professionals and a shift in many markets to purchasing our products online. In some instances during the COVID-19 pandemic, we were not able to keep up with the increased consumer demand for our products, and our products were at times out of stock on retailers’ shelves. In some cases, we have incurred additional costs as we worked to meet this increased demand.

COVID-19 and government steps to reduce the spread and address the impact of COVID-19 have impacted and may continue to impact our consumers’ ability to purchase and our ability to manufacture and distribute our products. While we believe that, in the long-term, consumer demand for the products in our categories will continue to be strong, uncertainties continue surrounding the timing and extent of the pandemic and the recovery from it. These uncertainties include: the impact of the timing and scale of changes to travel and movement restrictions in certain geographies, the availability and widespread distribution and use of safe and effective COVID-19 vaccines and when communities will reach herd immunity, the emergence and spread of COVID-19 variants, the timing and impact of consumer pantry-loading and destocking activity in certain markets, product demand trends and the impact of COVID-19 on the global economy. Our retail customers, contract manufacturers, logistics providers and other third parties are also being impacted by the global pandemic; their success in addressing COVID-19 and maintaining their operations could impact consumer access to and sales of our products. We expect the ongoing economic impact and health concerns associated with COVID-19 to continue to impact consumer behavior, shopping patterns and consumption preferences despite the lifting of government restrictions and the reopening of economies around the world.

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

The provision for income taxes for the three months ended March 31, 2020 includes $71 of income tax benefits recorded on a discrete period basis of which $45 relates to previously recorded foreign withholding taxes and $26 relates to a previously recorded valuation allowance against a deferred tax asset. As more fully described in “Results of Operations-Income Taxes,” and in Note 10, Income Taxes to the Condensed Consolidated Financial Statements, both items were previously recorded in connection with the charge recorded in 2017 and revised in 2018 related to the Tax Cuts and Jobs Act (the “TCJA”).

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Outlook

Looking forward, we expect global macroeconomic, political and market conditions to remain challenging, especially due to COVID-19. During the first year of the COVID-19 pandemic, we saw improvement in category growth rates due to heightened demand for certain health and hygiene products, particularly liquid hand soap, dish liquid, bar soap and cleaners. We believe some of this increased consumption is sustainable due to consumer behavior changes related to COVID-19. However, we expect increased volatility across all of our categories and it is therefore difficult to predict category growth rates in the near term.

While the global marketplace in which we operate has always been highly competitive, we continue to experience heightened competitive activity in certain markets from strong local competitors, from other large multinational companies, some of which have greater resources than we do, and from new entrants into the market in many of our categories. Such activities have included more aggressive product claims and marketing challenges, as well as increased promotional spending and geographic expansion. We have seen increases in promotional activities in certain markets as retailers try aggressively to get consumers back into the stores as prolonged “stay at home” and other government restrictions ease, a trend we expect will continue. We have been negatively affected by changes in the policies or practices of our retail trade customers in key markets, such as inventory de-stocking, limitations on access to shelf space, delisting of our products or sustainability, supply chain or packaging initiatives. In addition, the retail landscape in many of our markets continues to evolve as a result of the rapid growth of eCommerce retailers, changing consumer preferences (as consumers increasingly shop online) and the increased presence of alternative retail channels, such as subscription services and direct-to-consumer businesses. These trends have been magnified due to COVID-19 in many of our geographies and we plan to continue to invest behind our eCommerce capabilities. This rapid growth in eCommerce and the emergence of alternative retail channels have created and may continue to create pricing pressures and/or adversely affect our relationships with our key retailers. In certain markets, we have incurred and are likely to continue to incur increased logistics costs due to higher eCommerce demand and volume and capacity constraints in the shipping and logistics industry. In addition, given that approximately 70% of our Net sales originate in markets outside the U.S., we have experienced and will likely continue to experience volatile foreign currency fluctuations and higher raw and packaging material costs. While we have taken, and will continue to take, measures to mitigate the effect of these conditions, in the current environment, it may become increasingly difficult to implement certain of these mitigation strategies. Should these conditions persist, they could adversely affect our future results.

As discussed above, we continue to closely monitor the impact of COVID-19 on our business. While we have taken, and will continue to take, measures to mitigate the effects of COVID-19, we cannot estimate with certainty the full extent of COVID-19’s impact on our business, results of operations, cash flows and/or financial condition. For more information about factors that could impact our business, including due to COVID-19, see “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020.

In summary, we believe that we are well prepared to meet the challenges ahead due to our strong financial condition, broad based experience operating in challenging environments, resilient global supply chain and focused business strategy. Our strategy is based on driving organic sales growth through innovation within our core businesses, leveraging faster growth in adjacent categories and expanding in high-growth channels and markets; delivering margin expansion through operating leverage and efficiency; and maximizing the impact of our environmental, social and governance programs and leading in the development of human capital, including our sustainability and social impact and diversity, equity and inclusion strategies. Our commitment to these priorities, the strength of our brands, the breadth of our global footprint and a commitment to driving efficiency in cash generation should position us well to manage through COVID-19 and increase shareholder value over time.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Results of Operations

Three Months

Worldwide Net sales were $4,344 in the first quarter of 2021, up 6.0% from the first quarter of 2020, due to volume growth of 0.5%, net selling price increases of 4.5% and positive foreign exchange of 1.0%. Organic sales (Net sales excluding the impact of foreign exchange, acquisitions and divestments), a non-GAAP financial measure, increased 5.0% in the first quarter of 2021. A reconciliation of net sales growth to organic sales growth is provided under “Non-GAAP Financial Measures” below.

Net sales in the Oral, Personal and Home Care product segment were $3,558 in the first quarter of 2021, up 5.5% from the first quarter of 2020, due to net selling price increases of 4.5% and positive foreign exchange of 1.0%, while volume remained flat. Organic sales in the Oral, Personal and Home Care product segment increased 4.5% in the first quarter of 2021.

The Company’s share of the global toothpaste market was 39.2% on a year-to-date basis, down 1.1 share points from the year ago period, and its share of the global manual toothbrush market was 30.6% on a year-to-date basis, down 0.7 share points from the year ago period. Year-to-date market shares in toothpaste were up in North America and Africa/Eurasia and down in Latin America, Europe and Asia Pacific versus the comparable 2020 period. In the manual toothbrush category, year-to-date market shares were up in Latin America and Africa/Eurasia and down in North America, Europe and Asia Pacific versus the comparable 2020 period. For additional information regarding market shares, see “Market Share Information” below.

Net sales in the Hill’s Pet Nutrition segment were $786 in the first quarter of 2021, up 9.5% from the first quarter of 2020, due to volume growth of 3.0%, net selling price increases of 4.0% and positive foreign exchange of 2.5%. Organic sales in the Hill’s Pet Nutrition segment increased 7.0% in the first quarter of 2021.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Gross Profit/Margin

Worldwide Gross profit increased to $2,637 in the first quarter of 2021 from $2,465 in the first quarter of 2020. Gross profit in the first quarter of 2020 included acquisition-related costs. Excluding acquisition-related costs in the first quarter of 2020, Gross profit increased to $2,637 in the first quarter of 2021 from $2,469 in the first quarter of 2020, reflecting an increase of $150 resulting from higher Net sales and an increase of $18 resulting from higher Gross profit margin.

Worldwide Gross profit margin increased to 60.7% in the first quarter of 2021 from 60.2% in the first quarter of 2020. Excluding acquisition-related costs in the first quarter of 2020, Gross profit margin increased by 40 basis points (bps) to 60.7% in the first quarter of 2021 from 60.3% in the first quarter of 2020. This increase in Gross profit margin was primarily due to cost savings from the Company’s funding-the-growth initiatives (180 bps) and higher pricing (170 bps), partially offset by significantly higher raw and packaging material costs (310 bps), which included foreign exchange transaction costs.

	Three Months Ended March 31,
	2021	2020
Gross profit, GAAP	$2,637	$2,465
Acquisition-related costs	—	4
Gross profit, non-GAAP	$2,637	$2,469

	Three Months Ended March 31,
	2021	2020	Basis Point Change
Gross profit margin, GAAP	60.7%	60.2%	50
Acquisition-related costs	—	0.1
Gross profit margin, non-GAAP	60.7%	60.3%	40

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 9% to $1,605 in the first quarter of 2021 from $1,473 in the first quarter of 2020, reflecting higher overhead expenses of $81 and increased advertising investment of $51.

Selling, general and administrative expenses as a percentage of Net sales increased 90 bps to 36.9% in the first quarter of 2021 from 36.0% in the first quarter of 2020. This increase was due to increased advertising investment (50 bps) and higher overhead expenses (40 bps), primarily driven by higher logistics costs, both as a percentage of Net sales. In the first quarter of 2021, advertising investment increased as a percentage of Net sales to 12.3% from 11.8% in the first quarter of 2020, or 11% in absolute terms to $535 as compared with $484 in the first quarter of 2020.

	Three Months Ended March 31,
	2021	2020
Selling, general and administrative expenses	$1,605	$1,473

	Three Months Ended March 31,
	2021	2020	Basis Point Change
Selling, general and administrative expenses as a percentage of Net sales	36.9%	36.0%	90

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Operating Profit

Operating profit increased 5% to $1,004 in the first quarter of 2021 from $952 in the first quarter of 2020. Operating profit in the first quarter of 2020 included acquisition-related costs. Excluding acquisition-related costs in the first quarter of 2020, Operating profit increased to $1,004 in the first quarter of 2021 from $958 in the first quarter of 2020, as an increase in Gross profit was partially offset by an increase in Selling, general and administrative expenses.

Operating profit margin was 23.1% in the first quarter of 2021, a decrease of 10 bps compared to 23.2% in the first quarter of 2020. Excluding acquisition-related costs in the first quarter of 2020, Operating profit margin was 23.1% in the first quarter of 2021, a decrease of 30 bps compared to 23.4% in the first quarter of 2020. This decrease in Operating profit margin was primarily due to an increase in Selling, general and administrative expenses (90 bps), partially offset by an increase in Gross profit (40 bps), both as a percentage of Net sales.

	Three Months Ended March 31,
	2021	2020	% Change
Operating profit, GAAP	$1,004	$952	5%
Acquisition-related costs	—	6
Operating profit, non-GAAP	$1,004	$958	5%

	Three Months Ended March 31,
	2021	2020	Basis Point Change
Operating profit margin, GAAP	23.1%	23.2%	(10)
Acquisition-related costs	—	0.2
Operating profit margin, non-GAAP	23.1%	23.4%	(30)
Non-Service Related Postretirement Costs

Non-service related postretirement costs were $18 in the first quarter of 2021, as compared to $21 in the first quarter of 2020.
Interest (Income) Expense, Net

Interest (income) expense, net was $29 in the first quarter of 2021 as compared to $36 in the first quarter of 2020, primarily due to lower average interest rates on debt.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Income Taxes

The effective income tax rate was 23.9% for the first quarter of 2021 as compared to 16.4% for the first quarter of 2020. As reflected in the table below, the non-GAAP effective income tax rate was 23.9% for the quarter ended March 31, 2021, as compared to 24.4% in the comparable period of 2020.

The quarterly provision for income taxes is determined based on the Company’s estimated full year effective income tax rate adjusted by the amount of tax attributable to infrequent or unusual items that are separately recognized on a discrete basis in the income tax provision in the quarter in which they occur. The Company’s current estimate of its full year effective income tax rate before discrete period items is 24.0%, compared to 24.7% in the first quarter of 2020. See Note 10, Income Taxes to the Condensed Consolidated Financial Statements for additional details.

	Three Months Ended March 31,
	2021			2020
	Income Before Income Taxes	Provision For Income Taxes(1)	Effective Income Tax Rate(2)	Income Before Income Taxes	Provision For Income Taxes(1)	Effective Income Tax Rate(2)
As Reported GAAP	$957	$229	23.9%	$895	$147	16.4%
Subsidiary and operating structure initiatives	—	—	—	—	71	7.9
Acquisition-related costs	—	—	—	6	2	0.1
Non-GAAP	$957	$229	23.9%	$901	$220	24.4%

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

The provision for income taxes for the three months ended March 31, 2020 includes $71 of income tax benefits recorded on a discrete period basis, of which $45 relates to previously recorded foreign withholding taxes and $26 relates to a previously recorded valuation allowance against a deferred tax asset. As more fully described below, both items were previously recorded in connection with the charge recorded by the Company in 2017 and revised in 2018 related to the TCJA.

As part of the previously recorded charge for the TCJA, the Company had provided for foreign withholding taxes expected to be paid on the remittance of earnings from certain overseas subsidiaries no longer deemed indefinitely reinvested. As a result of a reorganization of the ownership structure of certain foreign subsidiaries, the Company determined that no withholding taxes would be due on the remittance by certain subsidiaries of earnings previously deemed reinvested and, accordingly, reversed $45 of previously recorded foreign withholding taxes in the first quarter of 2020.

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
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Net Income Attributable to Colgate-Palmolive Company and Earnings Per Share

Net income attributable to Colgate-Palmolive Company in the first quarter of 2021 decreased to $681 from $715 in the first quarter of 2020, and Earnings per common share on a diluted basis decreased to $0.80 per share in the first quarter of 2021 from $0.83 in the first quarter of 2020. Net income attributable to Colgate-Palmolive Company in the first quarter of 2020 included acquisition-related costs and a benefit related to subsidiary and operating structure initiatives.

Excluding the items described above in the first quarter of 2020, Net income attributable to Colgate-Palmolive Company in the first quarter of 2021 increased 5% to $681 from $648 in the first quarter of 2020, and Earnings per common share on a diluted basis increased 7% to $0.80 in the first quarter of 2021 from $0.75 in the first quarter of 2020.

	Three Months Ended March 31, 2021
	Income Before Income Taxes	Provision For Income Taxes	Net Income Including Noncontrolling Interests	Net Income Attributable To Colgate-Palmolive Company	Diluted Earnings Per Share
As Reported GAAP	$957	$229	$728	$681	$0.80

	Three Months Ended March 31, 2020
	Income Before Income Taxes	Provision For Income Taxes(1)	Net Income Including Noncontrolling Interests	Net Income Attributable To Colgate-Palmolive Company	Diluted Earnings Per Share(2)
As Reported GAAP	$895	$147	$748	$715	$0.83
Subsidiary and operating structure initiatives	—	71	(71)	(71)	(0.08)
Acquisition-related costs	6	2	4	4	—
Non-GAAP	$901	$220	$681	$648	$0.75
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
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Net Sales and Operating Profit by Segment

Oral, Personal and Home Care

North America

	Three Months Ended March 31,
	2021	2020	Change
Net sales	$923	$929	(0.5)%
Operating profit	$202	$258	(22)%
% of Net sales	21.9%	27.8%	(590)	bps
Net sales in North America decreased 0.5% in the first quarter of 2021 to $923 as volume declines of 6.5% were partially offset by net selling price increases of 5.5% and positive foreign exchange of 0.5%. The Company’s acquisition of hello contributed 0.5% to volume in North America. Organic sales in North America decreased 1.5% in the first quarter of 2021. An organic sales decline in the United States was partially offset by organic sales growth in Canada.

The decrease in organic sales in North America in the first quarter of 2021 versus the first quarter of 2020 was primarily due to a decrease in Personal Care organic sales. The decrease in Personal Care was primarily due to organic sales declines in the bar soap, underarm protection and liquid hand soap categories partially offset by organic sales growth in the skin health category.
Operating profit in North America decreased 22% in the first quarter of 2021 to $202, or 590 bps to 21.9% as a percentage of Net sales. This decrease in Operating profit as a percentage of Net sales was primarily due to increases in Selling, general and administrative expenses (390 bps) and a decrease in Gross profit (210 bps), both as a percentage of Net sales. This decrease in Gross profit was primarily due to higher raw and packaging material costs (510 bps), partially offset by higher pricing and cost savings from the Company’s funding-the-growth initiatives (140 bps). This increase in Selling, general and administrative expenses was due to higher overhead expenses (280 bps), primarily driven by higher logistics costs, and increased advertising investment (110 bps).

Latin America

	Three Months Ended March 31,
	2021	2020	Change
Net sales	$907	$889	2.0%
Operating profit	$272	$248	10%
% of Net sales	30.0%	27.9%	210	bps
Net sales in Latin America increased 2.0% in the first quarter of 2021 to $907, as volume growth of 1.0% and net selling price increases of 8.5% were partially offset by negative foreign exchange of 7.5%. Organic sales in Latin America increased 9.5% in the first quarter of 2021. Organic sales growth was led by Brazil, Mexico, Argentina and Colombia.

The increase in organic sales in Latin America in the first quarter of 2021 versus the first quarter of 2020 was due to increases in Oral Care, Personal Care and Home Care organic sales. The increase in Oral Care was primarily due to organic sales growth in the toothpaste, manual toothbrush and mouthwash categories. The increase in Personal Care was primarily due to organic sales growth in the bar soap and liquid hand soap categories. The increase in Home Care was primarily due to organic sales growth in the fabric softener, liquid cleaner and hand dish categories.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Operating profit in Latin America increased 10% in the first quarter of 2021 to $272, or 210 bps to 30.0% as a percentage of Net sales. This increase in Operating profit as a percentage of Net sales was primarily due to an increase in Gross profit (180 bps), partially offset by an increase in Selling, general and administrative expenses (80 bps), both as a percentage of Net sales. This increase in Gross profit was primarily due to higher pricing and cost savings from the Company’s funding-the-growth initiatives (330 bps), partially offset by higher raw and packaging material costs (490 bps), which included foreign exchange transaction costs. This increase in Selling, general and administrative expense was due to higher overhead expenses (120 bps), partially offset by decreased advertising investment (40 bps).

Europe

	Three Months Ended March 31,
	2021	2020	Change
Net sales	$717	$675	6.0%
Operating profit	$180	$154	17%
% of Net sales	25.1%	22.8%	230	bps
Net sales in Europe increased 6.0% in the first quarter of 2021 to $717 due to net selling price increases of 1.5% and positive foreign exchange of 8.0%, partially offset by volume declines of 3.5%. Organic sales in Europe decreased 2.0% in the first quarter of 2021. Organic sales declines in Germany and the United Kingdom were partially offset by organic sales growth in the Nordic region and Switzerland.

The decrease in organic sales in Europe in the first quarter of 2021 versus the first quarter of 2020 was due to decreases in Oral Care, Personal Care and Home Care organic sales. The decrease in Oral Care was primarily due to organic sales declines in the toothpaste category, partially offset by organic sales growth in the mouthwash category. The decrease in Personal Care was primarily due to organic sales declines in the bar soap, body wash and underarm protection categories, partially offset by organic sales growth in the skin health category. The decrease in Home Care was primarily due to organic sales declines in the bleach and liquid cleaner categories.

Operating profit in Europe increased 17% in the first quarter of 2021 to $180, or 230 bps to 25.1% as a percentage of Net sales. This increase in Operating profit as a percentage of Net sales was primarily due to an increase in Gross profit (100 bps) and a decrease in Selling, general and administrative expenses (80 bps), both as a percentage of Net sales. This increase in Gross profit was primarily due to cost savings from the Company’s funding-the-growth initiatives (160 bps), higher pricing and favorable mix (40 bps), partially offset by higher raw and packaging material costs (140 bps). This decrease in Selling, general and administrative expenses was primarily due to lower overhead expenses (70 bps).

Asia Pacific

	Three Months Ended March 31,
	2021	2020	Change
Net sales	$739	$633	16.5%
Operating profit	$224	$161	39%
% of Net sales	30.3%	25.4%	490	bps
Net sales in Asia Pacific increased 16.5% in the first quarter of 2021 to $739 due to volume growth of 10.5%, selling price increases of 0.5% and positive foreign exchange of 5.5%. Organic sales in Asia Pacific increased 11.0% in the first quarter of 2021. Organic sales growth was led by the Greater China region, India, the Philippines and Thailand.

The increase in organic sales in Asia Pacific in the first quarter of 2021 versus the first quarter of 2020 was due to an increase in Oral Care organic sales. The increase in Oral Care was primarily due to increases in organic sales in the toothpaste and manual toothbrush categories.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Operating profit in Asia Pacific increased 39% in the first quarter of 2021 to $224, or 490 bps to 30.3% as a percentage of Net sales. This increase in Operating profit as a percentage of Net sales was primarily due to an increase in Gross profit (320 bps) and a decrease in Selling, general and administrative expenses (160 bps), both as a percentage of Net sales. This increase in Gross profit was primarily due to cost savings from the Company’s funding-the-growth initiatives (170 bps), lower manufacturing costs (70 bps) primarily related to benefits of higher manufacturing volume, higher pricing and lower raw and packaging material costs (10 bps). This decrease in Selling, general and administrative expenses was primarily due to lower overhead expenses (150 bps).

Africa/Eurasia

	Three Months Ended March 31,
	2021	2020	Change
Net sales	$272	$252	8.5%
Operating profit	$54	$56	(4)%
% of Net sales	19.9%	22.2%	(230)	bps
Net sales in Africa/Eurasia increased 8.5% in the first quarter of 2021 to $272, as volume growth of 5.0% and net selling price increases of 8.0% were partially offset by negative foreign exchange of 4.5%. Organic sales in Africa/Eurasia increased 13.0% in the first quarter of 2021. Organic sales growth was led by Turkey, Nigeria, South Africa and Russia.

The increase in organic sales in Africa/Eurasia in the first quarter of 2021 versus the first quarter of 2020 was primarily due to an increase in Oral Care organic sales. The increase in Oral Care was primarily due to organic sales growth in the toothpaste and manual toothbrush categories.

Operating profit in Africa/Eurasia decreased 4% in the first quarter of 2021 to $54, or 230 bps to 19.9% as a percentage of Net sales. This decrease in Operating profit as a percentage of Net sales was due to a decrease in Gross profit (160 bps) and an increase in Selling, general and administrative expenses (70 bps), both as a percentage of Net sales. This decrease in Gross profit was primarily due to higher raw and packaging material costs (610 bps), which included foreign exchange transaction costs, partially offset by higher pricing and cost savings from the Company’s funding-the-growth initiatives (160 bps). This increase in Selling, general and administrative expenses was due to higher overhead expenses (190 bps), primarily driven by higher logistics costs, partially offset by decreased advertising investment (120 bps).

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Hill’s Pet Nutrition

	Three Months Ended March 31,
	2021	2020	Change
Net sales	$786	$719	9.5%
Operating profit	$215	$203	6%
% of Net sales	27.4%	28.2%	(80)	bps
Net sales for Hill’s Pet Nutrition increased 9.5% in the first quarter of 2021 to $786 due to volume growth of 3.0%, net selling price increases of 4.0% and positive foreign exchange of 2.5%. Organic sales in Hill’s Pet Nutrition increased 7.0% in the first quarter of 2021. Organic sales growth was led by the United States, Europe and Canada.

The increase in organic sales in the first quarter of 2021 was primarily due to organic sales growth in the Science Diet and Prescription Diet categories.

Operating profit in Hill’s Pet Nutrition increased 6% in the first quarter of 2021 to $215, while as a percentage of Net sales it decreased 80 bps to 27.4%. This decrease in Operating profit as a percentage of Net sales was primarily due to a decrease in Gross profit (40 bps) and an increase in Selling, general and administrative expenses (20 bps), both as a percentage of Net sales. This decrease in Gross profit was primarily due to higher raw and packaging material costs (230 bps), partially offset by higher pricing and cost savings from the Company’s funding-the-growth initiatives (90 bps). This increase in Selling, general and administrative expenses was due to increased advertising investment (250 bps), partially offset by lower overhead expenses (230 bps).

During the quarter ended March 31, 2019, Hill’s announced a voluntary recall, which was subsequently expanded, of select canned dog food products due to potentially elevated levels of Vitamin D resulting from a supplier error. In the United States, the voluntary recall was conducted in cooperation with the U.S. Food and Drug Administration. Following the announcement of the voluntary recall, and as of March 31, 2021, Hill’s and/or the Company have been named as defendants in 37 putative class action lawsuits, one putative class action filed on behalf of a European Union class and one individual action, all related to the voluntary recall and filed in various jurisdictions in the United States. In addition, two putative class actions related to the voluntary recall have been filed in Canada. Eight of the putative class actions lawsuits in the United States and one of the putative class action lawsuits in Canada have been voluntarily dismissed. During the quarter ended December 31, 2020, the parties to the putative class action lawsuits in the United States (other than the class action filed on behalf of a European Union class) entered into a settlement agreement, which was preliminarily approved by the court in February 2021. The amount of the settlement is not material to the Company’s results of operations for the quarter ended March 31, 2021. Hill’s is indemnified by the supplier related to the voluntary recall. Sales of products voluntarily recalled represent less than 2% of Hill’s annual Net sales. The sales loss and other costs associated with the voluntary recall and its subsequent expansion did not have a material impact on the Company’s Net sales or Operating profit for the quarter ended March 31, 2021 and are not expected to have a material impact in future periods.

Corporate

	Three Months Ended March 31,
	2021	2020	Change
Operating profit (loss)	$(143)	$(128)	12%
Operating profit (loss) related to Corporate was ($143) in the first quarter of 2021 as compared to ($128) in the first quarter of 2020. In the first quarter of 2020, Corporate Operating profit (loss) included acquisition-related costs of $6.

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

Net sales growth (GAAP) and organic sales growth (Net sales growth excluding the impact of foreign exchange, acquisitions and divestments) (non-GAAP) are discussed in this Quarterly Report on Form 10-Q. Management believes the organic sales growth measure provides investors and analysts with useful supplemental information regarding the Company’s underlying sales trends by presenting sales growth excluding the external factor of foreign exchange, as well as the impact of acquisitions and divestments, as applicable. A reconciliation of organic sales growth to Net sales growth for the three months ended March 31, 2021 is provided below.

Worldwide Gross profit, Gross profit margin, Selling, general and administrative expenses, Selling, general and administrative expenses as a percentage of Net sales, Other (income) expense, net, Operating profit, Operating profit margin, Non-service related postretirement costs, Interest (income) expense, net, effective income tax rate, Net income attributable to Colgate-Palmolive Company and Earnings per share on a diluted basis are discussed in this Quarterly Report on Form 10-Q both on a GAAP basis and excluding, as applicable, acquisition-related costs and a benefit related to a reorganization of the ownership structure of certain foreign subsidiaries and a new operating structure implemented within one of the Company’s divisions. These non-GAAP financial measures exclude items that, either by their nature or amount, management would not expect to occur as part of the Company’s normal business on a regular basis, such as restructuring charges, charges for certain litigation and tax matters, gains and losses from certain acquisitions, divestitures and certain unusual, non-recurring items. Investors and analysts use these financial measures in assessing the Company’s business performance, and management believes that presenting these financial measures on a non-GAAP basis provides them with useful supplemental information to enhance their understanding of the Company’s underlying business performance and trends. These non-GAAP financial measures also enhance the ability to compare period-to-period financial results. A reconciliation of each of these non-GAAP financial measures to the most directly comparable GAAP financial measures for the three months ended March 31, 2021 and 2020 is presented within the applicable section of Results of Operations.

The following table provides a quantitative reconciliation of Net sales growth to organic sales growth for the three months ended March 31, 2021:

Three Months Ended March 31, 2021	Net Sales Growth (GAAP)	Foreign Exchange Impact	Acquisitions and Divestments Impact	Organic Sales Growth (Non-GAAP)
Oral, Personal and Home Care
North America	(0.5)%	0.5%	0.5%	(1.5)%
Latin America	2.0%	(7.5)%	—%	9.5%
Europe	6.0%	8.0%	—%	(2.0)%
Asia Pacific	16.5%	5.5%	—%	11.0%
Africa/Eurasia	8.5%	(4.5)%	—%	13.0%
Total Oral, Personal and Home Care	5.5%	1.0%	—%	4.5%
Pet Nutrition	9.5%	2.5%	—%	7.0%
Total Company	6.0%	1.0%	—%	5.0%

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

Net cash provided by operations decreased 22% to $598 in the first three months of 2021, compared with $768 in the comparable period of 2020, primarily due to higher tax payments and higher working capital. The Company continues to be tightly focused on working capital. The Company’s working capital was (4.4%) as a percentage of Net sales as of March 31, 2021 as compared to (3.5%) as of March 31, 2020. The Company defines working capital as the difference between current assets (excluding Cash and cash equivalents and marketable securities, the latter of which is reported in Other current assets) and current liabilities (excluding short-term debt).

Investing activities used $142 of cash in the first three months of 2021, compared with $459 in the comparable period of 2020. Investing activities in the first three months of 2020 included the Company’s acquisition of hello for cash consideration of $351. This acquisition was financed with a combination of debt and cash.

Capital spending was $107 in the first three months of 2021 compared to $82 in the comparable period of 2020. Capital expenditures for 2021 are expected to be approximately 3.0% to 3.5% of Net sales. The Company continues to focus its capital spending on projects that are expected to yield high aftertax returns.

Financing activities used $334 of cash during the first three months of 2021, compared with $308 used in the comparable period of 2020. This reflects higher share repurchases associated with the share repurchase program and lower proceeds from the exercise of stock options in the first three months of 2021 compared with the comparable period of 2020. This use of cash was partially offset by proceeds from the issuance of debt and increase in short-term borrowing in the first three months of 2021 compared with the comparable period of 2020. As previously disclosed, during the year ended December 31, 2020, the Company moderated its share repurchases, net of proceeds from the exercise of stock options, to reduce incremental debt levels related to acquisitions. During the first quarter of 2021, the Company's share repurchases, net returned to historical levels.

Long-term debt, including the current portion, increased to $7,579 as of March 31, 2021, as compared to $7,343 as of December 31, 2020, and total debt was $7,833 as of March 31, 2021, as compared to $7,601 as of December 31, 2020. The Company’s debt issuances support the Company’s capital structure objectives of funding its business and growth initiatives while minimizing its risk-adjusted cost of capital.

Domestic and foreign commercial paper outstanding was $1,716 and $858 as of March 31, 2021 and 2020, respectively. The average daily balances outstanding for commercial paper in the first three months of 2021 and 2020 were $1,903 and $1,694, respectively. The Company classifies commercial paper and certain current maturities of notes payable as long-term debt when it has the intent and ability to refinance such obligations on a long-term basis, including, if necessary, by utilizing its unused lines of credit (including under the facilities discussed below) or by issuing long-term debt pursuant to an effective shelf registration statement. In November 2018, the Company entered into an amended and restated $2,650 revolving credit facility with a syndicate of banks that was scheduled to expire in November 2023. In August 2019, the term of the facility was extended by one year, and it now expires in November 2024. In August 2020, the Company entered into a $1,500 364-day credit facility with a syndicate of banks that is scheduled to expire in August 2021. Commitment fees related to the credit facilities are not material.

Certain of the agreements with respect to the Company’s bank borrowings contain financial and other covenants as well as cross-default provisions. Noncompliance with these requirements could ultimately result in the acceleration of amounts owed. The Company is in full compliance with all such requirements and believes the likelihood of noncompliance is remote. Refer to Note 6, Long term Debt and Credit Facilities, on the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 for further information about the Company’s long-term debt and credit facilities.

In the first quarter of 2021, the Company increased the quarterly common stock dividend to $0.45 per share from $0.44 per share previously, effective in the second quarter of 2021.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Cash and cash equivalents increased $107 during the first three months of 2021 to $995 at March 31, 2021, compared to $888 at December 31, 2020, the majority of which ($923 and $832, respectively) was held by the Company’s foreign subsidiaries.

During the three months ended March 31, 2021, COVID-19 did not have a significant impact on the Company’s liquidity for its continued operating and cash needs. For more information regarding the anticipated impact of COVID-19, see “Executive Overview” and “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

For additional information regarding liquidity and capital resources, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

Cautionary Statement on Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the SEC in its rules, regulations and releases that set forth anticipated results based on management’s current plans and assumptions. Such statements may relate, for example, to sales or volume growth, net selling price increases, organic sales growth, profit or profit margin growth, earnings per share levels, financial goals, the impact of foreign exchange volatility, the impact of COVID-19, cost-reduction plans, tax rates, new product introductions, commercial investment levels, acquisitions, divestitures, share repurchases, or legal or tax proceedings, among other matters. These statements are made on the basis of the Company’s views and assumptions as of this time and the Company undertakes no obligation to update these statements whether as a result of new information, future events or otherwise, except as required by law or by the rules and regulations of the SEC. Moreover, the Company does not, nor does any other person, assume responsibility for the accuracy and completeness of those statements. The Company cautions investors that any such forward-looking statements are not guarantees of future performance and that actual events or results may differ materially from those statements. Actual events or results may differ materially because of factors that affect international businesses and global economic conditions, as well as matters specific to the Company and the markets it serves, including the uncertain economic and political environment in different countries and its effect on consumer spending habits, foreign currency rate fluctuations, exchange controls, tariffs, price or profit controls, labor relations, changes in foreign or domestic laws, or regulations or their interpretation, political and fiscal developments, including changes in trade, tax and immigration policies, increased competition and evolving competitive practices (including from the growth of eCommerce and the entry of new competitors and business models), the ability to operate and respond effectively during a pandemic, epidemic or widespread public health concern, including COVID-19, ability to manage disruptions in our global supply chain and/or key office facilities, ability to manage the availability and cost of raw and packaging materials and logistics costs, the ability to maintain or increase selling prices as needed, changes in the policies of retail trade customers, the emergence of alternative retail channels, the growth of eCommerce and the rapidly changing retail landscape (as consumers increasingly shop online), the ability to develop innovative new products, the ability to continue lowering costs and operate in an agile manner, the ability to maintain the security of our information technology systems from a cyber-security incident or data breach, the ability to address the effects of climate change and achieve our sustainability and social impact goals, the ability to complete acquisitions and divestitures as planned, the ability to successfully integrate acquired businesses, the ability to attract and retain key employees and integrate diversity, equity and inclusion initiatives across our organization, the uncertainty of the outcome of legal proceedings, whether or not the Company believes they have merit, and the ability to address uncertain or unfavorable global economic conditions, disruptions in the credit markets and tax matters. For information about these and other factors that could impact the Company’s business and cause actual results to differ materially from forward-looking statements, refer to the Company’s filings with the SEC (including, but not limited to, the information set forth under the captions “Risk Factors” and “Cautionary Statement on Forward-Looking Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 and subsequent Quarterly Reports on Form 10-Q).

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Quantitative and Qualitative Disclosures about Market Risk

There is no material change in the information reported under Part II, Item 7, “Managing Foreign Currency, Interest Rate, Commodity Price and Credit Risk Exposure” contained in our Annual Report on Form 10-K for the year ended December 31, 2020.

COLGATE-PALMOLIVE COMPANY

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chairman of the Board, President and Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2021 (the “Evaluation”). Based upon the Evaluation, the Company’s Chairman of the Board, President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) are effective.

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

Item 1A.    Risk Factors

There have been no material changes from the risk factors disclosed in Part 1, Item 1A. Risk Factors of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

The following table shows the stock repurchase activity for the three months in the quarter ended March 31, 2021:

Month	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(3) (in millions)
January 1 through 31, 2021	1,500,733	$80.87	1,456,830	$1,711
February 1 through 28, 2021	1,405,641	$78.18	1,348,000	$1,606
March 1 through 31, 2021	1,777,283	$76.21	1,748,200	$1,472
Total	4,683,657	$78.29	4,553,030

(1) Includes share repurchases under the 2018 Program and those associated with certain employee elections under the Company’s compensation and benefit programs.
(2)The difference between the total number of shares purchased and the total number of shares purchased as part of publicly announced plans or programs is 130,627 shares, which represents shares deemed surrendered to the Company to satisfy certain employee elections under the Company’s compensation and benefit programs.
(3) Includes approximate dollar value of shares that were available to be purchased under the publicly announced plans or programs that were in effect as of March 31, 2021.

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

101	The following materials from Colgate-Palmolive Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2021, formatted in Inline eXtensible Business Reporting Language (Inline XBRL): (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Changes in Shareholders’ Equity and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

__________
*    Filed herewith.

** Furnished herewith.

COLGATE-PALMOLIVE COMPANY
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLGATE-PALMOLIVE COMPANY
(Registrant)

Principal Executive Officer:

April 30, 2021	/s/ Noel R. Wallace
Noel R. Wallace
Chairman of the Board, President and Chief Executive Officer

Principal Financial Officer:

April 30, 2021	/s/ Stanley J. Sutula III
Stanley J. Sutula III
Chief Financial Officer

Principal Accounting Officer:

April 30, 2021	/s/ Philip G. Shotts
Philip G. Shotts
Vice President and Controller