Form 10-Q
period 2021-06-30
COLGATE PALMOLIVE CO
filed 2021-07-30
CIK 21665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
FORM 10-Q
_________________________
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding	Date
Common stock, $1.00 par value	843,513,490	June 30, 2021

PART I.    FINANCIAL INFORMATION

COLGATE-PALMOLIVE COMPANY
Condensed Consolidated Statements of Income
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net sales	$4,260	$3,897	$8,604	$7,994
Cost of sales	1,704	1,528	3,411	3,160
Gross profit	2,556	2,369	5,193	4,834
Selling, general and administrative expenses	1,568	1,395	3,173	2,868
Other (income) expense, net	(8)	28	20	68
Operating profit	996	946	2,000	1,898
Non-service related postretirement costs	18	20	36	41
Interest (income) expense, net	25	35	54	71
Income before income taxes	953	891	1,910	1,786
Provision for income taxes	212	216	441	363
Net income including noncontrolling interests	741	675	1,469	1,423
Less: Net income attributable to noncontrolling interests	38	40	85	73
Net income attributable to Colgate-Palmolive Company	$703	$635	$1,384	$1,350

Earnings per common share, basic	$0.83	$0.74	$1.63	$1.58

Earnings per common share, diluted	$0.83	$0.74	$1.63	$1.57

See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Condensed Consolidated Statements of Comprehensive Income
(Dollars in Millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income including noncontrolling interests	$741	$675	$1,469	$1,423
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	106	68	(52)	(287)
Retirement plans and other retiree benefit adjustments	16	14	18	30
Gains (losses) on cash flow hedges	(35)	(21)	8	(3)
Total Other comprehensive income (loss), net of tax	87	61	(26)	(260)
Total Comprehensive income including noncontrolling interests	828	736	1,443	1,163
Less: Net income attributable to noncontrolling interests	38	40	85	73
Less: Cumulative translation adjustments attributable to noncontrolling interests	—	3	(3)	(13)
Total Comprehensive income attributable to noncontrolling interests	38	43	82	60
Total Comprehensive income attributable to Colgate-Palmolive Company	$790	$693	$1,361	$1,103
See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Condensed Consolidated Balance Sheets
(Dollars in Millions)
(Unaudited)

	June 30, 2021	December 31, 2020
Assets
Current Assets
Cash and cash equivalents	$937	$888
Receivables (net of allowances of $85 and $89, respectively)	1,443	1,264
Inventories	1,700	1,673
Other current assets	572	513
Total current assets	4,652	4,338
Property, plant and equipment:
Cost	8,848	8,751
Less: Accumulated depreciation	(5,183)	(5,035)
	3,665	3,716
Goodwill	3,753	3,824
Other intangible assets, net	2,787	2,894
Deferred income taxes	283	291
Other assets	859	857
Total assets	$15,999	$15,920
Liabilities and Shareholders’ Equity
Current Liabilities
Notes and loans payable	$5	$258
Current portion of long-term debt	10	9
Accounts payable	1,272	1,393
Accrued income taxes	383	403
Other accruals	2,533	2,341
Total current liabilities	4,203	4,404
Long-term debt	7,951	7,334
Deferred income taxes	421	426
Other liabilities	2,562	2,655
Total liabilities	15,137	14,819
Shareholders’ Equity
Common stock	1,466	1,466
Additional paid-in capital	3,085	2,969
Retained earnings	23,946	23,699
Accumulated other comprehensive income (loss)	(4,368)	(4,345)
Unearned compensation	—	(1)
Treasury stock, at cost	(23,665)	(23,045)
Total Colgate-Palmolive Company shareholders’ equity	464	743
Noncontrolling interests	398	358
Total equity	862	1,101
Total liabilities and equity	$15,999	$15,920
See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Condensed Consolidated Statements of Cash Flows
(Dollars in Millions)
(Unaudited)

	Six Months Ended
	June 30,
	2021	2020
Operating Activities
Net income including noncontrolling interests	$1,469	$1,423
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operations:
Depreciation and amortization	274	266
Restructuring and termination benefits, net of cash	(15)	(35)
Stock-based compensation expense	58	32
Deferred income taxes	(65)	(147)
Cash effects of changes in:
Receivables	(188)	121
Inventories	(39)	(176)
Accounts payable and other accruals	(254)	347
Other non-current assets and liabilities	(15)	(37)
Net cash provided by (used in) operations	1,225	1,794
Investing Activities
Capital expenditures	(237)	(159)
Purchases of marketable securities and investments	(80)	(48)
Proceeds from sale of marketable securities and investments	46	42
Payment for acquisitions, net of cash acquired	—	(352)
Other investing activities	(18)	—
Net cash provided by (used in) investing activities	(289)	(517)
Financing Activities
Short-term borrowing (repayment) less than 90 days, net	451	(493)
Proceeds from issuance of debt	25	—
Dividends paid	(796)	(784)
Purchases of treasury shares	(713)	(228)
Proceeds from exercise of stock options	151	353
Other financing activities	(2)	11
Net cash provided by (used in) financing activities	(884)	(1,141)
Effect of exchange rate changes on Cash and cash equivalents	(3)	(22)
Net increase (decrease) in Cash and cash equivalents	49	114
Cash and cash equivalents at beginning of the period	888	883
Cash and cash equivalents at end of the period	$937	$997
Supplemental Cash Flow Information
Income taxes paid	$542	$349
See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in Millions)
(Unaudited)

Three Months Ended June 30, 2021
	Colgate-Palmolive Company Shareholders’ Equity
	Common Stock	Additional Paid-in Capital	Unearned Compensation	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)(1)	Noncontrolling Interests
Balance, March 31, 2021	$1,466	$3,011	$—	$(23,384)	$23,624	$(4,455)	$401
Net income	—	—	—	—	703	—	38
Other comprehensive income (loss), net of tax	—	—	—	—	—	87	—
Dividends ($0.45 per share)	—	—	—	—	(381)	—	(42)
Stock-based compensation expense	—	20	—	—	—	—	—
Shares issued for stock options	—	54	—	58	—	—	—
Shares issued for restricted stock units	—	(1)	—	1	—	—	—
Treasury stock acquired	—	—	—	(341)	—	—	—
Other	—	1	—	1	—	—	1
Balance, June 30, 2021	$1,466	$3,085	$—	$(23,665)	$23,946	$(4,368)	$398

Three Months Ended June 30, 2020
	Colgate-Palmolive Company Shareholders’ Equity
	Common Stock	Additional Paid-in Capital	Unearned Compensation	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)(1)	Noncontrolling Interests
Balance, March 31, 2020	$1,466	$2,623	$(1)	$(22,104)	$22,481	$(4,578)	$454
Net income	—	—	—	—	635	—	40
Other comprehensive income (loss), net of tax	—	—	—	—	—	58	3
Dividends ($0.44 per share)	—	—	—	—	(386)	—	(33)
Stock-based compensation expense	—	16	—	—	—	—	—
Shares issued for stock options	—	27	—	33	—	—	—
Shares issued for restricted stock units	—	(2)	—	2	—	—	—
Treasury stock acquired	—	—	—	(8)	—	—	—
Other	—	2		2	1	1	—
Balance, June 30, 2020	$1,466	$2,666	$(1)	$(22,075)	$22,731	$(4,519)	$464
(1) Accumulated other comprehensive income (loss) includes cumulative translation losses of $3,207 at June 30, 2021 ($3,402 at June 30, 2020) and $3,313 at March 31, 2021 ($3,467 at March 31, 2020), respectively, and unrecognized retirement plan and other retiree benefits costs of $1,160 at June 30, 2021 ($1,108 at June 30, 2020) and $1,176 at March 31, 2021 ($1,122 at March 31, 2020), respectively.

See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in Millions)
(Unaudited)

Six Months Ended June 30, 2021
	Colgate-Palmolive Company Shareholders’ Equity
	Common Stock	Additional Paid-in Capital	Unearned Compensation	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)(1)	Noncontrolling Interests
Balance, December 31, 2020	$1,466	$2,969	$(1)	$(23,045)	$23,699	$(4,345)	$358
Net income	—	—	—	—	1,384	—	85
Other comprehensive income (loss), net of tax	—	—	—	—	—	(23)	(3)
Dividends ($1.34 per share)*	—	—	—	—	(1,137)	—	(42)
Stock-based compensation expense	—	58	—	—	—	—	—
Shares issued for stock options	—	67	—	80	—	—	—
Shares issued for restricted stock units	—	(12)	—	12	—	—	—
Treasury stock acquired	—	—	—	(713)	—	—	—
Other	—	3	1	1	—	—	—
Balance, June 30, 2021	$1,466	$3,085	$—	$(23,665)	$23,946	$(4,368)	$398

Six Months Ended June 30, 2020
	Colgate-Palmolive Company Shareholders’ Equity
	Common Stock	Additional Paid-in Capital	Unearned Compensation	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)(1)	Noncontrolling Interests
Balance, December 31, 2019	$1,466	$2,488	$(2)	$(22,063)	$22,501	$(4,273)	$441
Net income	—	—	—	—	1,350	—	73
Other comprehensive income (loss), net of tax	—	—	—	—	—	(247)	(13)
Dividends ($1.31 per share)*	—	—	—	—	(1,124)	—	(37)
Stock-based compensation expense	—	32	—	—	—	—	—
Shares issued for stock options	—	160	—	197	—	—	—
Shares issued for restricted stock units	—	(17)	—	17	—	—	—
Treasury stock acquired	—	—	—	(228)	—	—	—
Other	—	3	1	2	4	1	—
Balance, June 30, 2020	$1,466	$2,666	$(1)	$(22,075)	$22,731	$(4,519)	$464
(1) Accumulated other comprehensive income (loss) includes cumulative translation losses of $3,207 at June 30, 2021 ($3,402 at June 30, 2020) and $3,158 at December 31, 2020 ($3,128 at December 31, 2019), respectively, and unrecognized retirement plan and other retiree benefits costs of $1,160 at June 30, 2021 ($1,108 at June 30, 2020) and $1,178 at December 31, 2020 ($1,138 at December 31, 2019), respectively.

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

3.    Recent Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” which provides optional expedients and exceptions for applying generally accepted accounting principles (“GAAP”) to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU No. 2021-01, “Reference Rate Reform (Topic 848): Scope,” which clarified that certain optional expedients and exceptions in Topic 848 apply to derivatives that are affected by the discounting transition due to reference rate reform. These ASUs were effective upon issuance and can be applied prospectively for contract modifications and hedging relationships through December 31, 2022. The guidance has not had and is not expected to have a material impact on the Company’s Consolidated Financial Statements.

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

In January 2020, the FASB issued ASU No. 2020-01, “Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)-Clarifying the Interactions between Topic 321, Topic 323, and Topic 815.” This ASU provides clarification of the interaction of rules for equity securities, the equity method of accounting and forward contracts and purchase options on certain types of securities. This guidance was effective for the Company beginning on January 1, 2021 and did not have a material impact on the Company’s Consolidated Financial Statements.

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

During the six months ended June 30, 2021 and June 30, 2020, the Company made cash payments of $15 and $35, respectively, related to projects approved prior to the conclusion of the Global Growth and Efficiency Program.

The accrual balance at June 30, 2021 and December 31, 2020 was $17 and $31, respectively.

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

6.    Inventories

Inventories by major class are as follows:

	June 30, 2021	December 31, 2020
Raw materials and supplies	$470	$454
Work-in-process	48	45
Finished goods	1,275	1,256
Total Inventories, net	$1,793	$1,755
Non-current inventory, net	$(93)	$(82)
Current Inventories, net	$1,700	$1,673
7.    Earnings Per Share

For the three months ended June 30, 2021 and 2020, earnings per share were as follows:

	Three Months Ended
	June 30, 2021			June 30, 2020
	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share
Basic EPS	$703	845.6	$0.83	$635	857.4	$0.74
Stock options and restricted stock units		3.8			1.5
Diluted EPS	$703	849.4	$0.83	$635	858.9	$0.74
For the three months ended June 30, 2021 and 2020, the average number of stock options and restricted stock units that were anti-dilutive and not included in diluted earnings per share calculations were 1,634,728 and 19,291,359, respectively.
For the six months ended June 30, 2021 and 2020, earnings per share were as follows:

	Six Months Ended
	June 30, 2021			June 30, 2020
	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share
Basic EPS	$1,384	847.0	$1.63	$1,350	857.1	$1.58
Stock options and restricted stock units		3.4			1.5
Diluted EPS	$1,384	850.4	$1.63	$1,350	858.6	$1.57
For the six months ended June 30, 2021 and 2020, the average number of stock options and restricted stock units that were anti-dilutive and not included in diluted earnings per share calculations were 2,453,048 and 19,717,653, respectively.
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

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

8.    Other Comprehensive Income (Loss)

Additions to and reclassifications out of Accumulated other comprehensive income (loss) attributable to the Company for the three months ended June 30, 2021 and 2020 were as follows:

	2021		2020
	Pretax	Net of Tax	Pretax	Net of Tax
Cumulative translation adjustments	$71	$106	$27	$65
Retirement plans and other retiree benefits:
Net actuarial gain (loss) and prior service costs arising during the period	(3)	(1)	—	—
Amortization of net actuarial loss, transition and prior service costs (1)	20	17	23	14
Retirement plans and other retiree benefits adjustments	17	16	23	14
Cash flow hedges:
Unrealized gains (losses) on cash flow hedges	(49)	(38)	(22)	(18)
Reclassification of (gains) losses into net earnings on cash flow hedges (2)	4	3	(3)	(3)
Gains (losses) on cash flow hedges	(45)	(35)	(25)	(21)
Total Other comprehensive income (loss)	$43	$87	$25	$58
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

Additions to and reclassifications out of Accumulated other comprehensive income (loss) attributable to the Company for the six months ended June 30, 2021 and 2020 were as follows:

	2021		2020
	Pretax	Net of Tax	Pretax	Net of Tax
Cumulative translation adjustments	$(28)	$(49)	$(293)	$(274)
Retirement plans and other retiree benefits:
Net actuarial gain (loss) and prior service costs arising during the period	(22)	(15)	2	1
Amortization of net actuarial loss, transition and prior service costs (1)	42	33	40	29
Retirement plans and other retiree benefits adjustments	20	18	42	30
Cash flow hedges:
Unrealized gains (losses) on cash flow hedges	4	3	3	2
Reclassification of (gains) losses into net earnings on cash flow hedges (2)	7	5	(6)	(5)
Gains (losses) on cash flow hedges	11	8	(3)	(3)
Total Other comprehensive income (loss)	$3	$(23)	$(254)	$(247)
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

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

9.    Retirement Plans and Other Retiree Benefits

Components of Net periodic benefit cost for the three and six months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended June 30,
	Pension Benefits				Other Retiree Benefits
	United States		International
	2021	2020	2021	2020	2021	2020
Service cost	$1	$—	$4	$3	$7	$5
Interest cost	15	18	4	4	9	8
Expected return on plan assets	(26)	(27)	(4)	(5)	—	(1)
Amortization of actuarial loss (gain)	10	13	3	4	7	6
Net periodic benefit cost	$—	$4	$7	$6	$23	$18

	Six Months Ended June 30,
	Pension Benefits				Other Retiree Benefits
	United States		International
	2021	2020	2021	2020	2021	2020
Service cost	$1	$—	$8	$7	$13	$11
Interest cost	30	37	9	9	18	19
Expected return on plan assets	(53)	(54)	(10)	(9)	—	(1)
Amortization of actuarial loss (gain)	23	24	6	5	13	11
Net periodic benefit cost	$1	$7	$13	$12	$44	$40
For the six months ended June 30, 2021 and 2020, the Company made no voluntary contributions to its U.S. postretirement plans.

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

The Company also determines estimates of reasonably possible losses or ranges of reasonably possible losses in excess of related accrued liabilities, if any, when it has determined that a loss is reasonably possible and it is able to determine such estimates. For those matters disclosed below for which the amount of any potential losses can be reasonably estimated, the Company currently estimates that the aggregate range of reasonably possible losses in excess of any accrued liabilities is $0 to approximately $425 (based on current exchange rates). The estimates included in this amount are based on the Company’s analysis of currently available information and, as new information is obtained, these estimates may change. Due to the inherent subjectivity of the assessments and the unpredictability of outcomes of legal proceedings, any amounts accrued or included in this aggregate range may not represent the ultimate loss to the Company. Thus, the Company’s exposure and ultimate losses may be higher or lower, and possibly significantly so, than the amounts accrued or the range disclosed above.

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

In December 2005, the Brazilian internal revenue authority issued to the Company’s Brazilian subsidiary a tax assessment with interest, penalties and any court-mandated fees of approximately $52, at the current exchange rate, based on a claim that certain purchases of U.S. Treasury bills by the subsidiary and their subsequent disposition during the period 2000 to 2001 were subject to a tax on foreign exchange transactions. The Company had been disputing the assessment within the internal revenue authority’s administrative appeals process. However, in November 2015, the Superior Chamber of Administrative Tax Appeals denied the Company’s final administrative appeal, and the Company has filed a lawsuit in the Brazilian federal court. In the event the Company is unsuccessful in this lawsuit, further appeals are available within the Brazilian federal courts. Although there can be no assurances, management believes, based on the opinion of its Brazilian legal counsel, that the tax assessment is without merit and that the Company should ultimately prevail. The Company is challenging this assessment vigorously.

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

Competition Matter

Certain of the Company’s subsidiaries were historically subject to actions and, in some cases, fines, by governmental authorities in a number of countries related to alleged competition law violations. Substantially all of these matters also involved other consumer goods companies and/or retail customers. The Company’s policy is to comply with antitrust and competition laws and, if a violation of any such laws is found, to take appropriate remedial action and to cooperate fully with any related governmental inquiry. The status as of June 30, 2021 of such competition law matters pending against the Company during the six months ended June 30, 2021 is set forth below.

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

Talcum Powder Matters

The Company has been named as a defendant in civil actions alleging that certain talcum powder products that were sold prior to 1996 were contaminated with asbestos. Most of these actions involve a number of co-defendants from a variety of different industries, including suppliers of asbestos and manufacturers of products that, unlike the Company’s products, were designed to contain asbestos. As of June 30, 2021, there were 151 individual cases pending against the Company in state and federal courts throughout the United States, as compared to 147 cases as of March 31, 2021 and 137 cases as of December 31, 2020. During the three months ended June 30, 2021, 13 new cases were filed and nine cases were resolved by voluntary dismissal or settlement. During the six months ended June 30, 2021, 27 new cases were filed and 13 cases were resolved by voluntary dismissal, settlement or dismissal by the court. The values of the settlements in the quarter and year-to-date period presented were not material, either individually or in the aggregate, to the Company’s results of operations in either such period.

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

Net sales by segment were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net sales
Oral, Personal and Home Care
North America	$912	$949	$1,835	$1,878
Latin America	907	805	1,814	1,694
Europe	709	617	1,426	1,292
Asia Pacific	673	625	1,412	1,258
Africa/Eurasia	265	229	537	481
Total Oral, Personal and Home Care	3,466	3,225	7,024	6,603
Pet Nutrition	794	672	1,580	1,391
Total Net sales	$4,260	$3,897	$8,604	$7,994
Approximately 70% of the Company’s Net sales are generated from markets outside the U.S., with approximately 45% of the Company’s Net sales coming from emerging markets (which consist of Latin America, Asia (excluding Japan), Africa/Eurasia and Central Europe).

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

The Company’s Net sales of Oral, Personal and Home Care and Pet Nutrition products accounted for the following percentages of the Company’s Net sales:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net sales
Oral Care	43%	41%	44%	43%
Personal Care	20%	22%	20%	21%
Home Care	18%	20%	18%	19%
Pet Nutrition	19%	17%	18%	17%
Total Net sales	100%	100%	100%	100%
Operating profit by segment was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Operating profit
Oral, Personal and Home Care
North America	$200	$254	$402	$512
Latin America	254	229	526	478
Europe	166	158	346	312
Asia Pacific	200	176	424	337
Africa/Eurasia	55	56	109	112
Total Oral, Personal and Home Care	875	873	1,807	1,751
Pet Nutrition	212	191	427	393
Corporate	(91)	(118)	(234)	(246)
Total Operating profit	$996	$946	$2,000	$1,898
Corporate Operating profit (loss) for the three and six months ended June 30, 2021 included a benefit related to a value-added tax matter in Brazil of $26. Corporate Operating profit (loss) for the three and six months ended June 30, 2020 included charges for acquisition-related costs of $0 and $6, respectively.

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

The following table summarizes the fair value of the Company’s derivative instruments and other financial instruments which are carried at fair value in the Company’s Consolidated Balance Sheets at June 30, 2021 and December 31, 2020:

	Assets			Liabilities
	Account	Fair Value		Account	Fair Value
Designated derivative instruments		June 30, 2021	December 31, 2020		June 30, 2021	December 31, 2020
Interest rate swap contracts	Other assets	$10	$14	Other liabilities	$—	$—
Forward-starting interest rate swaps	Other assets	3	5	Other liabilities	—	—
Foreign currency contracts	Other current assets	10	7	Other accruals	60	93
Commodity contracts	Other current assets	1	3	Other accruals	—	—
Total designated		$24	$29		$60	$93

Other financial instruments
Marketable securities	Other current assets	$70	$37
Total other financial instruments		$70	$37

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

The carrying amount of cash, cash equivalents, marketable securities, accounts receivable and short-term debt approximated fair value as of June 30, 2021 and December 31, 2020. The estimated fair value of the Company’s long-term debt, including the current portion, as of June 30, 2021 and December 31, 2020, was $8,550 and $8,175, respectively, and the related carrying value was $7,961 and $7,343, respectively. The estimated fair value of long-term debt was derived principally from quoted prices on the Company’s outstanding fixed-term notes (Level 2 valuation).

The following amounts were recorded on the Condensed Consolidated Balance Sheet related to the cumulative basis adjustment for fair value hedges as of:

	June 30, 2021	December 31, 2020
Long-term debt:
Carrying amount of hedged item	$409	$413
Cumulative hedging adjustment included in the carrying amount	10	14
The following tables present the notional values as of:

	June 30, 2021
	Foreign Currency Contracts	Foreign Currency Debt	Interest Rate Swaps	Forward-Starting Interest Rate Swaps	Commodity Contracts	Total
Fair Value Hedges	$619	$—	$400	$—	$—	$1,019
Cash Flow Hedges	837	—	—	600	19	1,456
Net Investment Hedges	657	4,617	—	—	—	5,274

	December 31, 2020
	Foreign Currency Contracts	Foreign Currency Debt	Interest Rate Swaps	Forward-Starting Interest Rate Swaps	Commodity Contracts	Total
Fair Value Hedges	$589	$—	$400	$—	$—	$989
Cash Flow Hedges	854	—	—	300	17	1,171
Net Investment Hedges	528	4,523	—	—	—	5,051

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

The following tables present the location and amount of gains (losses) recognized on the Company’s Condensed Consolidated Statements of Income:

	Three Months Ended June 30,
	2021			2020
	Cost of sales	Selling, general and administrative expenses	Interest (income) expense, net	Cost of sales	Selling, general and administrative expenses	Interest (income) expense, net
Interest rate swaps designated as fair value hedges:
Derivative instrument	$—	$—	$2	$—	$—	$(1)
Hedged items	—	—	(2)	—	—	1
Foreign currency contracts designated as fair value hedges:
Derivative instrument	—	(5)	—	—	15	—
Hedged items	—	5	—	—	(15)	—
Foreign currency contracts designated as cash flow hedges:
Amount reclassified from OCI	(6)	—	—	5	—	—
Commodity contracts designated as cash flow hedges:
Amount reclassified from OCI	2	—	—	(2)	—	—
Total gain (loss) on hedges recognized in income	$(4)	$—	$—	$3	$—	$—

	Six Months ended June 30,
	2021			2020
	Cost of sales	Selling, general and administrative expenses	Interest (income) expense, net	Cost of sales	Selling, general and administrative expenses	Interest (income) expense, net
Interest rate swaps designated as fair value hedges:
Derivative instrument	$—	$—	$4	$—	$—	(13)
Hedged items	—	—	(4)	—	—	13
Foreign currency contracts designated as fair value hedges:
Derivative instrument	—	(5)	—	—	39	—
Hedged items	—	5	—	—	(39)	—
Foreign currency contracts designated as cash flow hedges:
Amount reclassified from OCI	(12)	—	—	7	—	—
Commodity contracts designated as cash flow hedges:
Amount reclassified from OCI	5	—	—	(1)	—	—
Total gain (loss) on hedges recognized in income	$(7)	$—	$—	$6	$—	$—

The following table presents the location and amount of unrealized gains (losses) included in OCI:

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

	Three Months Ended
	June 30,
	2021	2020
Foreign currency contracts designated as cash flow hedges:
Gain (loss) recognized in OCI	$(2)	$(12)
Forward-starting interest rate swaps designated as cash flow hedges:
Gain (loss) recognized in OCI	(48)	(8)
Commodity contracts designated as cash flow hedges:
Gain (loss) recognized in OCI	1	(2)
Foreign currency contracts designated as net investment hedges:
Gain (loss) on instruments	(19)	(12)
Gain (loss) on hedged items	19	12
Foreign currency debt designated as net investment hedges:
Gain (loss) on instruments	(62)	(68)
Gain (loss) on hedged items	62	68
Total unrealized gain (loss) on hedges recognized in OCI	$(49)	$(22)

	Six Months Ended
	June 30,
	2021	2020
Foreign currency contracts designated as cash flow hedges:
Gain (loss) recognized in OCI	$4	$13
Forward-starting interest rate swaps designated as cash flow hedges:
Gain (loss) recognized in OCI	(2)	(8)
Commodity contracts designated as cash flow hedges:
Gain (loss) recognized in OCI	2	(2)
Foreign currency contracts designated as net investment hedges:
Gain (loss) on instruments	4	13
Gain (loss) on hedged items	(4)	(13)
Foreign currency debt designated as net investment hedges:
Gain (loss) on instruments	149	(3)
Gain (loss) on hedged items	(149)	3
Total unrealized gain (loss) on hedges recognized in OCI	$4	$3

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

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

COVID-19

The COVID-19 pandemic and government steps to reduce the spread and address the impact of COVID-19 have had and continue to have a profound impact on the way people live, work, interact and shop and have significantly impacted and continue to impact economic activity around the world. We have a well-established Crisis Management Team (“CMT”) process, and the CMT, together with our senior management team and Colgate people around the world, continue to respond to and manage the challenges presented by COVID-19.

During the COVID-19 pandemic, many of the communities in which we manufacture, market and sell our products have experienced and in some cases continue to experience unprecedented “stay at home” orders, travel or movement restrictions and other government actions to reduce the spread and address the impact of COVID-19, and have implemented varying policies to resume economic activity and distribute effective vaccines. The situation continues to be uncertain and varies by geography, as infection rates of COVID-19 remain high in many countries throughout the world, including Brazil, India, Mexico, Thailand and Vietnam where we have substantial manufacturing facilities, and authorities have taken different approaches to address the pandemic, resume economic activity and vaccinate their populations. Because the vast majority of our products (such as oral care products, soaps and other personal hygiene products, home cleaners and pet food) have been deemed essential for the health and well-being of people and their pets, we have, in most instances, been able to continue operating our business.

In doing so, the health, safety and well-being of our employees has been and remains our first priority. Many of our employees globally continue to work from home. In those instances where our employees cannot perform their work at home, such as in our factories and in certain of our laboratories, or in geographies where circumstances have allowed us to offer employees the ability to return to the office, often on a voluntary and staggered basis, we have implemented additional health and safety measures and social distancing protocols, consistent with government recommendations and/or requirements, to help to ensure their safety, often at an additional cost. In addition, during the COVID-19 pandemic, we have seen increased instances of absenteeism and, in some cases, we have experienced some limited factory closures. Furthermore, some of our suppliers, customers, distributors, logistics providers and service providers have experienced disruptions to their businesses.

We saw a significant increase in demand across many of our categories, such as liquid hand soap, dish liquid, bar soap and cleaners, during 2020 as a result of the COVID-19 pandemic, driven by consumer pantry-loading and increased consumption of our products. While during the three months ended June 30, 2021 consumer demand for these categories declined year-over-year, it remained above historical levels, and we believe that some of this increase in consumption is sustainable in light of changes in consumer behavior related to COVID-19. Across our business, changes in consumer demand for our products vary by product category and geography depending on, among other things, the severity of the COVID-19 outbreak and retailer availability. At the same time, during the COVID-19 pandemic, we have experienced disruptions in certain channels, including professional sales and travel retail, due to the economic slowdown and restricted consumer movement in many geographies throughout the world. We also continue to see changes in the purchasing patterns of our consumers, including the nature and/or frequency of visits by consumers to retailers and dental, veterinary and skin health professionals and a shift in many markets to purchasing our products online.

COVID-19 and government steps to reduce the spread and address the impact of COVID-19 have impacted and may continue to impact our consumers’ ability to purchase and our ability to manufacture and distribute our products. While we believe that, in the long-term, consumer demand for the products in our categories will continue to be strong, uncertainties continue surrounding the timing and extent of the pandemic and the recovery from it. These uncertainties include: the impact of the timing and scale of changes to travel and movement restrictions in certain geographies, the availability and widespread distribution and use of safe and effective COVID-19 vaccines and whether and when communities reach herd immunity, the emergence and spread of COVID-19 variants such as the Delta variant, the timing and impact of consumer pantry-loading and destocking activity in certain markets, product demand trends and the impact of COVID-19 on the global economy. Our retail customers, contract manufacturers, logistics providers and other third parties are also being impacted by the global pandemic; their success in addressing COVID-19 and maintaining their operations could impact consumer access to and sales of our products. We expect the ongoing economic impact and health concerns associated with COVID-19 to continue to impact consumer behavior, shopping patterns and consumption preferences once government restrictions are lifted and economies around the world reopen.

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

Significant Items Impacting Comparability

In 2019, we received a favorable judgment regarding certain value-added tax previously paid in Brazil. As a result of this favorable judgment, during the fourth quarter of 2019, we filed an application with the Brazilian government to recover value-added tax previously paid and recorded a benefit. In May 2021, the Brazilian Supreme Court issued a clarifying ruling allowing a higher deduction of state value-added tax when determining the taxable base. In light of this ruling, we recorded an additional benefit of $26 pretax ($20 aftertax) in the three months ended June 30, 2021.

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

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Outlook

Looking forward, we expect global macroeconomic, political and market conditions to remain challenging, especially due to COVID-19. During the three months ended June 30, 2021, all of our divisions experienced significantly higher raw and packaging material costs. In certain markets, we also incurred increased logistics costs due to higher eCommerce demand and volume and capacity constraints in the shipping and logistics industry. We expect this difficult cost environment to continue for at least the remainder of the year.

While the global marketplace in which we operate has always been highly competitive, we continue to experience heightened competitive activity in certain markets from strong local competitors, from other large multinational companies, some of which have greater resources than we do, and from new entrants into the market in many of our categories. Such activities have included more aggressive product claims and marketing challenges, as well as increased promotional spending and geographic expansion. We have seen increases in promotional activities in certain markets as retailers try aggressively to get consumers back into the stores as some “stay at home” and other government restrictions begin to ease, a trend we expect will continue.

We have been negatively affected by changes in the policies and practices of our trade customers in key markets, such as inventory de-stocking, limitations on access to shelf space, delisting of our products and sustainability, supply chain and packaging initiatives. In addition, the retail landscape in many of our markets continues to evolve as a result of the rapid growth of eCommerce retailers, changing consumer preferences (as consumers increasingly shop online) and the increased presence of alternative retail channels, such as subscription services and direct-to-consumer businesses. These trends have been magnified due to COVID-19 in many of our geographies and we plan to continue to invest behind our eCommerce capabilities. This rapid growth in eCommerce and the emergence of alternative retail channels have created and may continue to create pricing pressures and/or adversely affect our relationships with our key retailers.

In addition, given that approximately 70% of our Net sales originate in markets outside the U.S., we have experienced and will likely continue to experience volatile foreign currency fluctuations. We have also experienced and may continue to experience disruptions to our business due to civil unrest in certain countries, including, most recently, Colombia, South Africa and Myanmar. While we have taken, and will continue to take, measures to mitigate the effect of these conditions as well as the higher raw and packaging material and logistics costs noted above, in the current environment, it may become increasingly difficult to implement certain of these mitigation strategies. Should these conditions persist, they could adversely affect our future results.

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

In summary, we believe that we are well prepared to meet the challenges ahead due to our strong financial condition, broad based experience operating in challenging environments, resilient global supply chain and focused business strategy. Our strategy is based on driving organic sales growth through innovation within our core businesses, leveraging faster growth in adjacent categories and expanding in high-growth channels and markets; delivering margin expansion through operating leverage and efficiency; and maximizing the impact of our environmental, social and governance programs and leading in the development of human capital, including our sustainability and social impact and diversity, equity and inclusion strategies. Our commitment to these priorities, the strength of our brands, the breadth of our global footprint and a commitment to driving efficiency in cash generation should position us well to manage through the challenges presented by COVID-19 and increase shareholder value over time.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Results of Operations

Three Months

Worldwide Net sales were $4,260 in the second quarter of 2021, up 9.5% from the second quarter of 2020, due to volume growth of 2.5%, net selling price increases of 2.5% and positive foreign exchange of 4.5%. Organic sales (Net sales excluding the impact of foreign exchange, acquisitions and divestments), a non-GAAP financial measure, increased 5.0% in the second quarter of 2021. A reconciliation of net sales growth to organic sales growth is provided under “Non-GAAP Financial Measures” below.

Net sales in the Oral, Personal and Home Care product segment were $3,466 in the second quarter of 2021, up 7.5% from the second quarter of 2020, due to volume growth of 1.0%, net selling price increases of 2.0% and positive foreign exchange of 4.5%. Organic sales in the Oral, Personal and Home Care product segment increased 3.0% in the second quarter of 2021.

The Company’s share of the global toothpaste market was 39.3% on a year-to-date basis, down 0.9 share points from the year ago period, and its share of the global manual toothbrush market was 30.8% on a year-to-date basis, down 0.1 share points from the year ago period. Year-to-date market shares in toothpaste were up in Africa/Eurasia and down in North America, Latin America, Europe and Asia Pacific versus the comparable 2020 period. In the manual toothbrush category, year-to-date market shares were up in Latin America and Africa/Eurasia and down in North America, Europe and Asia Pacific versus the comparable 2020 period. For additional information regarding market shares, see “Market Share Information” below.

Net sales in the Hill’s Pet Nutrition segment were $794 in the second quarter of 2021, up 18.0% from the second quarter of 2020, due to volume growth of 10.5%, net selling price increases of 4.5% and positive foreign exchange of 3.0%. Organic sales in the Hill’s Pet Nutrition segment increased 15.0% in the second quarter of 2021.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Gross Profit/Margin

Worldwide Gross profit increased to $2,556 in the second quarter of 2021 from $2,369 in the second quarter of 2020, reflecting an increase of $221 resulting from higher Net sales and a decrease of $34 resulting from lower Gross profit margin.

Worldwide Gross profit margin decreased to 60.0% in the second quarter of 2021 from 60.8% in the second quarter of 2020. This decrease in Gross profit margin was primarily due to significantly higher raw and packaging material costs (370 bps), which included foreign exchange transaction costs, partially offset by cost savings from the Company’s funding-the-growth initiatives (200 bps) and higher pricing (90 bps).

	Three Months Ended June 30,
	2021	2020
Gross profit	$2,556	$2,369

	Three Months Ended June 30,
	2021	2020	Basis Point Change
Gross profit margin	60.0%	60.8%	(80)

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 12% to $1,568 in the second quarter of 2021 from $1,395 in the second quarter of 2020, reflecting higher overhead expenses of $118 and increased advertising investment of $55.

Selling, general and administrative expenses as a percentage of Net sales increased 100 bps to 36.8% in the second quarter of 2021 from 35.8% in the second quarter of 2020. This increase was due to higher overhead expenses (70 bps), driven by significantly higher logistics costs, and increased advertising investment (30 bps), both as a percentage of Net sales. In the second quarter of 2021, advertising investment increased as a percentage of Net sales to 11.6% from 11.3% in the second quarter of 2020, or 13% in absolute terms to $494 as compared with $439 in the second quarter of 2020.

	Three Months Ended June 30,
	2021	2020
Selling, general and administrative expenses	$1,568	$1,395

	Three Months Ended June 30,
	2021	2020	Basis Point Change
Selling, general and administrative expenses as a percentage of Net sales	36.8%	35.8%	100

Other (Income) Expense, Net

Other (income) expense, net was $(8) and $28 in the second quarter of 2021 and 2020, respectively. Other (income) expense, net in the second quarter of 2021 included a benefit related to a value-added tax matter in Brazil. Excluding the benefit related to the value-added tax matter in Brazil in the second quarter of 2021, Other (income) expense, net was $18 and $28 in the second quarter of 2021 and 2020, respectively.

	Three Months Ended June 30,
	2021	2020
Other (income) expense, net, GAAP	$(8)	$28
Value-added tax matter in Brazil	26	—
Other (income) expense, net, non-GAAP	$18	$28

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Operating Profit

Operating profit increased 5% to $996 in the second quarter of 2021 from $946 in the second quarter of 2020. Operating profit in the second quarter of 2021 included a benefit related to a value-added tax matter in Brazil. Excluding the benefit related to the value-added tax matter in Brazil in the second quarter of 2021, Operating profit increased 3% to $970 in the second quarter of 2021 from $946 in the second quarter of 2020.

Operating profit margin was 23.4% in the second quarter of 2021, a decrease of 90 bps compared to 24.3% in the second quarter of 2020. Excluding the benefit related to the value-added tax matter in Brazil in the second quarter of 2021, Operating profit margin was 22.8% in the second quarter of 2021, a decrease of 150 bps compared to 24.3% in the second quarter of 2020. This decrease in Operating profit margin was due to an increase in Selling, general and administrative expenses (100 bps), and a decrease in Gross profit (80 bps), partially offset by a decrease in Other (income) expense, net (30 bps), all as a percentage of Net sales.

	Three Months Ended June 30,
	2021	2020	% Change
Operating profit, GAAP	$996	$946	5%
Value-added tax matter in Brazil	(26)	—	—
Operating profit, non-GAAP	$970	$946	3%

	Three Months Ended June 30,
	2021	2020	Basis Point Change
Operating profit margin, GAAP	23.4%	24.3%	(90)
Value-added tax matter in Brazil	(0.6)	—	—
Operating profit margin, non-GAAP	22.8%	24.3%	(150)
Non-Service Related Postretirement Costs

Non-service related postretirement costs were $18 in the second quarter of 2021 as compared to $20 in the second quarter of 2020.
Interest (Income) Expense, Net

Interest (income) expense, net was $25 in the second quarter of 2021 as compared to $35 in the second quarter of 2020, primarily due to lower average interest rates on debt.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Net Income Attributable to Colgate-Palmolive Company and Earnings Per Share

Net income attributable to Colgate-Palmolive Company in the second quarter of 2021 increased to $703 from $635 in the second quarter of 2020, and Earnings per common share on a diluted basis increased to $0.83 per share in the second quarter of 2021 from $0.74 in the second quarter of 2020. Net Income attributable to Colgate-Palmolive Company in the second quarter of 2021 included a benefit from the value-added tax matter in Brazil.

Excluding the benefit from the value-added tax matter in Brazil in the second quarter of 2021, Net income attributable to Colgate-Palmolive Company in the second quarter of 2021 increased 8% to $683 from $635 in the second quarter of 2020, and Earnings per common share on a diluted basis increased 8% to $0.80 in the second quarter of 2021 from $0.74 in the second quarter of 2020.

	Three Months Ended June 30, 2021
	Income Before Income Taxes	Provision For Income Taxes(1)	Net Income Including Noncontrolling Interests	Net Income Attributable To Colgate-Palmolive Company	Diluted Earnings Per Share(2)
As Reported GAAP	$953	$212	$741	$703	$0.83
Value-added tax matter in Brazil	(26)	(6)	(20)	(20)	(0.03)
Non-GAAP	$927	$206	$721	$683	$0.80

	Three Months Ended June 30, 2020
	Income Before Income Taxes	Provision For Income Taxes(1)	Net Income Including Noncontrolling Interests	Net Income Attributable To Colgate-Palmolive Company	Diluted Earnings Per Share(2)
As Reported GAAP	$891	$216	$675	$635	$0.74
Non-GAAP	$891	$216	$675	$635	$0.74
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
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Net Sales and Operating Profit by Segment

Oral, Personal and Home Care

North America

	Three Months Ended June 30,
	2021	2020	Change
Net sales	$912	$949	(4.0)%
Operating profit	$200	$254	(21)%
% of Net sales	21.9%	26.8%	(490)	bps
Net sales in North America decreased 4.0% in the second quarter of 2021 to $912 as volume declines of 8.5% were partially offset by net selling price increases of 4.0% and positive foreign exchange of 0.5%. Organic sales in North America decreased 4.5% in the second quarter of 2021. The organic sales decline was largely driven by the United States.

The decrease in organic sales in North America in the second quarter of 2021 versus the second quarter of 2020 was primarily due to a decrease in Personal Care and Home Care organic sales, partially offset by an increase in Oral Care organic sales. The decrease in Personal Care was primarily due to organic sales declines in the liquid hand soap and bar soap categories, partially offset by organic sales growth in the skin health category. The decrease in Home Care was primarily due to organic sales declines in the hand dish category, partially offset by organic sales growth in the liquid cleaners category. The increase in Oral Care was primarily due to organic sales growth in the manual toothbrush and prescription dental categories, partially offset by organic sales declines in the toothpaste category.
Operating profit in North America decreased 21% in the second quarter of 2021 to $200, or 490 bps to 21.9% as a percentage of Net sales. This decrease in Operating profit as a percentage of Net sales was primarily due to an increase in Selling, general and administrative expenses (330 bps) and a decrease in Gross profit (120 bps), both as a percentage of Net sales. This decrease in Gross profit was primarily due to significantly higher raw and packaging material costs (490 bps), partially offset by cost savings from the Company’s funding-the-growth initiatives (160 bps) and higher pricing. This increase in Selling, general and administrative expenses was due to higher overhead expenses (320 bps), largely driven by higher logistics costs, and increased advertising investment (10 bps).

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Latin America

	Three Months Ended June 30,
	2021	2020	Change
Net sales	$907	$805	12.5%
Operating profit	$254	$229	11%
% of Net sales	28.0%	28.4%	(40)	bps
Net sales in Latin America increased 12.5% in the second quarter of 2021 to $907, due to volume growth of 2.5%, net selling price increases of 6.0% and positive foreign exchange of 4.0%. Organic sales in Latin America increased 8.5% in the second quarter of 2021. Organic sales growth was led by Mexico, Brazil and Argentina, partially offset by organic sales declines in Colombia.

The increase in organic sales in Latin America in the second quarter of 2021 versus the second quarter of 2020 was due to increases in Oral Care and Home Care organic sales. The increase in Oral Care was primarily due to organic sales growth in the toothpaste, manual toothbrush and mouthwash categories. The increase in Home Care was primarily due to organic sales growth in the fabric softener and liquid cleaner categories, partially offset by organic sales declines in the hand dish category.

Operating profit in Latin America increased 11% in the second quarter of 2021 to $254, while as a percentage of Net sales it decreased 40 bps to 28.0%. This decrease in Operating profit as a percentage of Net sales was primarily due to a decrease in Gross profit (140 bps), partially offset by a decrease in Selling, general and administrative expenses (70 bps), both as a percentage of Net sales. This decrease in Gross profit was primarily due to significantly higher raw and packaging material costs (650 bps), partially offset by cost savings from the Company’s funding-the-growth initiatives (300 bps) and higher pricing. This decrease in Selling, general and administrative expenses was due to decreased advertising investment (130 bps), partially offset by higher overhead expenses (60 bps), primarily driven by higher logistics costs.

Europe

	Three Months Ended June 30,
	2021	2020	Change
Net sales	$709	$617	15.0%
Operating profit	$166	$158	5%
% of Net sales	23.4%	25.6%	(220)	bps
Net sales in Europe increased 15.0% in the second quarter of 2021 to $709 due to volume growth of 7.0% and positive foreign exchange of 10.0%, partially offset by net selling price decreases of 2.0%. Organic sales in Europe increased 5.0% in the second quarter of 2021. Organic sales growth was led by the United Kingdom, Germany, Poland and the Nordic region.

The increase in organic sales in Europe in the second quarter of 2021 versus the second quarter of 2020 was due to an increase in Oral Care organic sales, partially offset by a decrease in Personal Care organic sales. The increase in Oral Care was primarily due to organic sales growth in the toothpaste, manual toothbrush and prescription dental categories. The decrease in Personal Care was primarily due to organic sales declines in the liquid hand soap category.

Operating profit in Europe increased 5% in the second quarter of 2021 to $166, while as a percentage of Net sales it decreased 220 bps to 23.4%. This decrease in Operating profit as a percentage of Net sales was primarily due to an increase in Selling, general and administrative expenses (130 bps) and a decrease in Gross profit (110 bps), both as a percentage of Net sales. This decrease in Gross profit was primarily due to higher raw and packaging material costs (280 bps) and lower pricing, partially offset by cost savings from the Company’s funding-the-growth initiatives (230 bps). This increase in Selling, general and administrative expenses was due to increased advertising investment (160 bps), partially offset by lower overhead expenses (30 bps).

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Asia Pacific

	Three Months Ended June 30,
	2021	2020	Change
Net sales	$673	$625	7.5%
Operating profit	$200	$176	14%
% of Net sales	29.7%	28.2%	150	bps
Net sales in Asia Pacific increased 7.5% in the second quarter of 2021 to $673 due to volume growth of 3.5% and positive foreign exchange of 6.5%, partially offset by selling price decreases of 2.5%. Organic sales in Asia Pacific increased 1.0% in the second quarter of 2021. Organic sales growth was led by India and Thailand, partially offset by organic sales declines in the Greater China region.

The increase in organic sales in Asia Pacific in the second quarter of 2021 versus the second quarter of 2020 was due to an increase in Oral Care organic sales. The increase in Oral Care was primarily due to increases in organic sales in the manual toothbrush and mouthwash categories.

Operating profit in Asia Pacific increased 14% in the second quarter of 2021 to $200, or 150 bps to 29.7% as a percentage of Net sales. This increase in Operating profit as a percentage of Net sales was primarily due to an increase in Gross profit (70 bps) and a decrease in Selling, general and administrative expenses (30 bps), both as a percentage of Net sales. This increase in Gross profit was primarily due to cost savings from the Company’s funding-the-growth initiatives (210 bps), partially offset by lower pricing and higher raw and packaging material costs (80 bps), net of foreign exchange transaction benefits. This decrease in Selling, general and administrative expenses was due to decreased advertising investment (20 bps) and lower overhead expenses (10 bps).

Africa/Eurasia

	Three Months Ended June 30,
	2021	2020	Change
Net sales	$265	$229	15.5%
Operating profit	$55	$56	(2)%
% of Net sales	20.8%	24.5%	(370)	bps
Net sales in Africa/Eurasia increased 15.5% in the second quarter of 2021 to $265 due to volume growth of 9.5%, net selling price increases of 3.5% and positive foreign exchange of 2.5%. Organic sales in Africa/Eurasia increased 13.0% in the second quarter of 2021. Organic sales growth was led by Turkiye, Nigeria and Russia.

The increase in organic sales in Africa/Eurasia in the second quarter of 2021 versus the second quarter of 2020 was primarily due to an increase in Oral Care organic sales. The increase in Oral Care was primarily due to organic sales growth in the toothpaste and manual toothbrush categories.

Operating profit in Africa/Eurasia decreased 2% in the second quarter of 2021 to $55, or 370 bps to 20.8% as a percentage of Net sales. This decrease in Operating profit as a percentage of Net sales was primarily due to a decrease in Gross profit (230 bps) and an increase in Selling, general and administrative expenses (160 bps), both as a percentage of Net sales. This decrease in Gross profit was primarily due to significantly higher raw and packaging material costs (560 bps), partially offset by cost savings from the Company’s funding-the-growth initiatives (180 bps) and higher pricing. This increase in Selling, general and administrative expenses was due to increased advertising investment (230 bps), partially offset by lower overhead expenses (70 bps), despite significant increases in logistics costs.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Hill’s Pet Nutrition

	Three Months Ended June 30,
	2021	2020	Change
Net sales	$794	$672	18.0%
Operating profit	$212	$191	11%
% of Net sales	26.7%	28.4%	(170)	bps
Net sales for Hill’s Pet Nutrition increased 18.0% in the second quarter of 2021 to $794 due to volume growth of 10.5%, net selling price increases of 4.5% and positive foreign exchange of 3.0%. Organic sales in Hill’s Pet Nutrition increased 15.0% in the second quarter of 2021. Organic sales growth was led by the United States, Latin America and Europe.

The increase in organic sales in the second quarter of 2021 was primarily due to organic sales growth in the Prescription Diet and Science Diet categories.

Operating profit in Hill’s Pet Nutrition increased 11% in the second quarter of 2021 to $212, while as a percentage of Net sales it decreased 170 bps to 26.7%. This decrease in Operating profit as a percentage of Net sales was primarily due to an increase in Selling, general and administrative expenses (180 bps) and a decrease in Gross profit (10 bps), both as a percentage of Net sales. This decrease in Gross profit was primarily due to higher raw and packaging material costs (250 bps), partially offset by higher pricing and cost savings from the Company’s funding-the-growth initiatives (100 bps). This increase in Selling, general and administrative expenses was largely due to increased advertising investment (170 bps).

Corporate

	Three Months Ended June 30,
	2021	2020	Change
Operating profit (loss)	$(91)	$(118)	(23)%
Operating profit (loss) related to Corporate was ($91) in the second quarter of 2021 as compared to ($118) in the second quarter of 2020. Corporate Operating profit (loss) for the second quarter of June 30, 2021 included a benefit related to a value-added tax matter in Brazil of $26.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Six Months

Worldwide Net sales were $8,604 in the first six months of 2021, up 7.5% as compared to the first six months of 2020 due to volume growth of 1.5%, net selling price increases of 3.5% and positive foreign exchange of 2.5%. Organic sales increased 5.0% in the first six months of 2021.

Net sales in the Oral, Personal and Home Care product segment were $7,024 in the first six months of 2021, an increase of 6.5% as compared to the first six months of 2020 due to volume growth of 0.5%, net selling price increases of 3.5% and positive foreign exchange of 2.5%. Organic sales in the Oral, Personal and Home Care product segment increased 4.0% in the first six months of 2021.

The increase in organic sales in the first six months of 2021 versus the first six months of 2020 was due to an increase in Oral Care organic sales, partially offset by decreases in Personal Care and Home Care organic sales. The increase in Oral Care was primarily due to organic sales growth in the toothpaste, manual toothbrush and mouthwash categories. The decrease in Personal Care was primarily due to organic sales declines in the liquid hand soap and bar soap categories, partially offset by organic sales growth in the skin health and shampoo categories. The decrease in Home Care was primarily due to organic sales declines in the hand dish category, partially offset by organic sales growth in the fabric softener and liquid cleaner categories.

Net sales in the Hill’s Pet Nutrition segment were $1,580 in the first six months of 2021, an increase of 13.5% from the first six months of 2020 due to volume growth of 6.5%, net selling price increases of 4.0% and positive foreign exchange of 3.0%. Organic sales in the Hill’s Pet Nutrition segment increased 10.5% in the first six months of 2021.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Net Sales and Operating Profit by Segment

Net sales and Operating profit by segment were as follows:

	Six Months ended June 30,
	2021	2020
Net sales
Oral, Personal and Home Care
North America	$1,835	$1,878
Latin America	1,814	1,694
Europe	1,426	1,292
Asia Pacific	1,412	1,258
Africa/Eurasia	537	481
Total Oral, Personal and Home Care	7,024	6,603
Pet Nutrition	1,580	1,391
Total Net sales	$8,604	$7,994

Operating profit
Oral, Personal and Home Care
North America	$402	$512
Latin America	526	478
Europe	346	312
Asia Pacific	424	337
Africa/Eurasia	109	112
Total Oral, Personal and Home Care	1,807	1,751
Pet Nutrition	427	393
Corporate	(234)	(246)
Total Operating profit	$2,000	$1,898

Within the Oral, Personal and Home Care product segment, North America Net sales decreased 2.5% as volume declines of 7.5% were partially offset by net selling price increases of 4.5% and positive foreign exchange of 0.5%. The hello acquisition contributed 0.5% to volume in North America. Organic sales in North America decreased 3.5%. Latin America Net sales increased 7.0% driven by volume growth of 1.5% and net selling price increases of 7.5%, partially offset by negative foreign exchange of 2.0%. Organic sales in Latin America increased 9.0%. Europe Net sales increased 10.5% driven by volume growth of 1.5% and positive foreign exchange of 9.0% while net selling prices were flat. Organic sales in Europe increased 1.5%. Asia Pacific Net sales increased 12.0% driven by volume growth of 7.0% and positive foreign exchange of 6.0%, partially offset by net selling price decreases of 1.0%. Organic sales in Asia Pacific increased 6.0%. Africa/Eurasia Net sales increased 12.0% as volume growth of 7.0% and net selling price increases of 6.0% were partially offset by negative foreign exchange of 1.0%. Organic sales in Africa/Eurasia increased 13.0%.

In the first six months of 2021, Operating profit (loss) related to Corporate was $(234) as compared to $(246) in the first six months of 2020. Corporate Operating profit (loss) for the six months ended June 30, 2021 included a benefit related to a value-added tax matter in Brazil of $26. Corporate Operating profit (loss) for the six months ended June 30, 2020 included charges for acquisition-related costs of $6.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Gross Profit/Margin

Worldwide Gross profit increased to $5,193 in the first six months of 2021 from $4,834 in the first six months of 2020. Gross profit in the first six months of 2020 included acquisition-related costs. Excluding acquisition-related costs in the first six months of 2020, Gross profit increased to $5,193 in the first six months of 2021 from $4,838 in the first six months of 2020, reflecting an increase of $371 resulting from higher Net sales and a decrease of $16 resulting from lower Gross profit margin.

Worldwide Gross profit margin decreased to 60.4% in the first six months of 2021 from 60.5% in the first six months of 2020. Excluding acquisition-related costs in the first six months of 2020, Gross profit margin decreased by 10 bps to 60.4% in the first six months of 2021 from 60.5% in the first six months of 2020, due to higher raw and packaging material costs (340 bps), largely offset by cost savings from the Company’s funding-the-growth initiatives (190 bps) and higher pricing (130 bps).

	Six Months ended June 30,
	2021	2020
Gross profit, GAAP	$5,193	$4,834
Acquisition-related costs	—	4
Gross profit, non-GAAP	$5,193	$4,838

	Six Months ended June 30,
	2021	2020	Basis Point Change
Gross profit margin, GAAP	60.4%	60.5%	(10)
Acquisition-related costs	—	—
Gross profit margin, non-GAAP	60.4%	60.5%	(10)

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 11% to $3,173 in the first six months of 2021 from $2,868 in the first six months of 2020, reflecting higher overhead expenses of $199 and increased advertising investment of $106.

Selling, general and administrative expenses as a percentage of Net sales increased to 36.9% in the first six months of 2021 from 35.9% in the first six months of 2020. This increase was due to higher overhead expenses (50 bps), driven by higher logistics costs, and increased advertising investment (50 bps), both as a percentage of Net sales. In the first six months of 2021, advertising investment increased as a percentage of Net sales to 12.0% from 11.5% in the first six months of 2020, or 11.5% in absolute terms to $1,029, as compared with $923 in the first six months of 2020.

	Six Months ended June 30,
	2021	2020
Selling, general and administrative expenses	$3,173	$2,868

	Six Months ended June 30,
	2021	2020	Basis Point Change
Selling, general and administrative expenses as a percentage of Net sales	36.9%	35.9%	100
Other (Income) Expense, Net

Other (income) expense, net was $20 and $68 in the first six months of 2021 and 2020, respectively. Excluding the benefit related to a value-added tax matter in Brazil in the first six months of 2021 and acquisition-related costs in the first six months of 2020, Other (income) expense, net was $46 and $66 in the first six months of 2021 and 2020, respectively.

	Six Months ended June 30,
	2021	2020
Other (income) expense, net, GAAP	$20	$68
Value-added tax matter in Brazil	26	—
Acquisition-related costs	—	(2)
Other (income) expense, net, non-GAAP	$46	$66

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Operating Profit

Operating profit increased 5% to $2,000 in the first six months of 2021 from $1,898 in the first six months of 2020. Operating profit in the first six months of 2021 included a benefit related to a value-added tax matter in Brazil. Operating profit in the first six months of 2020 included acquisition-related costs. Excluding these items in both periods as applicable, Operating profit increased to $1,974 in the first six months of 2021 from $1,904 in the first six months of 2020, primarily due to an increase in Gross profit, partially offset by an increase in Selling, general and administrative expenses.

Operating profit margin was 23.2% in the first six months of 2021, a decrease of 50 bps compared to 23.7% in the first six months of 2020. Excluding the items described above in both periods as applicable, Operating profit margin was 22.9% in the first six months of 2021, a decrease of 90 bps compared to 23.8% in the first six months of 2020, primarily due to an increase in Selling, general and administrative expenses (100 bps) and a decrease in Gross profit (10 bps), both as a percentage of Net sales.

	Six Months ended June 30,
	2021	2020	% Change
Operating profit, GAAP	$2,000	$1,898	5%
Value-added tax matter in Brazil	(26)	—
Acquisition-related costs	—	6
Operating profit, non-GAAP	$1,974	$1,904	4%

	Six Months ended June 30,
	2021	2020	Basis Point Change
Operating profit margin, GAAP	23.2%	23.7%	(50)
Value-added tax matter in Brazil	(0.3)	—
Acquisition-related costs	—	0.1
Operating profit margin, non-GAAP	22.9%	23.8%	(90)

Non-Service Related Postretirement Costs

Non-service related postretirement costs were $36 in the first six months of 2021 as compared to $41 in the first six months of 2020.
Interest (Income) Expense, Net

Interest (income) expense, net was $54 in the first six months of 2021 as compared to $71 in the first six months of 2020, primarily due to lower average interest rates on debt.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Income Taxes

The effective income tax rate was 22.2% for the second quarter of 2021 as compared to 24.2% for the second quarter of 2020. As reflected in the table below, the non-GAAP effective income tax rate was 22.2% for the second quarter of 2021, as compared to 24.2% in the comparable period of 2020.

The effective income tax rate was 23.1% for the first six months of 2021 as compared to 20.3% for the first six months of 2020. As reflected in the table below, the non-GAAP effective income tax rate was 23.1% for the first six months of 2021, as compared to 24.3% in the comparable period of 2020.

The quarterly provision for income taxes is determined based on the Company’s estimated full year effective income tax rate adjusted by the amount of tax attributable to infrequent or unusual items that are separately recognized on a discrete basis in the income tax provision in the quarter in which they occur. The Company’s current estimate of its full year effective income tax rate before discrete period items is 23.3%, compared to 24.4% in the second quarter of 2020. See Note 10, Income Taxes to the Condensed Consolidated Financial Statements for additional details.

	Three Months Ended June 30,
	2021			2020
	Income Before Income Taxes	Provision For Income Taxes(1)	Effective Income Tax Rate(2)	Income Before Income Taxes	Provision For Income Taxes(1)	Effective Income Tax Rate(2)
As Reported GAAP	$953	$212	22.2%	$891	$216	24.2%
Value-added tax matter in Brazil	(26)	(6)	—	—	—	—
Non-GAAP	$927	$206	22.2%	$891	$216	24.2%

	Six Months ended June 30,
	2021			2020
	Income Before Income Taxes	Provision For Income Taxes(1)	Effective Income Tax Rate(2)	Income Before Income Taxes	Provision For Income Taxes(1)	Effective Income Tax Rate(2)
As Reported GAAP	$1,910	$441	23.1%	$1,786	$363	20.3%
Value-added tax matter in Brazil	(26)	(6)	—	—	—	—
Subsidiary and operating structure initiatives	—	—	—	—	71	4.0
Acquisition-related costs	—	—	—	6	2	—
Non-GAAP	$1,884	$435	23.1%	1,792	436	24.3%
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
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Net Income Attributable to Colgate-Palmolive Company and Earnings Per Share

Net income attributable to Colgate-Palmolive Company in the first six months of 2021 increased to $1,384 from $1,350 in the comparable 2020 period. Earnings per common share on a diluted basis increased to $1.63 in the first six months of 2021 from $1.57 in the comparable 2020 period. Net income attributable to Colgate-Palmolive Company in the first six months of 2021 included a benefit related to a value-added tax matter in Brazil. Net income attributable to Colgate-Palmolive Company in the comparable 2020 period included acquisition-related costs and a benefit related to subsidiary and operating structure initiatives.

Excluding the items described above in both periods as applicable, Net income attributable to Colgate-Palmolive Company in the first six months of 2021 increased 6% to $1,364 from $1,283 in the first six months of 2020, and Earnings per common share on a diluted basis increased 7% to $1.60 in the first six months of 2021 from $1.49 in the first six months of 2020.

	Six Months Ended June 30, 2021
	Income Before Income Taxes	Provision For Income Taxes(1)	Net Income Including Noncontrolling Interests	Net Income Attributable To Colgate-Palmolive Company	Diluted Earnings Per Share(2)
As Reported GAAP	$1,910	$441	$1,469	$1,384	$1.63
Value-added tax matter in Brazil	(26)	(6)	(20)	(20)	(0.03)
Non-GAAP	$1,884	$435	$1,449	$1,364	$1.60

	Six Months Ended June 30, 2020
	Income Before Income Taxes	Provision For Income Taxes(1)	Net Income Including Noncontrolling Interests	Net Income Attributable To Colgate-Palmolive Company	Diluted Earnings Per Share(2)
As Reported GAAP	$1,786	$363	$1,423	$1,350	$1.57
Subsidiary and operating structure initiatives	—	71	(71)	(71)	(0.08)
Acquisition-related costs	6	2	4	4	—
Non-GAAP	$1,792	$436	$1,356	$1,283	$1.49
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

Net sales growth (GAAP) and organic sales growth (Net sales growth excluding the impact of foreign exchange, acquisitions and divestments) (non-GAAP) are discussed in this Quarterly Report on Form 10-Q. Management believes the organic sales growth measure provides investors and analysts with useful supplemental information regarding the Company’s underlying sales trends by presenting sales growth excluding the external factor of foreign exchange, as well as the impact of acquisitions and divestments, as applicable. A reconciliation of organic sales growth to Net sales growth for the three and six months ended June 30, 2021 is provided below.

Worldwide Gross profit, Gross profit margin, Other (income) expense, net, Operating profit, Operating profit margin, effective income tax rate, Net income attributable to Colgate-Palmolive Company and Earnings per share on a diluted basis are discussed in this Quarterly Report on Form 10-Q both on a GAAP basis and excluding, as applicable, the value-added tax matter in Brazil, acquisition-related costs and a benefit related to a reorganization of the ownership structure of certain foreign subsidiaries and a new operating structure implemented within one of the Company’s divisions. These non-GAAP financial measures exclude items that, either by their nature or amount, management would not expect to occur as part of the Company’s normal business on a regular basis, such as restructuring charges, charges for certain litigation and tax matters, gains and losses from certain acquisitions, divestitures and certain other unusual, non-recurring items. Investors and analysts use these financial measures in assessing the Company’s business performance, and management believes that presenting these financial measures on a non-GAAP basis provides them with useful supplemental information to enhance their understanding of the Company’s underlying business performance and trends. These non-GAAP financial measures also enhance the ability to compare period-to-period financial results. A reconciliation of each of these non-GAAP financial measures to the most directly comparable GAAP financial measures for the three and six months ended June 30, 2021 and 2020 is presented within the applicable section of Results of Operations.

The following tables provide a quantitative reconciliation of Net sales growth to organic sales growth for the three and six months ended June 30, 2021:

Three Months Ended June 30, 2021	Net Sales Growth (GAAP)	Foreign Exchange Impact	Acquisitions and Divestments Impact	Organic Sales Growth (Non-GAAP)
Oral, Personal and Home Care
North America	(4.0)%	0.5%	—%	(4.5)%
Latin America	12.5%	4.0%	—%	8.5%
Europe	15.0%	10.0%	—%	5.0%
Asia Pacific	7.5%	6.5%	—%	1.0%
Africa/Eurasia	15.5%	2.5%	—%	13.0%
Total Oral, Personal and Home Care	7.5%	4.5%	—%	3.0%
Pet Nutrition	18.0%	3.0%	—%	15.0%
Total Company	9.5%	4.5%	—%	5.0%

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Six Months Ended June 30, 2021	Net Sales Growth (GAAP)	Foreign Exchange Impact	Acquisitions and Divestments Impact	Organic Sales Growth (Non-GAAP)
Oral, Personal and Home Care
North America	(2.5)%	0.5%	0.5%	(3.5)%
Latin America	7.0%	(2.0)%	—%	9.0%
Europe	10.5%	9.0%	—%	1.5%
Asia Pacific	12.0%	6.0%	—%	6.0%
Africa/Eurasia	12.0%	(1.0)%	—%	13.0%
Total Oral, Personal and Home Care	6.5%	2.5%	—%	4.0%
Pet Nutrition	13.5%	3.0%	—%	10.5%
Total Company	7.5%	2.5%	—%	5.0%

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

Net cash provided by operations decreased 32% to $1,225 in the first six months of 2021, compared with $1,794 in the comparable period of 2020, primarily due to higher working capital and an increase in income taxes paid. The Company continues to be tightly focused on working capital. The Company’s working capital was (3.2%) as a percentage of Net sales as of June 30, 2021 as compared to (5.5%) as of June 30, 2020. The Company defines working capital as the difference between current assets (excluding Cash and cash equivalents and marketable securities, the latter of which is reported in Other current assets) and current liabilities (excluding short-term debt).

Investing activities used $289 of cash in the first six months of 2021, compared with $517 in the comparable period of 2020. Investing activities in the first six months of 2020 included the Company’s acquisition of hello for cash consideration of $351. This acquisition was financed with a combination of debt and cash.

Capital spending was $237 in the first six months of 2021 compared to $159 in the comparable period of 2020. Capital expenditures for 2021 are expected to be approximately 3.0% to 3.5% of Net sales. The Company continues to focus its capital spending on projects that are expected to yield high aftertax returns.

Financing activities used $884 of cash during the first six months of 2021, compared with $1,141 used in the comparable period of 2020. This primarily reflects a net increase in short-term borrowing in the first six months of 2021 compared with the comparable period of 2020. This source of cash was partially offset by higher share repurchases associated with the share repurchase program and lower proceeds from the exercise of stock options in the first six months of 2021 compared with the comparable period of 2020. As previously disclosed, during the year ended December 31, 2020, the Company moderated its share repurchases, net of proceeds from the exercise of stock options, to reduce incremental debt levels related to acquisitions. During the first six months of 2021, the Company’s share repurchases, net returned to historical levels.

Long-term debt, including the current portion, increased to $7,961 as of June 30, 2021, as compared to $7,343 as of December 31, 2020, and total debt was $7,966 as of June 30, 2021, as compared to $7,601 as of December 31, 2020. The Company’s debt issuances support the Company’s capital structure objectives of funding its business and growth initiatives while minimizing its risk-adjusted cost of capital.

In 1990, the Company’s Canadian subsidiary (“CP Canada”), issued C$145 of Canadian dollar-denominated unsecured unsubordinated 12.85% guaranteed notes due October 4, 2030 (the “Canada notes”), which had a carrying value of $43 at June 30, 2021. CP Canada is seeking the noteholders’ approval to amend the Canada notes to provide it with a right of redemption. If approval is obtained, as expected, CP Canada will have 45 days to redeem the Canada notes. Using interest and foreign exchange rates on June 30, 2021, the redemption price would have been approximately $115.

Domestic and foreign commercial paper outstanding was $1,808 and $358 as of June 30, 2021 and 2020, respectively. The average daily balances outstanding for commercial paper in the first six months of 2021 and 2020 were $2,029 and $1,303, respectively. The Company classifies commercial paper and certain current maturities of notes payable as long-term debt when it has the intent and ability to refinance such obligations on a long-term basis, including, if necessary, by utilizing its unused lines of credit (including under the facilities discussed below) or by issuing long-term debt pursuant to an effective shelf registration statement. In November 2018, the Company entered into an amended and restated $2,650 revolving credit facility with a syndicate of banks that was scheduled to expire in November 2023. In August 2019, the term of the facility was extended by one year, and it now expires in November 2024. In August 2020, the Company entered into a $1,500 364-day credit facility with a syndicate of banks that is scheduled to expire in August 2021. Commitment fees related to the credit facilities are not material.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Certain of the agreements with respect to the Company’s bank borrowings contain financial and other covenants as well as cross-default provisions. Noncompliance with these requirements could ultimately result in the acceleration of amounts owed. The Company is in full compliance with all such requirements and believes the likelihood of noncompliance is remote. Refer to Note 6, Long Term Debt and Credit Facilities to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 for further information about the Company’s long-term debt and credit facilities.

In the first quarter of 2021, the Company increased the quarterly common stock dividend to $0.45 per share from $0.44 per share previously, effective in the second quarter of 2021.

Cash and cash equivalents increased $49 during the first six months of 2021 to $937 at June 30, 2021, compared to $888 at December 31, 2020, the majority of which ($867 and $832, respectively) was held by the Company’s foreign subsidiaries.

During the six months ended June 30, 2021, COVID-19 did not have a significant impact on the Company’s liquidity for its continued operating and cash needs. For more information regarding the anticipated impact of COVID-19, see “Executive Overview” and “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

As of the date of the annual goodwill impairment test, except for the recently acquired Filorga business, as described below, where there is inherently a lower surplus of fair value over carrying value, the estimated fair value of the Company’s reporting units substantially exceeds the recorded carrying value. The fair value of the Filorga reporting unit exceeds its carrying value by less than 5%. Either a reduction in the long-term growth rate of 25 basis points or an increase in the discount rate of 25 basis points would result in the fair value of the Filorga reporting unit approximating its carrying value.

While management remains confident about the long-term potential of Filorga, given the inherent uncertainties in estimating the future impacts of the COVID-19 pandemic on global macroeconomic conditions and interest rates in general and on the Filorga business in particular, actual results may differ from management's current estimates and could have an adverse impact on one or more of the assumptions used in our quantitative model related to the Filorga reporting unit resulting in potential impairment charges in subsequent periods. Given the recent acquisition of Filorga, management will continue to assess triggering events that may necessitate additional qualitative or quantitative analyses in future periods.

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

COLGATE-PALMOLIVE COMPANY

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chairman of the Board, President and Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2021 (the “Evaluation”). Based upon the Evaluation, the Company’s Chairman of the Board, President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) are effective.

Changes in Internal Control Over Financial Reporting

The Company is in the process of upgrading its enterprise IT system to SAP S/4 HANA. This change has not had and is not expected to have a material impact on the Company’s internal control over financial reporting.

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

The following table shows the stock repurchase activity for the three months ended June 30, 2021:

Month	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(3) (in millions)
April 1 through 30, 2021	1,105,460	$79.85	1,076,814	$1,386
May 1 through 31, 2021	1,074,161	$83.21	1,045,700	$1,299
June 1 through 30, 2021	2,096,338	$82.34	2,070,675	$1,129
Total	4,275,959	$81.91	4,193,189

(1) Includes share repurchases under the 2018 Program and those associated with certain employee elections under the Company’s compensation and benefit programs.
(2) The difference between the total number of shares purchased and the total number of shares purchased as part of publicly announced plans or programs is 82,770 shares, which represents shares deemed surrendered to the Company to satisfy certain employee elections under the Company’s compensation and benefit programs.
(3) Includes approximate dollar value of shares that were available to be purchased under the publicly announced plans or programs that were in effect as of June 30, 2021.

COLGATE-PALMOLIVE COMPANY

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

101	The following materials from Colgate-Palmolive Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2021, formatted in Inline eXtensible Business Reporting Language (Inline XBRL): (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Changes in Shareholders’ Equity; and (vi) Notes to Condensed Consolidated Financial Statements.*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

__________
*    Filed herewith.

** Furnished herewith.

COLGATE-PALMOLIVE COMPANY
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLGATE-PALMOLIVE COMPANY
(Registrant)

Principal Executive Officer:

July 30, 2021	/s/ Noel R. Wallace
Noel R. Wallace
Chairman of the Board, President and Chief Executive Officer

Principal Financial Officer:

July 30, 2021	/s/ Stanley J. Sutula III
Stanley J. Sutula III
Chief Financial Officer

Principal Accounting Officer:

July 30, 2021	/s/ Philip G. Shotts
Philip G. Shotts
Vice President and Controller