Form 10-Q
period 2021-09-30
COLGATE PALMOLIVE CO
filed 2021-10-29
CIK 21665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
FORM 10-Q
_________________________
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding	Date
Common stock, $1.00 par value	842,848,691	September 30, 2021

PART I.    FINANCIAL INFORMATION

COLGATE-PALMOLIVE COMPANY
Condensed Consolidated Statements of Income
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net sales	$4,414	$4,153	$13,018	$12,147
Cost of sales	1,791	1,613	5,202	4,773
Gross profit	2,623	2,540	7,816	7,374
Selling, general and administrative expenses	1,636	1,518	4,809	4,386
Other (income) expense, net	20	4	40	72
Operating profit	967	1,018	2,967	2,916
Non-service related postretirement costs	16	15	52	56
Interest (income) expense, net	98	36	152	107
Income before income taxes	853	967	2,763	2,753
Provision for income taxes	172	222	613	585
Net income including noncontrolling interests	681	745	2,150	2,168
Less: Net income attributable to noncontrolling interests	47	47	132	120
Net income attributable to Colgate-Palmolive Company	$634	$698	$2,018	$2,048

Earnings per common share, basic	$0.75	$0.81	$2.39	$2.39

Earnings per common share, diluted	$0.75	$0.81	$2.38	$2.38

See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Condensed Consolidated Statements of Comprehensive Income
(Dollars in Millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income including noncontrolling interests	$681	$745	$2,150	$2,168
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	(116)	57	(168)	(230)
Retirement plans and other retiree benefit adjustments	31	54	49	84
Gains (losses) on cash flow hedges	17	1	25	(2)
Total Other comprehensive income (loss), net of tax	(68)	112	(94)	(148)
Total Comprehensive income including noncontrolling interests	613	857	2,056	2,020
Less: Net income attributable to noncontrolling interests	47	47	132	120
Less: Cumulative translation adjustments attributable to noncontrolling interests	(2)	12	(5)	(1)
Total Comprehensive income attributable to noncontrolling interests	45	59	127	119
Total Comprehensive income attributable to Colgate-Palmolive Company	$568	$798	$1,929	$1,901
See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Condensed Consolidated Balance Sheets
(Dollars in Millions)
(Unaudited)

	September 30, 2021	December 31, 2020
Assets
Current Assets
Cash and cash equivalents	$958	$888
Receivables (net of allowances of $80 and $89, respectively)	1,424	1,264
Inventories	1,670	1,673
Other current assets	618	513
Total current assets	4,670	4,338
Property, plant and equipment:
Cost	8,827	8,751
Less: Accumulated depreciation	(5,194)	(5,035)
	3,633	3,716
Goodwill	3,685	3,824
Other intangible assets, net	2,719	2,894
Deferred income taxes	260	291
Other assets	913	857
Total assets	$15,880	$15,920
Liabilities and Shareholders’ Equity
Current Liabilities
Notes and loans payable	$3	$258
Current portion of long-term debt	11	9
Accounts payable	1,258	1,393
Accrued income taxes	452	403
Other accruals	2,557	2,341
Total current liabilities	4,281	4,404
Long-term debt	7,682	7,334
Deferred income taxes	399	426
Other liabilities	2,491	2,655
Total liabilities	14,853	14,819
Shareholders’ Equity
Common stock	1,466	1,466
Additional paid-in capital	3,174	2,969
Retained earnings	24,201	23,699
Accumulated other comprehensive income (loss)	(4,434)	(4,345)
Unearned compensation	—	(1)
Treasury stock, at cost	(23,816)	(23,045)
Total Colgate-Palmolive Company shareholders’ equity	591	743
Noncontrolling interests	436	358
Total equity	1,027	1,101
Total liabilities and equity	$15,880	$15,920
See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Condensed Consolidated Statements of Cash Flows
(Dollars in Millions)
(Unaudited)

	Nine Months Ended
	September 30,
	2021	2020
Operating Activities
Net income including noncontrolling interests	$2,150	$2,168
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operations:
Depreciation and amortization	414	400
Restructuring and termination benefits, net of cash	(19)	(66)
Stock-based compensation expense	107	85
Loss on early extinguishment of debt	75	—
Deferred income taxes	(146)	(124)
Cash effects of changes in:
Receivables	(198)	62
Inventories	(37)	(214)
Accounts payable and other accruals	(107)	468
Other non-current assets and liabilities	(20)	(23)
Net cash provided by (used in) operations	2,219	2,756
Investing Activities
Capital expenditures	(374)	(249)
Purchases of marketable securities and investments	(118)	(109)
Proceeds from sale of marketable securities and investments	55	42
Payment for acquisitions, net of cash acquired	—	(352)
Other investing activities	(25)	—
Net cash provided by (used in) investing activities	(462)	(668)
Financing Activities
Short-term borrowing (repayment) less than 90 days, net	205	(796)
Principal payments of debt	(118)	(7)
Proceeds from issuance of debt	119	—
Dividends paid	(1,183)	(1,162)
Purchases of treasury shares	(964)	(578)
Proceeds from exercise of stock options	282	640
Purchase of non-controlling interest in subsidiaries	—	(99)
Other financing activities	(9)	34
Net cash provided by (used in) financing activities	(1,668)	(1,968)
Effect of exchange rate changes on Cash and cash equivalents	(19)	(14)
Net increase (decrease) in Cash and cash equivalents	70	106
Cash and cash equivalents at beginning of the period	888	883
Cash and cash equivalents at end of the period	$958	$989
Supplemental Cash Flow Information
Income taxes paid	$742	$606
See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in Millions)
(Unaudited)

Three Months Ended September 30, 2021
	Colgate-Palmolive Company Shareholders’ Equity
	Common Stock	Additional Paid-in Capital	Unearned Compensation	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)(1)	Noncontrolling Interests
Balance, June 30, 2021	$1,466	$3,085	$—	$(23,665)	$23,946	$(4,368)	$398
Net income	—	—	—	—	634	—	47
Other comprehensive income (loss), net of tax	—	—	—	—	—	(66)	(2)
Dividends ($0.45 per share)	—	—	—	—	(379)	—	(7)
Stock-based compensation expense	—	49	—	—	—	—	—
Shares issued for stock options	—	53	—	87	—	—	—
Shares issued for restricted stock units	—	(14)	—	14	—	—	—
Treasury stock acquired	—	—	—	(251)	—	—	—
Other	—	1	—	(1)	—	—	—
Balance, September 30, 2021	$1,466	$3,174	$—	$(23,816)	$24,201	$(4,434)	$436

Three Months Ended September 30, 2020
	Colgate-Palmolive Company Shareholders’ Equity
	Common Stock	Additional Paid-in Capital	Unearned Compensation	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)(1)	Noncontrolling Interests
Balance June 30, 2020	$1,466	$2,666	$(1)	$(22,075)	$22,731	$(4,519)	$464
Net income	—	—	—	—	698	—	47
Other comprehensive income (loss), net of tax	—	—	—	—	—	100	12
Dividends ($0.44 per share)	—	—	—	—	(379)	—	—
Stock-based compensation expense	—	53	—	—	—	—	—
Shares issued for stock options	—	130	—	132	—	—	—
Shares issued for restricted stock units	—	(13)	—	13	—	—	—
Treasury stock acquired	—	—	—	(350)	—	—	—
Noncontrolling interests assumed through acquisition	—	—	—	—	—	—	(99)
Other	—	1	—	—	2	(2)	(4)
Balance, September 30, 2020	$1,466	$2,837	$(1)	$(22,280)	$23,052	$(4,421)	$420
(1) Accumulated other comprehensive income (loss) includes cumulative translation losses of $3,321 at September 30, 2021 ($3,357 at September 30, 2020) and $3,207 at June 30, 2021 ($3,402 at June 30, 2020), respectively, and unrecognized retirement plan and other retiree benefits costs of $1,129 at September 30, 2021 ($1,054 at September 30, 2020) and $1,160 at June 30, 2021 ($1,108 at June 30, 2020), respectively.

See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in Millions)
(Unaudited)

Nine Months Ended September 30, 2021
	Colgate-Palmolive Company Shareholders’ Equity
	Common Stock	Additional Paid-in Capital	Unearned Compensation	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)(1)	Noncontrolling Interests
Balance, December 31, 2020	$1,466	$2,969	$(1)	$(23,045)	$23,699	$(4,345)	$358
Net income	—	—	—	—	2,018	—	132
Other comprehensive income (loss), net of tax	—	—	—	—	—	(89)	(5)
Dividends ($1.79 per share)*	—	—	—	—	(1,516)	—	(49)
Stock-based compensation expense	—	107	—	—	—	—	—
Shares issued for stock options	—	120	—	167	—	—	—
Shares issued for restricted stock units	—	(26)	—	26	—	—	—
Treasury stock acquired	—	—	—	(964)	—	—	—
Other	—	4	1	—	—	—	—
Balance, September 30, 2021	$1,466	$3,174	$—	$(23,816)	$24,201	$(4,434)	$436

Nine Months Ended September 30, 2020
	Colgate-Palmolive Company Shareholders’ Equity
	Common Stock	Additional Paid-in Capital	Unearned Compensation	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)(1)	Noncontrolling Interests
Balance, December 31, 2019	$1,466	$2,488	$(2)	$(22,063)	$22,501	$(4,273)	$441
Net income	—	—	—	—	2,048	—	120
Other comprehensive income (loss), net of tax	—	—	—	—	—	(147)	(1)
Dividends ($1.75 per share)*	—	—	—	—	(1,503)	—	(37)
Stock-based compensation expense	—	85	—	—	—	—	—
Shares issued for stock options	—	290	—	329	—	—	—
Shares issued for restricted stock units	—	(30)	—	30	—	—	—
Treasury stock acquired	—	—	—	(578)	—	—	—
Noncontrolling interests acquired	—	—	—	—	—	—	(99)
Other	—	4	1	2	6	(1)	(4)
Balance, September 30, 2020	$1,466	$2,837	$(1)	$(22,280)	$23,052	$(4,421)	$420
(1) Accumulated other comprehensive income (loss) includes cumulative translation losses of $3,321 at September 30, 2021 ($3,357 at September 30, 2020) and $3,158 at December 31, 2020 ($3,128 at December 31, 2019), respectively, and unrecognized retirement plan and other retiree benefits costs of $1,129 at September 30, 2021 ($1,054 at September 30, 2020) and $1,178 at December 31, 2020 ($1,138 at December 31, 2019), respectively.

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
Other intangible assets acquired include trademarks, valued at $115, which are considered to have a finite useful life of 25 years, and customer relationships, valued at $45, which are considered to have a finite useful life of 17 years. Goodwill of $171 was allocated to the North America segment and is deductible for tax purposes.

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

During the nine months ended September 30, 2021 and September 30, 2020, the Company made cash payments of $19 and $50, respectively, related to projects approved prior to the conclusion of the Global Growth and Efficiency Program.

The accrual balance at September 30, 2021 and December 31, 2020 was $12 and $31, respectively.

6.    Inventories

Inventories by major class were as follows:

	September 30, 2021	December 31, 2020
Raw materials and supplies	$451	$454
Work-in-process	44	45
Finished goods	1,261	1,256
Total Inventories, net	$1,756	$1,755
Non-current inventory, net	$(86)	$(82)
Current Inventories, net	$1,670	$1,673

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

7.    Earnings Per Share

For the three months ended September 30, 2021 and 2020, earnings per share were as follows:

	Three Months Ended
	September 30, 2021			September 30, 2020
	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share
Basic EPS	$634	843.6	$0.75	$698	859.0	$0.81
Stock options and restricted stock units		2.8			2.8
Diluted EPS	$634	846.4	$0.75	$698	861.8	$0.81
For the three months ended September 30, 2021 and 2020, the average number of stock options and restricted stock units that were anti-dilutive and not included in diluted earnings per share calculations were 2,318,391 and 2,693,996, respectively.
For the nine months ended September 30, 2021 and 2020, earnings per share were as follows:

	Nine Months Ended
	September 30, 2021			September 30, 2020
	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share
Basic EPS	$2,018	845.9	$2.39	$2,048	857.7	$2.39
Stock options and restricted stock units		3.1			1.8
Diluted EPS	$2,018	849.0	$2.38	$2,048	859.5	$2.38
For the nine months ended September 30, 2021 and 2020, the average number of stock options and restricted stock units that were anti-dilutive and not included in diluted earnings per share calculations were 2,763,779 and 15,862,643, respectively.
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

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

8.    Other Comprehensive Income (Loss)

Additions to and reclassifications out of Accumulated other comprehensive income (loss) attributable to the Company for the three months ended September 30, 2021 and 2020 were as follows:

	2021		2020
	Pretax	Net of Tax	Pretax	Net of Tax
Cumulative translation adjustments	$(83)	$(114)	$5	$45
Retirement plans and other retiree benefits:
Net actuarial gain (loss) and prior service costs arising during the period	23	17	53	41
Amortization of net actuarial loss, transition and prior service costs (1)	18	14	15	13
Retirement plans and other retiree benefits adjustments	41	31	68	54
Cash flow hedges:
Unrealized gains (losses) on cash flow hedges	18	15	(1)	(1)
Reclassification of (gains) losses into net earnings on cash flow hedges (2)	2	2	2	2
Gains (losses) on cash flow hedges	20	17	1	1
Total Other comprehensive income (loss)	$(22)	$(66)	$74	$100
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

Additions to and reclassifications out of Accumulated other comprehensive income (loss) attributable to the Company for the nine months ended September 30, 2021 and 2020 were as follows:

	2021		2020
	Pretax	Net of Tax	Pretax	Net of Tax
Cumulative translation adjustments	$(111)	$(163)	$(288)	$(229)
Retirement plans and other retiree benefits:
Net actuarial gain (loss) and prior service costs arising during the period	—	2	55	42
Amortization of net actuarial loss, transition and prior service costs (1)	61	47	55	42
Retirement plans and other retiree benefits adjustments	61	49	110	84
Cash flow hedges:
Unrealized gains (losses) on cash flow hedges	22	17	2	1
Reclassification of (gains) losses into net earnings on cash flow hedges (2)	9	8	(4)	(3)
Gains (losses) on cash flow hedges	31	25	(2)	(2)
Total Other comprehensive income (loss)	$(19)	$(89)	$(180)	$(147)
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

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

9.    Retirement Plans and Other Retiree Benefits

Components of Net periodic benefit cost for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30,
	Pension Benefits				Other Retiree Benefits
	United States		International
	2021	2020	2021	2020	2021	2020
Service cost	$—	$—	$3	$4	$7	$3
Interest cost	16	20	5	5	8	10
Expected return on plan assets	(27)	(29)	(4)	(6)	—	—
Amortization of actuarial loss (gain)	11	10	2	2	5	3
Net periodic benefit cost	$—	$1	$6	$5	$20	$16

	Nine Months Ended September 30,
	Pension Benefits				Other Retiree Benefits
	United States		International
	2021	2020	2021	2020	2021	2020
Service cost	$1	$—	$11	$11	$20	$14
Interest cost	46	57	14	14	26	29
Expected return on plan assets	(81)	(83)	(14)	(15)	—	(1)
Amortization of actuarial loss (gain)	35	34	8	7	18	14
Net periodic benefit cost	$1	$8	$19	$17	$64	$56
For the nine months ended September 30, 2021 and 2020, the Company made no voluntary contributions to its U.S. postretirement plans.

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

The Brazilian internal revenue authority has disallowed interest deductions and foreign exchange losses taken by the Company’s Brazilian subsidiary for certain years in connection with the financing of the Kolynos acquisition. The tax assessments with interest, penalties and any court-mandated fees, at the current exchange rate, are approximately $109. This amount includes additional assessments received from the Brazilian internal revenue authority in April 2016 relating to net operating loss carryforwards used by the Company’s Brazilian subsidiary to offset taxable income that had also been deducted from the authority’s original assessments. The Company has been disputing the disallowances by appealing the assessments since October 2001.

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

In December 2005, the Brazilian internal revenue authority issued to the Company’s Brazilian subsidiary a tax assessment with interest, penalties and any court-mandated fees of approximately $48, at the current exchange rate, based on a claim that certain purchases of U.S. Treasury bills by the subsidiary and their subsequent disposition during the period 2000 to 2001 were subject to a tax on foreign exchange transactions. The Company had been disputing the assessment within the internal revenue authority’s administrative appeals process. However, in November 2015, the Superior Chamber of Administrative Tax Appeals denied the Company’s final administrative appeal, and the Company has filed a lawsuit in the Brazilian federal court. In the event the Company is unsuccessful in this lawsuit, further appeals are available within the Brazilian federal courts. Although there can be no assurances, management believes, based on the opinion of its Brazilian legal counsel, that the tax assessment is without merit and that the Company should ultimately prevail. The Company is challenging this assessment vigorously.

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

Competition Matter

Certain of the Company’s subsidiaries were historically subject to actions and, in some cases, fines, by governmental authorities in a number of countries related to alleged competition law violations. Substantially all of these matters also involved other consumer goods companies and/or retail customers. The Company’s policy is to comply with antitrust and competition laws and, if a violation of any such laws is found, to take appropriate remedial action and to cooperate fully with any related governmental inquiry. The status as of September 30, 2021 of such competition law matters pending against the Company during the nine months ended September 30, 2021 is set forth below.

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

Talcum Powder Matters

The Company has been named as a defendant in civil actions alleging that certain talcum powder products that were sold prior to 1996 were contaminated with asbestos and/or caused mesothelioma and other cancers. Many of these actions involve a number of co-defendants from a variety of different industries, including suppliers of asbestos and manufacturers of products that, unlike the Company’s products, were designed to contain asbestos. As of September 30, 2021, there were 168 individual cases pending against the Company in state and federal courts throughout the United States, as compared to 151 cases as of June 30, 2021 and 137 cases as of December 31, 2020. During the three months ended September 30, 2021, 26 new cases were filed and nine cases were resolved by voluntary dismissal, settlement or dismissal by court. During the nine months ended September 30, 2021, 53 new cases were filed and 22 cases were resolved by voluntary dismissal, settlement or dismissal by the court. The values of the     settlements in the quarter and year-to-date period presented were not material, either individually or in the aggregate, to the Company’s results of operations in either such period.

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

Net sales by segment were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net sales
Oral, Personal and Home Care
North America	$931	$923	$2,765	$2,801
Latin America	931	837	2,745	2,531
Europe	718	712	2,144	2,004
Asia Pacific	731	722	2,142	1,980
Africa/Eurasia	258	255	796	736
Total Oral, Personal and Home Care	3,569	3,449	10,592	10,052
Pet Nutrition	845	704	2,426	2,095
Total Net sales	$4,414	$4,153	$13,018	$12,147
Approximately 70% of the Company’s Net sales are generated from markets outside the U.S., with approximately 45% of the Company’s Net sales coming from emerging markets (which consist of Latin America, Asia (excluding Japan), Africa/Eurasia and Central Europe).

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

The Company’s Net sales of Oral, Personal and Home Care and Pet Nutrition products accounted for the following percentages of the Company’s Net sales:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net sales
Oral Care	44%	44%	44%	43%
Personal Care	20%	21%	20%	21%
Home Care	18%	18%	17%	19%
Pet Nutrition	18%	17%	19%	17%
Total Net sales	100%	100%	100%	100%
Operating profit by segment was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Operating profit
Oral, Personal and Home Care
North America	$183	$242	$585	$753
Latin America	248	250	774	728
Europe	178	169	524	482
Asia Pacific	215	222	639	559
Africa/Eurasia	44	61	153	174
Total Oral, Personal and Home Care	868	944	2,675	2,696
Pet Nutrition	233	196	661	588
Corporate	(134)	(122)	(369)	(368)
Total Operating profit	$967	$1,018	$2,967	$2,916
Corporate Operating profit (loss) for the nine months ended September 30, 2021 included a benefit related to a value-added tax matter in Brazil of $26. Corporate Operating profit (loss) for the nine months ended September 30, 2020 included charges for acquisition-related costs of $6.

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

The following table summarizes the fair value of the Company’s derivative instruments and other financial instruments which are carried at fair value in the Company’s Consolidated Balance Sheets at September 30, 2021 and December 31, 2020:

	Assets			Liabilities
	Account	Fair Value		Account	Fair Value
Designated derivative instruments		September 30, 2021	December 31, 2020		September 30, 2021	December 31, 2020
Interest rate swap contracts	Other assets	$8	$14	Other liabilities	$—	$—
Forward-starting interest rate swaps	Other assets	24	5	Other liabilities	9	—
Foreign currency contracts	Other current assets	22	7	Other accruals	37	93
Commodity contracts	Other current assets	—	3	Other accruals	—	—
Total designated		$54	$29		$46	$93

Other financial instruments
Marketable securities	Other current assets	$100	$37
Total other financial instruments		$100	$37

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

The carrying amount of cash, cash equivalents, marketable securities, accounts receivable and short-term debt approximated fair value as of September 30, 2021 and December 31, 2020. The estimated fair value of the Company’s long-term debt, including the current portion, as of September 30, 2021 and December 31, 2020, was $8,173 and $8,175, respectively, and the related carrying value was $7,693 and $7,343, respectively. The estimated fair value of long-term debt was derived principally from quoted prices on the Company’s outstanding fixed-term notes (Level 2 valuation).

The following amounts were recorded on the Condensed Consolidated Balance Sheet related to the cumulative basis adjustment for fair value hedges as of:

	September 30, 2021	December 31, 2020
Long-term debt:
Carrying amount of hedged item	$407	$413
Cumulative hedging adjustment included in the carrying amount	8	14
The following tables present the notional values as of:

	September 30, 2021
	Foreign Currency Contracts	Foreign Currency Debt	Interest Rate Swaps	Forward-Starting Interest Rate Swaps	Commodity Contracts	Total
Fair Value Hedges	$600	$—	$400	$—	$—	$1,000
Cash Flow Hedges	778	—	—	700	18	1,496
Net Investment Hedges	692	4,403	—	—	—	5,095

	December 31, 2020
	Foreign Currency Contracts	Foreign Currency Debt	Interest Rate Swaps	Forward-Starting Interest Rate Swaps	Commodity Contracts	Total
Fair Value Hedges	$589	$—	$400	$—	$—	$989
Cash Flow Hedges	854	—	—	300	17	1,171
Net Investment Hedges	528	4,523	—	—	—	5,051

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

The following tables present the location and amount of gains (losses) recognized on the Company’s Condensed Consolidated Statements of Income:

	Three Months Ended September 30,
	2021			2020
	Cost of sales	Selling, general and administrative expenses	Interest (income) expense, net	Cost of sales	Selling, general and administrative expenses	Interest (income) expense, net
Interest rate swaps designated as fair value hedges:
Derivative instrument	$—	$—	$2	$—	$—	$2
Hedged items	—	—	(2)	—	—	(2)
Foreign currency contracts designated as fair value hedges:
Derivative instrument	—	1	—	—	(10)	—
Hedged items	—	(1)	—	—	10	—
Foreign currency contracts designated as cash flow hedges:
Amount reclassified from OCI	(2)	—	—	(1)	—	—
Commodity contracts designated as cash flow hedges:
Amount reclassified from OCI	—	—	—	(1)	—	—
Total gain (loss) on hedges recognized in income	$(2)	$—	$—	$(2)	$—	$—

	Nine Months ended September 30,
	2021			2020
	Cost of sales	Selling, general and administrative expenses	Interest (income) expense, net	Cost of sales	Selling, general and administrative expenses	Interest (income) expense, net
Interest rate swaps designated as fair value hedges:
Derivative instrument	$—	$—	$6	$—	$—	$(11)
Hedged items	—	—	(6)	—	—	11
Foreign currency contracts designated as fair value hedges:
Derivative instrument	—	(4)	—	—	29	—
Hedged items	—	4	—	—	(29)	—
Foreign currency contracts designated as cash flow hedges:
Amount reclassified from OCI	(14)	—	—	6	—	—
Commodity contracts designated as cash flow hedges:
Amount reclassified from OCI	5	—	—	(2)	—	—
Total gain (loss) on hedges recognized in income	$(9)	$—	$—	$4	$—	$—

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

The following table presents the location and amount of unrealized gains (losses) included in OCI:

	Three Months Ended
	September 30,
	2021	2020
Foreign currency contracts designated as cash flow hedges:
Gain (loss) recognized in OCI	$8	$(7)
Forward-starting interest rate swaps designated as cash flow hedges:
Gain (loss) recognized in OCI	12	4
Commodity contracts designated as cash flow hedges:
Gain (loss) recognized in OCI	(2)	2
Foreign currency contracts designated as net investment hedges:
Gain (loss) on instruments	19	(21)
Gain (loss) on hedged items	(19)	21
Foreign currency debt designated as net investment hedges:
Gain (loss) on instruments	112	(171)
Gain (loss) on hedged items	(112)	171
Total unrealized gain (loss) on hedges recognized in OCI	$18	$(1)

	Nine Months Ended
	September 30,
	2021	2020
Foreign currency contracts designated as cash flow hedges:
Gain (loss) recognized in OCI	$12	$6
Forward-starting interest rate swaps designated as cash flow hedges:
Gain (loss) recognized in OCI	10	(4)
Commodity contracts designated as cash flow hedges:
Gain (loss) recognized in OCI	—	—
Foreign currency contracts designated as net investment hedges:
Gain (loss) on instruments	23	(8)
Gain (loss) on hedged items	(23)	8
Foreign currency debt designated as net investment hedges:
Gain (loss) on instruments	261	(174)
Gain (loss) on hedged items	(261)	174
Total unrealized gain (loss) on hedges recognized in OCI	$22	$2

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Executive Overview

Business Organization

Colgate-Palmolive Company (together with its subsidiaries, “we,” “us,” “our,” the “Company” or “Colgate”) is a caring, innovative growth company reimagining a healthier future for all people, their pets and our planet. We seek to deliver sustainable, profitable growth and superior shareholder returns, as well as to provide Colgate people with an innovative and inclusive work environment. We do this by developing and selling products globally that make people’s lives and their pets healthier and more enjoyable and by embracing our sustainability and social impact and diversity, equity and inclusion strategies across our organization.

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

During the COVID-19 pandemic, many of the communities in which we manufacture, market and sell our products have experienced and in some cases continue to experience unprecedented “stay at home” orders, travel or movement restrictions and other government actions to reduce the spread and address the impact of COVID-19, and have implemented varying policies to address the pandemic, resume economic activity and vaccinate their populations. The situation continues to be uncertain and varies by geography, as the impact of COVID-19 remains significant in many countries throughout the world, including Brazil, China, India, Mexico, Thailand and Vietnam where we have substantial manufacturing facilities. Because the vast majority of our products (such as oral care products, soaps and other personal hygiene products, home cleaners and pet food) have been deemed essential for the health and well-being of people and their pets, we have, in most instances, been able to continue operating our business, although not always at full capacity.

The health, safety and well-being of our employees has been and remains our first priority. While many of our office-based employees globally continue to work from home, we have reopened our offices, in some instances on a limited and voluntary basis, where circumstances have enabled us to do so. In those circumstances, and in instances where employees cannot perform their work at home, such as in our factories and our laboratories, we have implemented additional health and safety measures consistent with government recommendations and/or requirements to help ensure employee safety, often at additional cost. These measures include: health screening, social distancing and personal protective equipment protocols, contact tracing, enhanced cleaning procedures and, in some instances, testing and vaccination requirements. In addition, during the COVID-19 pandemic, we have seen increased instances of absenteeism and, in some cases, we have experienced some limited factory closures. Furthermore, some of our suppliers, customers, distributors, logistics providers and service providers have experienced disruptions to their businesses.

We saw a significant increase in demand across many of our categories, such as liquid hand soap, dish liquid, bar soap and cleaners, during 2020 as a result of the COVID-19 pandemic, driven by consumer pantry-loading and increased consumption of our products. While during the nine months ended September 30, 2021, consumer demand for some of these categories declined year-over-year, it remained above historical levels, and we believe that some of this increase in consumption is sustainable in light of changes in consumer behavior related to COVID-19. Across our business, changes in consumer demand for our products vary by product category and geography depending on, among other things, the severity of the COVID-19 outbreak and retailer availability. At the same time, during the COVID-19 pandemic, we have experienced disruptions in certain channels, including travel retail. We also continue to see changes in the purchasing patterns of our consumers, including the nature and/or frequency of visits by consumers to retailers and dental, veterinary and skin health professionals and a shift in many markets to purchasing our products online.

COVID-19 and government steps to reduce the spread and address the impact of COVID-19 have impacted and may continue to impact our consumers’ ability to purchase and our ability to manufacture and distribute our products. While we believe that, in the long-term, consumer demand for the products in our categories will continue to be strong, uncertainties continue surrounding the timing and extent of the pandemic and the recovery from it. These uncertainties include: the impact of the timing and scale of changes to travel and movement restrictions in certain geographies, the availability and widespread distribution and use of safe and effective COVID-19 vaccines, the emergence and spread of COVID-19 variants such as the Delta variant, the timing and impact of consumer pantry-loading and destocking activity in certain markets, product demand trends and the impact of COVID-19 on the global economy. COVID-19 has also disrupted our retail customers, contract manufacturers, logistics providers and other third parties; their ability to address COVID-19 and maintain their operations at full capacity has impacted and may continue to impact sales of and consumer access to our products. We expect the ongoing economic impact and health concerns associated with COVID-19 to continue to impact consumer behavior, shopping patterns and consumption preferences once government restrictions are lifted and economies around the world reopen.

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

In addition, we are changing the way we work to drive growth and how we approach innovation to respond to the dynamic retail landscape and the evolving preferences of our customers and consumers. The retail landscape, the ease of new entrants into the market in many of our categories and the evolving preferences of our customers and consumers demand that we work differently and faster in an agile, authentic and culturally relevant manner to drive innovation.

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

Significant Items Impacting Comparability

In 1990, the Company’s Canadian subsidiary (“CP Canada”), issued C$145 of Canadian dollar-denominated unsecured unsubordinated 12.85% guaranteed notes due October 4, 2030 (the “Canada notes”). On August 26, 2021, CP Canada redeemed the Canada notes and recorded a loss on the early extinguishment of debt of $75 pretax ($55 aftertax), which is included in Interest (income) expense, net in the Consolidated Statements of Income, representing the difference between the redemption price and the carrying amount of the debt extinguished.

In 2019, we received a favorable judgment regarding certain value-added tax previously paid in Brazil. As a result of this favorable judgment, during the fourth quarter of 2019, we filed an application with the Brazilian government to recover value-added tax previously paid and recorded a benefit. In May 2021, the Brazilian Supreme Court issued a clarifying ruling allowing a higher deduction of state value-added tax when determining the taxable base. In light of this ruling, we recorded an additional benefit of $26 pretax ($20 aftertax) in the nine months ended September 30, 2021.

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

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Outlook
Looking forward, we expect global macroeconomic, political and market conditions to remain challenging, especially due to COVID-19. During the three months ended September 30, 2021, all of our divisions experienced significantly higher raw and packaging material costs. We also incurred increased logistics costs due to volume and capacity constraints in the shipping and logistics industry and higher eCommerce demand. We expect this difficult cost environment to continue for at least the remainder of the year.

While the global marketplace in which we operate has always been highly competitive, we continue to experience heightened competitive activity in certain markets from strong local competitors, from other large multinational companies, some of which have greater resources than we do, and from new entrants into the market in many of our categories. Such activities have included more aggressive product claims and marketing challenges, as well as increased promotional spending and geographic expansion. We have seen increases in promotional activities in certain markets as retailers try aggressively to get consumers back into the stores as “stay at home” and other government restrictions continue to ease, a trend we expect will continue.

We have been negatively affected by changes in the policies and practices of our trade customers in key markets, such as inventory de-stocking, limitations on access to shelf space, delisting of our products and certain sustainability, supply chain and packaging initiatives. In addition, the retail landscape in many of our markets continues to evolve as a result of the rapid growth of eCommerce, changing consumer preferences (as consumers increasingly shop online) and the increased presence of alternative retail channels, such as subscription services and direct-to-consumer businesses. These trends have been magnified due to COVID-19 in many of our geographies and we plan to continue to invest behind our eCommerce capabilities. This rapid growth in eCommerce and the emergence of alternative retail channels have created and may continue to create pricing pressures and/or adversely affect our relationships with our key retailers.

In addition, given that approximately 70% of our Net sales originate in markets outside the U.S., we have experienced and will likely continue to experience volatile foreign currency fluctuations. As discussed above, we have also experienced higher raw and packaging material and logistics costs. While we have taken, and will continue to take, measures to mitigate the effect of these conditions, such as our funding the growth and revenue growth management initiatives, including additional pricing, in the current environment, it may become increasingly difficult to implement certain of these mitigation strategies. Should these conditions persist, they could adversely affect our future results.

As discussed above, we continue to closely monitor the impact of COVID-19 on our business. During the first year of the COVID-19 pandemic, we saw improvement in category growth rates due to heightened demand for certain health and hygiene products, particularly liquid hand soap, dish liquid, bar soap and cleaners. We believe some of this increased consumption is sustainable due to consumer behavior changes related to COVID-19. However, we expect increased volatility across all of our categories and it is therefore difficult to predict category growth rates in the near term. COVID-19 has also disrupted our retail customers, contract manufacturers, logistics providers and other third parties; their ability to address COVID-19 and maintain their operations at full capacity has impacted and may continue to impact sales of and consumer access to our products. While we have taken, and will continue to take, measures to mitigate the effects of COVID-19, we cannot estimate with certainty the full extent of COVID-19’s impact on our business, results of operations, cash flows and/or financial condition. For more information about factors that could impact our business, including due to COVID-19, see “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020.

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

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Results of Operations

Three Months

Worldwide Net sales were $4,414 in the third quarter of 2021, up 6.5% from the third quarter of 2020, due to volume growth of 1.5%, net selling price increases of 3.0% and positive foreign exchange of 2.0%. Organic sales (Net sales excluding the impact of foreign exchange, acquisitions and divestments), a non-GAAP financial measure, increased 4.5% in the third quarter of 2021. A reconciliation of net sales growth to organic sales growth is provided under “Non-GAAP Financial Measures” below.

Net sales in the Oral, Personal and Home Care product segment were $3,569 in the third quarter of 2021, up 3.5% from the third quarter of 2020, due to net selling price increases of 1.5% and positive foreign exchange of 2.0%, while volume remained flat. Organic sales in the Oral, Personal and Home Care product segment increased 1.5% in the third quarter of 2021.

The Company’s share of the global toothpaste market was 39.5% on a year-to-date basis, down 0.4 share points from the year ago period, and its share of the global manual toothbrush market was 31.0% on a year-to-date basis, up 0.1 share points from the year ago period. Year-to-date market shares in toothpaste were up in Africa/Eurasia, down in North America, Latin America and Asia Pacific and flat in Europe, versus the comparable 2020 period. In the manual toothbrush category, year-to-date market shares were up in Latin America, Europe and Africa/Eurasia and down in North America and Asia Pacific versus the comparable 2020 period. For additional information regarding market shares, see “Market Share Information” below.

Net sales in the Hill’s Pet Nutrition segment were $845 in the third quarter of 2021, up 20.0% from the third quarter of 2020, due to volume growth of 11.0%, net selling price increases of 8.0% and positive foreign exchange of 1.0%. Organic sales in the Hill’s Pet Nutrition segment increased 19.0% in the third quarter of 2021.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Gross Profit/Margin

Worldwide Gross profit increased to $2,623 in the third quarter of 2021 from $2,540 in the third quarter of 2020, reflecting an increase of $161 resulting from higher Net sales and a decrease of $78 resulting from lower Gross profit margin.

Worldwide Gross profit margin decreased to 59.4% in the third quarter of 2021 from 61.2% in the third quarter of 2020. This decrease in Gross profit margin was primarily due to significantly higher raw and packaging material costs (510 bps), partially offset by cost savings from the Company’s funding-the-growth initiatives (220 bps) and higher pricing (110 bps).

	Three Months Ended September 30,
	2021	2020
Gross profit	$2,623	$2,540

	Three Months Ended September 30,
	2021	2020	Basis Point Change
Gross profit margin	59.4%	61.2%	(180)

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 8% to $1,636 in the third quarter of 2021 from $1,518 in the third quarter of 2020. Selling, general and administrative expenses in the third quarter of 2020 included benefits resulting from the Global Growth and Efficiency Program. Excluding benefits resulting from the Global Growth and Efficiency Program in the third quarter of 2020, Selling, general, and administrative expenses, increased to $1,636 in the third quarter of 2021 from $1,521 in the third quarter of 2020, reflecting higher overhead expenses of $88 and increased advertising investment of $27.

Selling general, and administrative expenses as a percentage of Net Sales increased to 37.1% in the third quarter of 2021 from 36.6% in the third quarter of 2020. This increase was largely due to higher overhead expenses (60 bps), driven by higher logistics costs (150 bps) which impacted all divisions, partially offset by other overhead efficiencies. In the third quarter of 2021, advertising investment decreased as a percentage of Net sales to 11.4% from 11.5% in the third quarter of 2020, while it increased 6% in absolute terms to $503 as compared with $476 in the third quarter of 2020.

	Three Months Ended September 30,
	2021	2020
Selling, general and administrative expenses, GAAP	$1,636	$1,518
Global Growth and Efficiency Program	—	3
Selling, general and administrative expenses, non-GAAP	$1,636	$1,521

	Three Months Ended September 30,
	2021	2020	Basis Point Change
Selling, general and administrative expenses as a percentage of Net sales	37.1%	36.6%	50

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Operating Profit

Operating profit decreased 5% to $967 in the third quarter of 2021 from $1,018 in the third quarter of 2020. Operating profit in the third quarter of 2020 included benefits resulting from the Global Growth and Efficiency Program. Excluding benefits resulting from the Global Growth and Efficiency Program in the third quarter of 2020, Operating profit decreased 3% to $967 in the third quarter of 2021 from $1,002 in the third quarter of 2020.

Operating profit margin was 21.9% in the third quarter of 2021, a decrease of 260 bps compared to 24.5% in the third quarter of 2020. Excluding the benefits resulting from the Global Growth and Efficiency Program in the third quarter of 2020, Operating profit margin was 21.9% in the third quarter of 2021, a decrease of 220 bps compared to 24.1% in the third quarter of 2020. This decrease in Operating profit margin was primarily due to a decrease in Gross profit (180 bps) and an increase in Selling, general and administrative expenses (50 bps), both as a percentage of Net sales.

	Three Months Ended September 30,
	2021	2020	% Change
Operating profit, GAAP	$967	$1,018	(5)%
Global Growth and Efficiency Program	—	(16)	—
Operating profit, non-GAAP	$967	$1,002	(3)%

	Three Months Ended September 30,
	2021	2020	Basis Point Change
Operating profit margin, GAAP	21.9%	24.5%	(260)
Global Growth and Efficiency Program	—%	(0.4)%	—
Operating profit margin, non-GAAP	21.9%	24.1%	(220)
Non-Service Related Postretirement Costs

Non-service related postretirement costs were $16 in the third quarter of 2021 as compared to $15 in the third quarter of 2020.
Interest (Income) Expense, Net

Interest (income) expense, net was $98 in the third quarter of 2021 as compared to $36 in the third quarter of 2020. The increase in Interest (income) expense, net in the third quarter of 2021 as compared to the third quarter of 2020, was primarily due to the loss on the early extinguishment of debt during the third quarter of 2021 of $75, representing the difference between the redemption price of the Canada notes and the carrying amount of the debt extinguished. Excluding the loss on the early extinguishment of debt, Interest (income) expense, net was $23 in the third quarter of 2021 as compared to $36 in the third quarter of 2020, primarily due to lower average interest rates on debt.

	Three Months Ended September 30,
	2021	2020
Interest (income) expense, net, GAAP	$98	$36
Loss on early extinguishment of debt	(75)	—
Interest (income) expense, net, non-GAAP	$23	$36

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Net Income Attributable to Colgate-Palmolive Company and Earnings Per Share

Net income attributable to Colgate-Palmolive Company in the third quarter of 2021 decreased to $634 from $698 in the third quarter of 2020, and Earnings per common share on a diluted basis decreased to $0.75 per share in the third quarter of 2021 from $0.81 in the third quarter of 2020. Net Income attributable to Colgate-Palmolive Company in the third quarter of 2021 included a loss on the early extinguishment of debt, and in the third quarter of 2020 included benefits resulting from the Global Growth and Efficiency Program.

Excluding the items described above in both periods as applicable, Net income attributable to Colgate-Palmolive Company in the third quarter of 2021 increased 1% to $689 from $685 in the third quarter of 2020, and Earnings per common share on a diluted basis increased 3% to $0.81 in the third quarter of 2021 from $0.79 in the third quarter of 2020.

	Three Months Ended September 30, 2021
	Income Before Income Taxes	Provision For Income Taxes(1)	Net Income Including Noncontrolling Interests	Net Income Attributable To Colgate-Palmolive Company	Diluted Earnings Per Share(2)
As Reported GAAP	$853	$172	$681	$634	$0.75
Loss on early extinguishment of debt	75	20	55	55	0.06
Non-GAAP	$928	$192	$736	$689	$0.81

	Three Months Ended September 30, 2020
	Income Before Income Taxes	Provision For Income Taxes(1)	Net Income Including Noncontrolling Interests	Net Income Attributable To Colgate-Palmolive Company	Diluted Earnings Per Share(2)
As Reported GAAP	$967	$222	$745	$698	$0.81
Global Growth and Efficiency Program	(16)	(3)	(13)	(13)	(0.02)
Non-GAAP	$951	$219	$732	$685	$0.79
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
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Net Sales and Operating Profit by Segment

Oral, Personal and Home Care

North America

	Three Months Ended September 30,
	2021	2020	Change
Net sales	$931	$923	1.0%
Operating profit	$183	$242	(24)%
% of Net sales	19.7%	26.2%	(650)	bps
Net sales in North America increased 1.0% in the third quarter of 2021 to $931 due to net selling price increases of 0.5% and positive foreign exchange of 0.5%, while volume remained flat. Organic sales in North America increased 0.5% in the third quarter of 2021.

The increase in organic sales in North America in the third quarter of 2021 versus the third quarter of 2020 was primarily due to an increase in Oral Care organic sales, partially offset by decreases in Personal Care and Home Care organic sales. The increase in Oral Care was primarily due to organic sales growth in the toothpaste and manual toothbrush categories, partially offset by organic sales declines in the prescription dental and power toothbrush categories. The decrease in Personal Care was primarily due to organic sales declines in the liquid hand soap, body wash and bar soap categories, partially offset by organic sales growth in the skin health category. The decrease in Home Care was primarily due to organic sales declines in the hand dish category, partially offset by organic sales growth in the liquid cleaners and fabric softener categories.

Operating profit in North America decreased 24% in the third quarter of 2021 to $183, or 650 bps to 19.7% as a percentage of Net sales. This decrease in Operating profit as a percentage of Net sales was due to a decrease in Gross profit (440 bps) and an increase in Selling, general and administrative expenses (360 bps), partially offset by a decrease in Other (income) expense, net (150 bps), all as a percentage of Net sales. This decrease in Gross profit was primarily due to significantly higher raw and packaging material costs (660 bps), partially offset by cost savings from the Company’s funding-the-growth initiatives (200 bps). This increase in Selling, general and administrative expenses was due to higher overhead expenses (310 bps), driven by higher logistics costs, and increased advertising investment (50 bps). This decrease in Other (income) expense, net was primarily due to an inventory write off in the third quarter of 2020.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Latin America

	Three Months Ended September 30,
	2021	2020	Change
Net sales	$931	$837	11.0%
Operating profit	$248	$250	(1)%
% of Net sales	26.6%	29.9%	(330)	bps
Net sales in Latin America increased 11.0% in the third quarter of 2021 to $931, due to volume growth of 2.5%, net selling price increases of 5.5% and positive foreign exchange of 3.0%. Organic sales in Latin America increased 8.0% in the third quarter of 2021. Organic sales growth was led by Mexico, Brazil, Colombia and Argentina.

The increase in organic sales in Latin America in the third quarter of 2021 versus the third quarter of 2020 was due to increases in Oral Care, Personal Care and Home Care organic sales. The increase in Oral Care was primarily due to organic sales growth in the toothpaste and manual toothbrush categories. The increase in Personal Care was primarily due to organic sales growth in the bar soap category. The increase in Home Care was primarily due to organic sales growth in the liquid cleaner and fabric softener categories, partially offset by organic sales declines in the hand dish category.

Operating profit in Latin America decreased 1% in the third quarter of 2021 to $248, or 330 bps to 26.6% as a percentage of Net sales. This decrease in Operating profit as a percentage of Net sales was primarily due to a decrease in Gross profit (290 bps) and an increase in Selling, general and administrative expenses (10 bps), both as a percentage of Net sales. This decrease in Gross profit was primarily due to significantly higher raw and packaging material costs (800 bps), partially offset by cost savings from the Company’s funding-the-growth initiatives (330 bps) and higher pricing. This increase in Selling, general and administrative expenses was due to higher overhead expenses (30 bps), driven by higher logistics costs, partially offset by decreased advertising investment (20 bps).

Europe

	Three Months Ended September 30,
	2021	2020	Change
Net sales	$718	$712	1.0%
Operating profit	$178	$169	5%
% of Net sales	24.8%	23.7%	110	bps
Net sales in Europe increased 1.0% in the third quarter of 2021 to $718 due to positive foreign exchange of 2.0%, partially offset by volume declines of 1.0% while net selling prices were flat. Organic sales in Europe decreased 1.0% in the third quarter of 2021. The organic sales declines were largely driven by the Filorga duty-free business and France, partially offset by organic sales growth in the United Kingdom and Germany.

The decrease in organic sales in Europe in the third quarter of 2021 versus the third quarter of 2020 was due to a decrease in Personal Care organic sales, partially offset by an increase in Oral Care organic sales. The decrease in Personal Care was primarily due to organic sales declines in the skin health, body wash and liquid hand soap categories. The increase in Oral Care was primarily due to organic sales growth in the toothpaste, prescription dental and manual toothbrush categories.

Operating profit in Europe increased 5% in the third quarter of 2021 to $178, or 110 bps to 24.8%, as a percentage of Net sales. This increase in Operating profit as a percentage of Net sales was primarily due to a decrease in Selling, general and administrative expenses (190 bps), partially offset by a decrease in Gross profit (110 bps), both as a percentage of Net sales. This decrease in Gross profit was primarily due to higher raw and packaging material costs (350 bps), partially offset by cost savings from the Company’s funding-the-growth initiatives (210 bps). This decrease in Selling, general and administrative expenses was due to decreased advertising investment (170 bps) and lower overhead expenses (20 bps).

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Asia Pacific

	Three Months Ended September 30,
	2021	2020	Change
Net sales	$731	$722	1.0%
Operating profit	$215	$222	(3)%
% of Net sales	29.4%	30.7%	(130)	bps
Net sales in Asia Pacific increased 1.0% in the third quarter of 2021 to $731 due to net selling price increases of 0.5% and positive foreign exchange of 1.5%, partially offset by volume declines of 1.0%. Organic sales in Asia Pacific decreased 0.5% in the third quarter of 2021. The organic sales declines were largely driven by the Greater China region and Australia, partially offset by organic sales growth in India.

The decrease in organic sales in Asia Pacific in the third quarter of 2021 versus the third quarter of 2020 was due to decreases in Personal Care and Home Care organic sales, partially offset by an increase in Oral Care organic sales. The decrease in Personal Care was primarily due to organic sales declines in the liquid hand soap and bar soap categories. The decrease in Home Care was primarily due to organic sales declines in the hand dish category. The increase in Oral Care was primarily due to organic sales growth in the toothpaste and mouthwash categories, partially offset by organic sales declines in the manual toothbrush and power toothbrush categories.

Operating profit in Asia Pacific decreased 3% in the third quarter of 2021 to $215, or 130 bps to 29.4% as a percentage of Net sales. This decrease in Operating profit as a percentage of Net sales was primarily due to an increase in Selling, general and administrative expenses (130 bps), partially offset by an increase in Gross profit (20 bps), both as a percentage of Net sales. This increase in Gross profit was primarily due to cost savings from the Company’s funding-the-growth initiatives (240 bps), and higher pricing, partially offset by significantly higher raw and packaging material costs (300 bps). This increase in Selling, general and administrative expenses was due to higher overhead expenses (110 bps), primarily driven by higher logistics costs and increased advertising investment (20 bps).

Africa/Eurasia

	Three Months Ended September 30,
	2021	2020	Change
Net sales	$258	$255	1.0%
Operating profit	$44	$61	(28)%
% of Net sales	17.1%	23.9%	(680)	bps
Net sales in Africa/Eurasia increased 1.0% in the third quarter of 2021 to $258 due to net selling price increases of 3.5% and positive foreign exchange of 2.0%, partially offset by volume declines of 4.5%. Organic sales in Africa/Eurasia decreased 1.0% in the third quarter of 2021. The organic sales declines were largely driven by the North Africa/Middle East region and South Africa, partially offset by organic sales growth in Turkiye and the Eurasia region.

The decrease in organic sales in Africa/Eurasia in the third quarter of 2021 versus the third quarter of 2020 was primarily due to a decrease in Personal Care organic sales, partially offset by an increase in Home Care organic sales. The decrease in Personal Care was primarily due to organic sales declines in the underarm protection category. The increase in Home Care was primarily due to organic sales growth in the fabric softener category.

Operating profit in Africa/Eurasia decreased 28% in the third quarter of 2021 to $44, or 680 bps to 17.1% as a percentage of Net sales. This decrease in Operating profit as a percentage of Net sales was primarily due to an increase in Selling, general and administrative expenses (380 bps) and a decrease in Gross profit (250 bps), both as a percentage of Net sales. This decrease in Gross profit was primarily due to significantly higher raw and packaging material costs (670 bps), partially offset by cost savings from the Company’s funding-the-growth initiatives (240 bps) and higher pricing. This increase in Selling, general and administrative expenses was due to higher overhead expenses (480 bps), primarily driven by higher logistics costs, partially offset by decreased advertising investment (100 bps).

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Hill’s Pet Nutrition

	Three Months Ended September 30,
	2021	2020	Change
Net sales	$845	$704	20.0%
Operating profit	$233	$196	19%
% of Net sales	27.6%	27.8%	(20)	bps
Net sales for Hill’s Pet Nutrition increased 20.0% in the third quarter of 2021 to $845 due to volume growth of 11.0%, net selling price increases of 8.0% and positive foreign exchange of 1.0%. Organic sales in Hill’s Pet Nutrition increased 19.0% in the third quarter of 2021. Organic sales growth was led by the United States and Europe.

The increase in organic sales in the third quarter of 2021 was primarily due to organic sales growth in the Science Diet and Prescription Diet categories.

Operating profit in Hill’s Pet Nutrition increased 19% in the third quarter of 2021 to $233, while as a percentage of Net sales it decreased 20 bps to 27.6%. This decrease in Operating profit as a percentage of Net sales was due to an increase in Selling, general and administrative expenses (60 bps), partially offset by an increase in Gross profit (40 bps), both as a percentage of Net sales. This increase in Gross profit was primarily due to higher pricing and cost savings from the Company’s funding-the-growth initiatives (110 bps), partially offset by significantly higher raw and packaging material costs (300 bps). This increase in Selling, general and administrative expenses was due to increased advertising investment (120 bps), partially offset by lower overhead expense (60 bps).

Corporate

	Three Months Ended September 30,
	2021	2020	Change
Operating profit (loss)	$(134)	$(122)	10%
Operating profit (loss) related to Corporate was $(134) in the third quarter of 2021 as compared to $(122) in the third quarter of 2020. In the third quarter of 2020, Corporate Operating profit (loss) included benefits of $16 resulting from the Global Growth and Efficiency Program.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Nine Months

Worldwide Net sales were $13,018 in the first nine months of 2021, up 7.0% as compared to the first nine months of 2020 due to volume growth of 1.5%, net selling price increases of 3.5% and positive foreign exchange of 2.0%. Organic sales increased 5.0% in the first nine months of 2021.

Net sales in the Oral, Personal and Home Care product segment were $10,592 in the first nine months of 2021, an increase of 5.5% as compared to the first nine months of 2020 due to net selling price increases of 3.0% and positive foreign exchange of 2.5%, while volume was flat. Organic sales in the Oral, Personal and Home Care product segment increased 3.0% in the first nine months of 2021.

The increase in organic sales in the first nine months of 2021 versus the first nine months of 2020 was due to an increase in Oral Care organic sales, partially offset by decreases in Personal Care and Home Care organic sales. The increase in Oral Care was primarily due to organic sales growth in the toothpaste, manual toothbrush and mouthwash categories. The decrease in Personal Care was primarily due to organic sales declines in the liquid hand soap and bar soap categories, partially offset by organic sales growth in the skin health category. The decrease in Home Care was primarily due to organic sales declines in the hand dish category, partially offset by organic sales growth in the fabric softener and liquid cleaner categories.

Net sales in the Hill’s Pet Nutrition segment were $2,426 in the first nine months of 2021, an increase of 16.0% from the first nine months of 2020 due to volume growth of 8.0%, net selling price increases of 5.5% and positive foreign exchange of 2.5%. Organic sales in the Hill’s Pet Nutrition segment increased 13.5% in the first nine months of 2021.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Net Sales and Operating Profit by Segment

Net sales and Operating profit by segment were as follows:

	Nine Months ended September 30,
	2021	2020
Net sales
Oral, Personal and Home Care
North America	$2,765	$2,801
Latin America	2,745	2,531
Europe	2,144	2,004
Asia Pacific	2,142	1,980
Africa/Eurasia	796	736
Total Oral, Personal and Home Care	10,592	10,052
Pet Nutrition	2,426	2,095
Total Net sales	$13,018	$12,147

Operating profit
Oral, Personal and Home Care
North America	$585	$753
Latin America	774	728
Europe	524	482
Asia Pacific	639	559
Africa/Eurasia	153	174
Total Oral, Personal and Home Care	2,675	2,696
Pet Nutrition	661	588
Corporate	(369)	(368)
Total Operating profit	$2,967	$2,916

Within the Oral, Personal and Home Care product segment, North America Net sales decreased 1.5% as volume declines of 5.0% were partially offset by net selling price increases of 3.0% and positive foreign exchange of 0.5%. Organic sales in North America decreased 2.0%. Latin America Net sales increased 8.5% driven by volume growth of 2.0% and net selling price increases of 6.5% while foreign exchange was flat. Organic sales in Latin America increased 8.5%. Europe Net sales increased 7.0% driven by volume growth of 0.5% and positive foreign exchange of 6.5% while net selling prices were flat. Organic sales in Europe increased 0.5%. Asia Pacific Net sales increased 8.0% driven by volume growth of 4.0% and positive foreign exchange of 4.5%, partially offset by net selling price decreases of 0.5%. Organic sales in Asia Pacific increased 3.5%. Africa/Eurasia Net sales increased 8.0% driven by volume growth of 3.0% and net selling price increases of 5.0% while foreign exchange was flat. Organic sales in Africa/Eurasia increased 8.0%.

In the first nine months of 2021, Operating profit (loss) related to Corporate was $(369) as compared to $(368) in the first nine months of 2020. Corporate Operating profit (loss) for the nine months ended September 30, 2020 included acquisition-related costs of $6 and benefits of $16 resulting from the Global Growth and Efficiency Program.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Gross Profit/Margin

Worldwide Gross profit increased to $7,816 in the first nine months of 2021 from $7,374 in the first nine months of 2020. Gross profit in the first nine months of 2020 included acquisition-related costs. Excluding acquisition-related costs in the first nine months of 2020, Gross profit increased to $7,816 in the first nine months of 2021 from $7,378 in the first nine months of 2020, reflecting an increase of $529 resulting from higher Net sales and a decrease of $91 resulting from lower Gross profit margin.

Worldwide Gross profit margin decreased to 60.0% in the first nine months of 2021 from 60.7% in the first nine months of 2020, due to higher raw and packaging material costs (400 bps), partially offset by cost savings from the Company’s funding-the-growth initiatives (200 bps) and higher pricing (120 bps).

	Nine Months ended September 30,
	2021	2020
Gross profit, GAAP	$7,816	$7,374
Acquisition-related costs	—	4
Gross profit, non-GAAP	$7,816	$7,378

	Nine Months ended September 30,
	2021	2020	Basis Point Change
Gross profit margin	60.0%	60.7%	(70)

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 10% to $4,809 in the first nine months of 2021 from $4,386 in the first nine months of 2020. Selling general and administrative expense in the first nine months of 2020 included benefits resulting from the Global Growth and Efficiency Program. Excluding the benefit resulting from the Global Growth and Efficiency Program in the first nine months of 2020, Selling, general and administrative expense increased to $4,809 in the first nine months of 2021 from $4,389 in the first nine months of 2020 reflecting higher overhead expenses of $287, driven by higher logistics costs, and increased advertising investment of $133.

Selling, general and administrative expenses as a percentage of Net sales increased to 36.9% in the first nine months of 2021 from 36.1% in the first nine months of 2020. This increase was due to higher overhead expenses (50 bps), driven by higher logistics costs (100 bps) which impacted all divisions, partially offset by other overhead efficiencies, and increased advertising investment (30 bps). In the first nine months of 2021, advertising investment increased as a percentage of Net sales to 11.8% from 11.5% in the first nine months of 2020, or 9.5% in absolute terms to $1,532, as compared with $1,399 in the first nine months of 2020.

	Nine Months ended September 30,
	2021	2020
Selling, general and administrative expenses, GAAP	4,809	4,386
Global Growth and Efficiency Program	—	3
Selling, general and administrative expenses, non-GAAP	$4,809	$4,389

	Nine Months ended September 30,
	2021	2020	Basis Point Change
Selling, general and administrative expenses as a percentage of Net sales	36.9%	36.1%	80
Other (Income) Expense, Net

Other (income) expense, net was $40 and $72 in the first nine months of 2021 and 2020, respectively. Excluding the benefit related to a value-added tax matter in Brazil in the first nine months of 2021 and benefits from the Global Growth and Efficiency Program and acquisition-related costs in the first nine months of 2020, Other (income) expense, net was $66 and $83 in the first nine months of 2021 and 2020, respectively.

	Nine Months ended September 30,
	2021	2020
Other (income) expense, net, GAAP	$40	$72
Value-added tax matter in Brazil	26	—
Global Growth and Efficiency Program	—	13
Acquisition-related costs	—	(2)
Other (income) expense, net, non-GAAP	$66	$83

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Operating Profit

Operating profit increased 2% to $2,967 in the first nine months of 2021 from $2,916 in the first nine months of 2020. Operating profit in the first nine months of 2021 included a benefit related to a value-added tax matter in Brazil. Operating profit in the first nine months of 2020 included acquisition-related costs and benefits from the Global Growth and Efficiency Program. Excluding these items in both periods as applicable, Operating profit increased to $2,941 in the first nine months of 2021 from $2,906 in the first nine months of 2020, primarily due to an increase in Gross profit, partially offset by an increase in Selling, general and administrative expenses.

Operating profit margin was 22.8% in the first nine months of 2021, a decrease of 120 bps compared to 24.0% in the first nine months of 2020. Excluding the items described above in both periods as applicable, Operating profit margin was 22.6% in the first nine months of 2021, a decrease of 130 bps compared to 23.9% in the first nine months of 2020, primarily due to an increase in Selling, general and administrative expenses (80 bps) and a decrease in Gross profit (70 bps), both as a percentage of Net sales.

	Nine Months ended September 30,
	2021	2020	% Change
Operating profit, GAAP	$2,967	$2,916	2%
Value-added tax matter in Brazil	(26)	—
Global Growth and Efficiency Program	—	(16)
Acquisition-related costs	—	6
Operating profit, non-GAAP	$2,941	$2,906	1%

	Nine Months ended September 30,
	2021	2020	Basis Point Change
Operating profit margin, GAAP	22.8%	24.0%	(120)
Value-added tax matter in Brazil	(0.2)	—
Global Growth and Efficiency Program	—	(0.1)
Acquisition-related costs	—	—
Operating profit margin, non-GAAP	22.6%	23.9%	(130)

Non-Service Related Postretirement Costs

Non-service related postretirement costs were $52 in the first nine months of 2021 as compared to $56 in the first nine months of 2020.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Interest (Income) Expense, Net

Interest (income) expense, net was $152 in the first nine months of 2021 as compared to $107 in the first nine months of 2020. The increase in Interest (income) expense, net in the first nine months of 2021 as compared to the first nine months of 2020, was primarily due to the loss on the early extinguishment of debt during the third quarter of 2021 of $75, representing the difference between the redemption price of the Canada notes and the carrying amount of the debt extinguished. Excluding the loss on the early extinguishment of debt, Interest (income) expense, net was $77 in the first nine months of 2021 as compared to $107 in the first nine months of 2020, primarily due to lower average interest rates on debt.

	Nine Months Ended September 30,
	2021	2020
Interest (income) expense, net, GAAP	$152	$107
Loss on early extinguishment of debt	(75)	—
Interest (income) expense, net, non-GAAP	$77	$107

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Income Taxes

The effective income tax rate was 20.2% for the third quarter of 2021 as compared to 23.0% for the third quarter of 2020. As reflected in the table below, the non-GAAP effective income tax rate was 20.7% for the third quarter of 2021, as compared to 23.0% in the comparable period of 2020.

The effective income tax rate was 22.2% for the first nine months of 2021 as compared to 21.2% for the first nine months of 2020. As reflected in the table below, the non-GAAP effective income tax rate was 22.3% for the first nine months of 2021, as compared to 23.9% in the comparable period of 2020.

The quarterly provision for income taxes is determined based on the Company’s estimated full year effective income tax rate adjusted by the amount of tax attributable to infrequent or unusual items that are separately recognized on a discrete basis in the income tax provision in the quarter in which they occur. The Company’s current estimate of its full year effective income tax rate before discrete period items is 22.6%, compared to 24.0% in the third quarter of 2020. See Note 10, Income Taxes to the Condensed Consolidated Financial Statements for additional details.

	Three Months Ended September 30,
	2021			2020
	Income Before Income Taxes	Provision For Income Taxes(1)	Effective Income Tax Rate(2)	Income Before Income Taxes	Provision For Income Taxes(1)	Effective Income Tax Rate(2)
As Reported GAAP	$853	$172	20.2%	$967	$222	23.0%
Loss on early extinguishment of debt	75	20	0.5%	—	—	—
Global Growth and Efficiency Program	—	—	—	(16)	(3)	—
Non-GAAP	$928	$192	20.7%	$951	$219	23.0%

	Nine Months ended September 30,
	2021			2020
	Income Before Income Taxes	Provision For Income Taxes(1)	Effective Income Tax Rate(2)	Income Before Income Taxes	Provision For Income Taxes(1)	Effective Income Tax Rate(2)
As Reported GAAP	$2,763	$613	22.2%	$2,753	$585	21.2%
Value-added tax matter in Brazil	(26)	(6)	—	—	—	—
Loss on early extinguishment of debt	75	20	0.1%	—	—	—
Global Growth and Efficiency Program	—	—	—	(16)	(3)	—
Subsidiary and operating structure initiatives	—	—	—	—	71	2.7%
Acquisition-related costs	—	—	—	6	2	—
Non-GAAP	$2,812	$627	22.3%	2,743	655	23.9%
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
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Net Income Attributable to Colgate-Palmolive Company and Earnings Per Share

Net income attributable to Colgate-Palmolive Company in the first nine months of 2021 decreased to $2,018 from $2,048 in the comparable 2020 period. Earnings per common share on a diluted basis was $2.38 in the first nine months of 2021 and 2020. Net income attributable to Colgate-Palmolive Company in the first nine months of 2021 included a benefit related to a value-added tax matter in Brazil and a loss on the early extinguishment of debt. Net income attributable to Colgate-Palmolive Company in the comparable 2020 period included benefits resulting from Global Growth and Efficiency Program, acquisition-related costs and a benefit related to subsidiary and operating structure initiatives.

Excluding the items described above in both periods as applicable, Net income attributable to Colgate-Palmolive Company in the first nine months of 2021 increased 4% to $2,053 from $1,968 in the first nine months of 2020, and Earnings per common share on a diluted basis increased 6% to $2.42 in the first nine months of 2021 from $2.29 in the first nine months of 2020.

	Nine Months Ended September 30, 2021
	Income Before Income Taxes	Provision For Income Taxes(1)	Net Income Including Noncontrolling Interests	Net Income Attributable To Colgate-Palmolive Company	Diluted Earnings Per Share(2)
As Reported GAAP	$2,763	$613	$2,150	$2,018	$2.38
Value-added tax matter in Brazil	(26)	(6)	(20)	(20)	(0.02)
Loss on early extinguishment of debt	75	20	55	55	0.06
Non-GAAP	$2,812	$627	$2,185	$2,053	$2.42

	Nine Months Ended September 30, 2020
	Income Before Income Taxes	Provision For Income Taxes(1)	Net Income Including Noncontrolling Interests	Net Income Attributable To Colgate-Palmolive Company	Diluted Earnings Per Share(2)
As Reported GAAP	$2,753	$585	$2,168	$2,048	$2.38
Global Growth and Efficiency Program	(16)	(3)	(13)	(13)	(0.02)
Subsidiary and operating structure initiatives	—	71	(71)	(71)	(0.08)
Acquisition-related costs	6	2	4	4	0.01
Non-GAAP	$2,743	$655	$2,088	$1,968	$2.29
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

Net sales growth (GAAP) and organic sales growth (Net sales growth excluding the impact of foreign exchange, acquisitions and divestments) (non-GAAP) are discussed in this Quarterly Report on Form 10-Q. Management believes the organic sales growth measure provides investors and analysts with useful supplemental information regarding the Company’s underlying sales trends by presenting sales growth excluding the external factor of foreign exchange, as well as the impact of acquisitions and divestments, as applicable. A reconciliation of organic sales growth to Net sales growth for the three and nine months ended September 30, 2021 is provided below.

Worldwide Gross profit, Gross profit margin, Other (income) expense, net, Operating profit, Operating profit margin, effective income tax rate, Net income attributable to Colgate-Palmolive Company and Earnings per share on a diluted basis are discussed in this Quarterly Report on Form 10-Q both on a GAAP basis and excluding, as applicable, a value-added tax matter in Brazil, benefits resulting from the Global Growth and Efficiency Program, a loss on the early extinguishment of debt, acquisition-related costs and a benefit related to a reorganization of the ownership structure of certain foreign subsidiaries and a new operating structure implemented within one of the Company’s divisions. These non-GAAP financial measures exclude items that, either by their nature or amount, management would not expect to occur as part of the Company’s normal business on a regular basis, such as restructuring charges, charges for certain litigation and tax matters, gains and losses from certain acquisitions, divestitures and certain other unusual, non-recurring items. Investors and analysts use these financial measures in assessing the Company’s business performance, and management believes that presenting these financial measures on a non-GAAP basis provides them with useful supplemental information to enhance their understanding of the Company’s underlying business performance and trends. These non-GAAP financial measures also enhance the ability to compare period-to-period financial results. A reconciliation of each of these non-GAAP financial measures to the most directly comparable GAAP financial measures for the three and nine months ended September 30, 2021 and 2020 is presented within the applicable section of Results of Operations.

The following tables provide a quantitative reconciliation of Net sales growth to organic sales growth for the three and nine months ended September 30, 2021:

Three Months Ended September 30, 2021	Net Sales Growth (GAAP)	Foreign Exchange Impact	Acquisitions and Divestments Impact	Organic Sales Growth (Non-GAAP)
Oral, Personal and Home Care
North America	1.0%	0.5%	—%	0.5%
Latin America	11.0%	3.0%	—%	8.0%
Europe	1.0%	2.0%	—%	(1.0)%
Asia Pacific	1.0%	1.5%	—%	(0.5)%
Africa/Eurasia	1.0%	2.0%	—%	(1.0)%
Total Oral, Personal and Home Care	3.5%	2.0%	—%	1.5%
Pet Nutrition	20.0%	1.0%	—%	19.0%
Total Company	6.5%	2.0%	—%	4.5%

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Nine Months Ended September 30, 2021	Net Sales Growth (GAAP)	Foreign Exchange Impact	Acquisitions and Divestments Impact	Organic Sales Growth (Non-GAAP)
Oral, Personal and Home Care
North America	(1.5)%	0.5%	—%	(2.0)%
Latin America	8.5%	—%	—%	8.5%
Europe	7.0%	6.5%	—%	0.5%
Asia Pacific	8.0%	4.5%	—%	3.5%
Africa/Eurasia	8.0%	—%	—%	8.0%
Total Oral, Personal and Home Care	5.5%	2.5%	—%	3.0%
Pet Nutrition	16.0%	2.5%	—%	13.5%
Total Company	7.0%	2.0%	—%	5.0%

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

Net cash provided by operations decreased 19% to $2,219 in the first nine months of 2021, compared with $2,756 in the comparable period of 2020, primarily due to higher working capital and higher taxes paid. The Company continues to be tightly focused on working capital. The Company’s working capital was (3.8%) as a percentage of Net sales as of September 30, 2021 as compared to (5.7%) as of September 30, 2020. The Company defines working capital as the difference between current assets (excluding Cash and cash equivalents and marketable securities, the latter of which is reported in Other current assets) and current liabilities (excluding short-term debt).

Investing activities used $462 of cash in the first nine months of 2021, compared with $668 in the comparable period of 2020. Investing activities in the first nine months of 2020 included the Company’s acquisition of hello for cash consideration of $351. This acquisition was financed with a combination of debt and cash.

Capital spending was $374 in the first nine months of 2021 compared to $249 in the comparable period of 2020. Capital expenditures for 2021 are expected to be approximately 3.0% to 3.5% of Net sales. The Company continues to focus its capital spending on projects that are expected to yield high aftertax returns.

Financing activities used $1,668 of cash during the first nine months of 2021, compared with $1,968 used in the comparable period of 2020. This primarily reflects a net increase in commercial paper borrowing in the first nine months of 2021 compared with the comparable period of 2020. This source of cash was partially offset by higher share repurchases associated with the share repurchase program, lower proceeds from the exercise of stock options and higher principal payments on debt in the first nine months of 2021 compared with the comparable period of 2020. As previously disclosed, during the year ended December 31, 2020, the Company moderated its share repurchases, net of proceeds from the exercise of stock options, to reduce incremental debt levels related to acquisitions. During the first nine months of 2021, the Company’s share repurchases, net returned to historical levels.

Long-term debt, including the current portion, increased to $7,693 as of September 30, 2021, as compared to $7,343 as of December 31, 2020, and total debt was $7,696 as of September 30, 2021, as compared to $7,601 as of December 31, 2020. The Company’s debt issuances support the Company’s capital structure objectives of funding its business and growth initiatives while minimizing its risk-adjusted cost of capital.

In 1990, CP Canada, issued C$145 of Canadian dollar-denominated unsecured unsubordinated 12.85% guaranteed notes due October 4, 2030. On August 26, 2021, CP Canada redeemed the Canada notes and recorded a loss on the early extinguishment of debt of $75 pretax ($55 aftertax), which is included in Interest (income) expense, net in the Consolidated Statements of Income, representing the difference between the redemption price and the carrying amount of the debt extinguished.

Domestic and foreign commercial paper outstanding was $1,633 and $91 as of September 30, 2021 and 2020, respectively. The average daily balances outstanding for commercial paper in the first nine months of 2021 and 2020 were $2,061 and $1,110, respectively. The Company classifies commercial paper and certain current maturities of notes payable as long-term debt when it has the intent and ability to refinance such obligations on a long-term basis, including, if necessary, by utilizing its unused lines of credit (including under the facilities discussed below) or by issuing long-term debt pursuant to an effective shelf registration statement. In August 2021, the Company entered into a new $3,000 five-year revolving credit facility with a syndicate of banks for a five-year term expiring August 2026, which replaced, on substantially similar terms, the Company's $2,650 revolving credit facility that was scheduled to expire in November 2024. Commitment fees related to the credit facility are not material. The Company's $1,500 364-day credit facility with a syndicate of banks expired in August 2021 and was not renewed.

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

Cash and cash equivalents increased $70 during the first nine months of 2021 to $958 at September 30, 2021, compared to $888 at December 31, 2020, the majority of which ($897 and $832, respectively) was held by the Company’s foreign subsidiaries.

During the nine months ended September 30, 2021, COVID-19 did not have a significant impact on the Company’s liquidity for its continued operating and cash needs. For more information regarding the impact of COVID-19, see “Executive Overview” above and “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

As previously disclosed, as of the date of the annual goodwill impairment test, for the recently acquired Filorga business, where there is inherently a lower surplus of fair value over carrying value, the estimated fair value of the Filorga reporting unit exceeded its carrying value by less than 5%. Either a reduction in the long-term growth rate of 25 basis points or an increase in the discount rate of 25 basis points would result in the fair value of the Filorga reporting unit approximating its carrying value.

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

Cautionary Statement on Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the SEC in its rules, regulations and releases that set forth anticipated results based on management’s current plans and assumptions. Such statements may relate, for example, to sales or volume growth, net selling price increases, organic sales growth, profit or profit margin levels, earnings per share levels, financial goals, the impact of foreign exchange volatility, the impact of COVID-19, cost-reduction plans, tax rates, new product introductions, commercial investment levels, acquisitions, divestitures, share repurchases, or legal or tax proceedings, among other matters. These statements are made on the basis of the Company’s views and assumptions as of this time and the Company undertakes no obligation to update these statements whether as a result of new information, future events or otherwise, except as required by law or by the rules and regulations of the SEC. Moreover, the Company does not, nor does any other person, assume responsibility for the accuracy and completeness of those statements. The Company cautions investors that any such forward-looking statements are not guarantees of future performance and that actual events or results may differ materially from those statements. Actual events or results may differ materially because of factors that affect international businesses and global economic conditions, as well as matters specific to the Company and the markets it serves, including the uncertain economic and political environment in different countries and its effect on consumer spending habits, foreign currency rate fluctuations, exchange controls, tariffs, price or profit controls, labor relations, changes in foreign or domestic laws, or regulations or their interpretation, political and fiscal developments, including changes in trade, tax and immigration policies, increased competition and evolving competitive practices (including from the growth of eCommerce and the entry of new competitors and business models), the ability to operate and respond effectively during a pandemic, epidemic or widespread public health concern, including COVID-19, ability to manage disruptions in our global supply chain and/or key office facilities, ability to manage the availability and cost of raw and packaging materials and logistics costs, the ability to maintain or increase selling prices as needed, changes in the policies of retail trade customers, the emergence of alternative retail channels, the growth of eCommerce and the rapidly changing retail landscape (as consumers increasingly shop online), the ability to develop innovative new products, the ability to continue lowering costs and operate in an agile manner, the ability to maintain the security of our information technology systems from a cyber-security incident or data breach, the ability to address the effects of climate change and achieve our sustainability and social impact goals, the ability to complete acquisitions and divestitures as planned, the ability to successfully integrate acquired businesses, the ability to attract and retain key employees and integrate diversity, equity and inclusion initiatives across our organization, the uncertainty of the outcome of legal proceedings, whether or not the Company believes they have merit, and the ability to address uncertain or unfavorable global economic conditions, disruptions in the credit markets and tax matters. For information about these and other factors that could impact the Company’s business and cause actual results to differ materially from forward-looking statements, refer to the Company’s filings with the SEC (including, but not limited to, the information set forth under the captions “Risk Factors” and “Cautionary Statement on Forward-Looking Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 and subsequent Quarterly Reports on Form 10-Q).

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

COLGATE-PALMOLIVE COMPANY

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chairman of the Board, President and Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2021 (the “Evaluation”). Based upon the Evaluation, the Company’s Chairman of the Board, President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) are effective.

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

The following table shows the stock repurchase activity for the three months ended September 30, 2021:

Month	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(3) (in millions)
July 1 through 31, 2021	731,516	$82.62	705,454	$1,071
August 1 through 31, 2021	1,305,856	$78.56	1,304,000	$968
September 1 through 30, 2021	1,032,307	$76.93	984,150	$892
Total	3,069,679	$78.98	2,993,604

(1) Includes share repurchases under the 2018 Program and those associated with certain employee elections under the Company’s compensation and benefit programs.
(2) The difference between the total number of shares purchased and the total number of shares purchased as part of publicly announced plans or programs is 76,075 shares, which represents shares deemed surrendered to the Company to satisfy certain employee elections under the Company’s compensation and benefit programs.
(3) Includes approximate dollar value of shares that were available to be purchased under the publicly announced plans or programs that were in effect as of September 30, 2021.

COLGATE-PALMOLIVE COMPANY

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not Applicable.

Item 5.    Other Information

The Company currently maintains the Colgate-Palmolive Company Above and Beyond Plan (the “A&B Plan”) for the benefit of eligible executives of the Company and its designated subsidiaries. On October 28, 2021, the Company’s Board of Directors terminated the A&B Plan, effective as of June 30, 2022, and discontinued the following components of the A&B Plan prior to the termination date: (1) no new cash allowances shall be provided to any eligible executive for years after December 31, 2021; (2) enhanced long-term disability coverage shall be discontinued effective as of December 31, 2021; and (3) no eligible executive who dies after December 31, 2021 shall be eligible for the death in service benefit.

COLGATE-PALMOLIVE COMPANY

Item 6.    Exhibits

Exhibit No.	Description
10-A	Five Year Credit Agreement, dated as of August 20, 2021, by and among Colgate-Palmolive Company, as Borrower, Citibank, N.A., as Administrative Agent and Arranger, and the Lenders party thereto.**

10-B	Colgate-Palmolive Company Deferred Compensation Plan, amended and restated, effective as of October 28, 2021.* **

31-A	Certificate of the Chairman of the Board, President and Chief Executive Officer of Colgate-Palmolive Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.**

31-B	Certificate of the Chief Financial Officer of Colgate-Palmolive Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.**

32
Certificate of the Chairman of the Board, President and Chief Executive Officer and the Chief Financial Officer of Colgate-Palmolive Company pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350.***

101	The following materials from Colgate-Palmolive Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2021, formatted in Inline eXtensible Business Reporting Language (Inline XBRL): (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Changes in Shareholders’ Equity; and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

__________
* Indicates a management contract or compensatory plan or arrangement.

** Filed herewith.

*** Furnished herewith.

COLGATE-PALMOLIVE COMPANY
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLGATE-PALMOLIVE COMPANY
(Registrant)

Principal Executive Officer:

October 29, 2021	/s/ Noel R. Wallace
Noel R. Wallace
Chairman of the Board, President and Chief Executive Officer

Principal Financial Officer:

October 29, 2021	/s/ Stanley J. Sutula III
Stanley J. Sutula III
Chief Financial Officer

Principal Accounting Officer:

October 29, 2021	/s/ Philip G. Shotts
Philip G. Shotts
Vice President and Controller