Form 10-K
period 2021-12-31
COLGATE PALMOLIVE CO
filed 2022-02-17
CIK 21665

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended December 31, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                  to                          .
Commission File Number 1-644

COLGATE-PALMOLIVE COMPANY
(Exact name of registrant as specified in its charter)

Delaware		13-1815595
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
300 Park Avenue
New York,	New York	10022
(Address of principal executive offices)		(Zip Code)
Registrant’s telephone number, including area code 212-310-2000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $1.00 par value	CL	New York Stock Exchange
0.500% Notes due 2026	CL26	New York Stock Exchange
0.300% Notes due 2029	CL29	New York Stock Exchange
1.375% Notes due 2034	CL34	New York Stock Exchange
0.875% Notes due 2039	CL39	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of Colgate-Palmolive Company Common Stock held by non-affiliates as of June 30, 2021 (the last business day of its most recently completed second quarter) was approximately $68.6 billion.
There were 840,487,222 shares of Colgate-Palmolive Company Common Stock outstanding as of January 31, 2022.
DOCUMENTS INCORPORATED BY REFERENCE:

Documents	Form 10-K Reference
Portions of Proxy Statement for the 2022 Annual Meeting of Stockholders	Part III, Items 10 through 14

Colgate-Palmolive Company

PART I

ITEM 1.    BUSINESS

(a) General Development of the Business

Colgate-Palmolive Company (together with its subsidiaries, “we,” “us,” “our,” the “Company” or “Colgate”) is a caring, innovative growth company reimagining a healthier future for all people, their pets and our planet. We seek to deliver sustainable, profitable growth and superior shareholder returns, as well as provide Colgate people with an innovative and inclusive work environment. We do this by developing and selling products globally that make people’s and their pets’ lives healthier and more enjoyable and by embracing our sustainability and social impact and diversity, equity and inclusion (“DE&I”) strategies across our organization. Our products are marketed in over 200 countries and territories throughout the world. Colgate was founded in 1806 and incorporated under the laws of the State of Delaware in 1923.

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

Sales of Oral, Personal and Home Care products accounted for 44%, 20% and 17%, respectively, of our total worldwide Net sales in 2021. Geographically, Oral Care is a significant part of our business in Asia Pacific, comprising approximately 81% of Net sales in that region for 2021.

Through our Hill’s Pet Nutrition segment (“Hill’s” or “Pet Nutrition”), we are a world leader in specialty pet nutrition products for dogs and cats with products marketed in over 80 countries and territories worldwide. Hill’s markets pet foods primarily under two brands. Hill’s Science Diet, which is called Hill’s Science Plan in Europe, is a range of products for everyday nutritional needs. Hill’s Prescription Diet is a range of therapeutic products to help nutritionally manage disease conditions in dogs and cats. Sales of Pet Nutrition products accounted for 19% of our total worldwide Net sales in 2021.

For more information regarding our worldwide Net sales by product category, refer to Note 1, Nature of Operations and Note 14, Segment Information to the Consolidated Financial Statements.

For additional information regarding market share data, see “Market Share Information” in Part II, Item 7 of this report.

Distribution; Raw Materials; Competition; Trademarks and Patents

Our Oral, Personal and Home Care products are sold to a variety of traditional and eCommerce retailers, wholesalers and distributors worldwide. Pet Nutrition products are sold by authorized pet supply retailers, veterinarians and eCommerce retailers. Certain of our products are also sold direct-to-consumer. Our sales to Walmart, Inc. and its affiliates represent approximately 12% of our Net sales in 2021. No other customer represents more than 10% of our Net sales. We support our products with advertising, promotion and other marketing (with increasing emphasis on digital) to build awareness and trial of our products. Our products are marketed by a direct sales force at individual operating subsidiaries or business units and by distributors or brokers.

The majority of raw and packaging materials used in our products are purchased from other companies and is available from several sources. No single raw or packaging material represents, and no single supplier provides, a significant portion of our total material requirements. We do, however, purchase certain key raw and packaging materials from single-source suppliers or a limited number of suppliers. For certain materials, however, new suppliers may have to be qualified under industry, governmental and/or Colgate standards, which can require additional investment and take a significant period of time. Raw and packaging material commodities, such as essential oils, resins, tropical oils, pulp, tallow, corn, poultry and soybeans, are subject to market price variations. For further information regarding the impact of changes in commodity prices, see Item 1A, “Risk Factors - Volatility in material and other costs could adversely impact our profitability” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our products are sold in a highly competitive global marketplace which has experienced increased retail trade concentration, the rapid growth of eCommerce, the integration of traditional and digital operations at key retailers and the growing presence of large-format retailers, discounters and eCommerce retailers. Products similar to those that we produce and sell are available from multinational and local competitors in the U.S. and overseas. Certain of our competitors are larger and have greater resources than we do. In addition, the substantial growth in eCommerce has encouraged the entry of new competitors and business models. In certain geographies, we also face strong local competitors, who may be more agile and have better local consumer insights than we do. Private label brands sold by retailers are also a source of competition for certain of our products.

The retail landscape in many of our markets continues to evolve as a result of the rapid growth of eCommerce retailers, changing consumer preferences (as consumers increasingly shop online and via mobile and social applications) and the increased presence of alternative retail channels, such as subscription services and direct-to-consumer businesses. These trends have accelerated during the COVID-19 pandemic. At the same time, during the COVID-19 pandemic, we have experienced disruptions in certain channels, including travel retail. We also continue to see changes in the purchasing patterns of our consumers, including the nature and/or frequency of visits by consumers to retailers and dental, veterinary and skin health professionals as well as a shift, in many markets, to purchasing our products online. We face competition in several aspects of our business, including pricing, promotional activities, new product and brand introductions and expansion into new geographies and channels. Product quality, innovation, brand recognition, marketing capability and acceptance of new products and brands largely determine success in Colgate’s operating segments.

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

During the COVID-19 pandemic, many of the communities in which we manufacture, market and sell our products experienced and in some cases continue to experience “stay at home” orders, travel or movement restrictions and other government actions to reduce the spread and address the impact of COVID-19, and have implemented varying policies to address the pandemic, resume economic activity and vaccinate their populations. Because the vast majority of our products (such as oral care products, soaps and other personal hygiene products, home cleaners and pet food) have been deemed essential for the health and well-being of people and their pets, we have, in most instances, been able to continue operating our business, although not always at full capacity. In doing so, the health, safety and well-being of our employees and their families has been and remains our first priority. In addition, some of our suppliers, customers, distributors, logistics providers and service providers have experienced disruptions to their businesses.

We saw a significant increase in demand across many of our categories, such as liquid hand soap, dish liquid, bar soap and cleaners, during 2020 as a result of the COVID-19 pandemic, driven by consumer pantry-loading and increased consumption of our products. While consumer demand for most of these categories declined year-over-year in 2021, most remained above historical levels, and we believe that some of this increase in consumption is sustainable in light of changes in consumer behavior related to COVID-19. Across our business, changes in consumer demand for our products vary by product category and geography depending on, among other things, the severity of the COVID-19 outbreak, the availability of our products at retailers and supply chain disruptions.
The COVID-19 pandemic and government steps to reduce the spread and address the impact of COVID-19 have impacted and may continue to impact our consumers’ ability to purchase and our ability to manufacture and distribute our products. While we believe that, in the long-term, consumer demand for the products in our categories will continue to be strong, uncertainties continue surrounding the timing and duration of the pandemic and the recovery from it. COVID-19 has also disrupted our retail customers, contract manufacturers, logistics providers and other third parties; their ability to address COVID-19 and maintain their operations at full capacity has impacted and may continue to impact sales of and consumer access to our products. In particular, COVID-19 has disrupted, and may continue to disrupt, the travel retail channel. We expect the ongoing economic impact, health concerns associated with COVID-19 and supply chain disruptions to continue to impact consumer behavior, shopping patterns and consumption preferences during 2022.

For additional information regarding COVID-19’s impact on our business, see Part I, Item 1A “Risk Factors” and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Executive Overview.”

Government Regulations

As a global company, we are subject to extensive governmental regulations, including environmental rules and regulations, in the U.S. and abroad. The most significant government regulations that impact our business are discussed below. It is our policy and practice to comply with all government regulations applicable to our business. In 2021, compliance with these regulations did not have, and we do not expect such compliance in the future to have, a material adverse effect on our capital expenditures, earnings or competitive position. For further discussion of how global legal and regulatory requirements may impact our business, see Part I, Item 1A, “Risk Factors.”

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

Trade Compliance: We are subject to laws and sanctions imposed by the U.S., including, without limitation, those imposed by the U.S. Treasury Department’s Office of Foreign Asset Control (“OFAC”), and/or by other jurisdictions that may prohibit us or certain of our affiliates from doing business in certain countries or restrict the kind of business that may be conducted.

Human Capital Management

Human capital matters at Colgate are managed by our Global Human Resources function, led by our Chief Human Resources Officer, with oversight from the Personnel and Organization Committee of our Board of Directors (the “Board”). As of December 31, 2021, we had approximately 33,800 employees based in over 100 countries. Approximately 70% of our revenues are generated from markets outside the U.S. and 86% of our employees are located outside the U.S. Approximately 36% of our employees are based in Asia Pacific, 30% are based in Latin America, 15% are based in Europe, 14% are based in North America and 5% are based in Africa/Eurasia. Our global workforce covers a broad range of functions, from manufacturing employees to management personnel and certain of our employees are represented by unions or works councils.

Colgate’s Culture and Core Values

As we work to achieve Colgate’s purpose to reimagine a healthier future for all people, their pets and our planet, Colgate people, working around the world, share a commitment to our three core corporate values: Caring, Global Teamwork and Continuous Improvement. These values are reflected not only in the quality of our products and reputation, but also in our dedication to serving the communities where we live and work, as reflected in our sustainability and social impact and DE&I strategies. With these values, we work to maintain a strong culture based on integrity, ethical behavior and a commitment to doing the right thing. Underlying these values and our strong culture is the commitment of all Colgate people to maintain the highest ethical standards and demonstrate ethical leadership, including compliance with Colgate policies and our Code of Ethics.

CARING: We care about people — Colgate people, consumers, customers, stockholders, business partners and people in the communities where we live and work. We are committed to acting with compassion, integrity, honesty and high ethics in all situations and to providing our employees with an innovative and inclusive work environment. As a reflection of Colgate’s caring value, during the COVID-19 pandemic, protecting the health, safety and well-being of Colgate people and their families has been and remains our first priority. While we have reopened most of our offices, in some instances on a limited and voluntary basis, many of our office-based employees globally continue to work from home. We have implemented additional health and safety measures consistent with government recommendations and/or requirements to help ensure employee safety in our offices, production facilities, warehouses and technology centers. These measures may include: health and temperature screening, social distancing and personal protective equipment protocols, hand washing, contact tracing, enhanced cleaning procedures, respiratory hygiene, education and, in some instances, testing and/or vaccination requirements. We also leveraged our available technologies to maximize our connectivity and productivity and drew upon new capabilities gained through our focus on digital transformation to help to keep our people connected during the COVID-19 pandemic. We have also offered Colgate people and their families enhanced mental health and wellness benefit offerings, including counseling, paid leave to care for family members and flexible schedules to adapt to changing circumstances, and have provided ongoing health and safety education, including bringing in experts on infectious diseases and COVID-19 vaccines. Combined with the fact that the vast majority of our products have been deemed essential for the health and well-being of people and their pets, these efforts have, in most instances, enabled us to continue to operate during the pandemic providing consumers with the health and hygiene products they need and want.

GLOBAL TEAMWORK: All Colgate people are part of a global team, committed to working and collaborating together across functions and countries. Only by sharing ideas, technologies and talents can we achieve and sustain profitable growth.

CONTINUOUS IMPROVEMENT: We are committed to getting better every day in all that we do, as individuals and as teams. We continue to drive a continuous learning culture and transform our learning strategy to better meet the evolving expectations of our people. We provide our employees with learning experiences focused on building leadership skills and offer training programs that are closely aligned with our business strategy. Specifically, we are implementing new ways of working and instilling a growth mindset to drive innovation with focus, empowerment, experimentation and digitization. For example, in 2021, we implemented required training for all salaried and clerical employees to support our focus on digital with courses that demonstrate the importance of digital and what it means to have a digital culture. We are also committed to listening to our employees and seeing how the company is evolving and growing through regular employee engagement surveys.

Diversity, Equity & Inclusion

We believe our people are crucial to our ongoing business success and aim to recruit, develop and retain strong and diverse talent. We celebrate differences, promote an equitable and inclusive environment and value the contributions of all Colgate people. At Colgate, we are proud of our collaborative spirit – what we call The Power of WE. As a truly global company, we are working to ensure that our workforce reflects the diversity of the communities in which we live and work. As of December 31, 2021, our global workforce was approximately 60% male and 40% female. Women represented approximately 53% of our salaried and clerical employees, 40% of Colgate’s executives and 33% of senior leadership. Measuring the race/ethnicity of our workforce is challenging to do on a global basis. In the U.S., on an employee self-reported basis, the racial/ethnic composition of our workforce was approximately 67% White, 9% Asian, 9% Black, 9% Hispanic, 4% unidentified and 2% Other. The racial/ethnic composition of our executives was approximately 60% White, 17% Hispanic, 14% Asian, 7% Black, 1% unidentified and 1% Other and the composition of senior leadership was approximately 63% White, 18% Hispanic, 10% Black and 9% Asian. “Other” refers to American Indian/Alaska Native, two or more races or Native Hawaiian/other Pacific Islander. In this section, “executives” refers to those employees who are eligible to participate in Colgate’s equity incentive compensation plans and “senior leadership” refers to employees who are Vice Presidents and above.

We are committed to providing all of our employees with an equitable and inclusive work environment, learning opportunities and promotion and growth opportunities. A vital piece of our DE&I strategy has been ensuring that our succession planning process incorporates the advancement of women and people of all cultures, including underrepresented communities. To help further foster inclusiveness, we support employee resource groups for team members of many different underrepresented communities. Each of these resource groups contributes to our inclusive work environment by developing and implementing programs to promote business and community involvement as well as cultural awareness. We also partner with external organizations to develop an inclusive and supportive work environment.

Our global DE&I strategy aims to further advance our commitment to become an even more diverse, equitable and inclusive organization. The four pillars of our strategy are People, Community, Supplier Diversity and Communication. Consistent with this strategy, we are working to implement policies, learning experiences and processes that promote awareness, empathy, advocacy and opportunity; become an ally for positive change for the underserved in communities in which we live and work; support minority and women-owned suppliers to enable success of diversity-owned businesses; and promote dialogue around DE&I to increase awareness and advance the culture change to achieve our vision. In 2021, we released our first DE&I Report, which is available on the Colgate website. In addition, we instituted mandatory allyship and unconscious bias training for all salaried and clerical employees at Colgate to help our employees better understand DE&I concepts and embed allyship as a daily practice. Our Board, through its Personnel and Organization Committee, receives regular updates from management on our DE&I efforts.

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

Compensation Philosophy

Given the importance of Colgate people to our business success, motivating and retaining critical talent is a key focus. We view compensation as an important tool to motivate leaders at all levels of the organization. For information regarding our compensation philosophy and executive compensation programs, please see our Proxy Statement to be filed with the United States Securities and Exchange Commission (the “SEC”) in connection with the 2022 Annual Meeting of Stockholders.

Sustainability

We view sustainability as being critically important to our overall business and growth strategy. In November 2020, we announced our 2025 Sustainability & Social Impact Strategy, focusing on three key ambitions — preserving our environment by accelerating action on climate change and reducing our environmental footprint; helping millions of homes by empowering people to develop healthier habits; and driving social impact with a commitment to helping to ensure the well-being of all people and their pets. These ambitions are supported by actionable targets consistent with our continued commitment to building environmental and social consciousness into our decision-making.

In 2021, we made progress on the targets set forth in our 2025 Sustainability & Social Impact Strategy.

Reduce Plastic Waste: As a positive step toward achieving our targets to reduce the use of new plastic by a third and make our packaging 100% recyclable, reusable or compostable by 2025, we are working to implement our first-of-its-kind recyclable toothpaste tube across our toothpaste portfolio. We also launched Colgate Keep, our first-of-its-kind manual toothbrush with a replaceable head and a reusable aluminum handle for 80% less plastic waste compared to similarly sized Colgate toothbrushes.

Accelerate Action on Climate Change and Conserve Water: To support our goal to become net zero carbon in our operations by 2040, we have built renewable energy roadmaps at each of our operational sites across the world and have engaged all of our Tier 1 Suppliers in support of our goal to reduce their greenhouse gas emissions by 30% (versus 2018). With our Save Water campaign, we estimate that our consumers have contributed to an avoidance of approximately 206 billion gallons of water and 10.8 million metric tons of CO2 emissions, since its launch in 2016.

Ingredient Transparency: We continue to promote ingredient transparency and seek to follow the highest safety and efficacy standards as we formulate our products. We have rolled out a new “Fragrance & Flavors Share for Good” ingredient transparency program, which provides additional ingredient information.

Social Impact: Colgate Bright Smiles, Bright Futures is our flagship oral health education and well-being initiative. Since the program was established in 1991, we have reached over 1.4 billion children and their families in more than 80 countries.

During the fourth quarter of 2021, to help support and further our 2025 Sustainability & Social Impact Strategy, the Company issued €500 of eight-year notes at a fixed coupon rate of 0.300% (the “Sustainability Bond”). An amount equal to the net proceeds of the Sustainability Bond will be used to finance or refinance, in part or in full, new and existing projects and programs with distinct environmental or social benefits pursuant to our Sustainable Financing Framework.

Additional information about our sustainability strategy and achievements can be found on the Sustainability section of our website.

Information about our Executive Officers

The following is a list of our executive officers as of February 17, 2022:

Name	Age	Date First Elected Officer	Present Title
Noel R. Wallace	57	2009	Chairman of the Board, President and Chief Executive Officer
Stanley J. Sutula III	56	2020	Chief Financial Officer
Patricia Verduin	62	2011	Chief Technology Officer
Jennifer M. Daniels	58	2014	Chief Legal Officer and Secretary
Philip G. Shotts	67	2018	Vice President and Controller
John W. Kooyman	57	2019	Chief of Staff
Prabha Parameswaran	63	2019	Group President, Growth and Strategy
Panagiotis Tsourapas	57	2019	Group President, Europe and Developing Markets
Sally Massey	48	2020	Chief Human Resources Officer

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

We operate on a global basis serving consumers in more than 200 countries and territories with approximately 70% of our Net sales originating in markets outside the U.S. While geographic diversity helps to reduce our exposure to risks in any one country or part of the world, it also means that we face risks associated with significant international operations, including, but not limited to:

•changing macroeconomic conditions in our markets, including as a result of inflation, volatile commodity prices and increases in the cost of raw and packaging materials, labor, energy and logistics;

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

In addition, there continue to be uncertainties related to the United Kingdom’s exit from the European Union (“EU”) (commonly referred to as Brexit), including the long-term impact of the bilateral trade and cooperation deal governing the future relationship between the United Kingdom and the EU (the “EU-UK Trade and Cooperation Agreement”). These uncertainties include the impact of the EU-UK Trade and Cooperation Agreement on businesses in the EU and the United Kingdom and how the new relationship between the EU and the United Kingdom will develop over time, including disruptions to trade and the free movement of goods, services and people to and from the United Kingdom, increased foreign exchange volatility with respect to the British pound and/or the euro and disruptions to our workforce and that of our suppliers and business partners. We do not, however, believe Brexit has had or will have a material impact on our business, results of operations, cash flows or financial condition.

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

We face competition in several aspects of our business, including pricing, promotional activities, new product introductions and expansion into new geographies and channels. Some of our competitors may spend more aggressively on or have more effective advertising and promotional activities than we do, introduce competing products more quickly and/or respond more effectively to business and economic conditions and changing consumer preferences, including by launching innovative new products. Such competition also extends to administrative and legal challenges of product claims and advertising. Our success is increasingly dependent on our ability to effectively leverage digital technology and data analytics to gain new commercial insights and develop relevant marketing and advertising to reach customers and consumers. In addition, during the COVID-19 pandemic, we have experienced and may continue to experience elevated demand for some of our products as compared to pre-pandemic levels. Our ability to compete also depends on the strength of our brands and on our ability to enforce and defend our intellectual property, including patent, trademark, copyright, trade secret and trade dress rights, against infringement and legal challenges by competitors.

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

Increasing dependence on key retailers in developed markets, changes in the policies of our retail trade customers, the emergence of alternative retail channels and the rapidly changing retail landscape and changing consumer preferences may adversely affect our business.

Our products are sold in a highly competitive global marketplace which has experienced increased trade concentration and the growing presence of large-format retailers, discounters and eCommerce retailers. With the growing trend toward retail trade consolidation, the rapid growth of eCommerce and the integration of traditional and digital operations at key retailers, we are increasingly dependent on certain retailers, and some of these retailers have and may continue to have greater bargaining strength than we do. They have used and may continue to use this leverage to demand higher trade discounts, allowances, slotting fees or increased investment, including through display media, paid search, preparation fees and co-op programs, which have led to and could continue to lead to reduced sales or profitability in certain markets. The loss of a key customer or a significant reduction in sales to a key customer could adversely affect our business, results of operations, cash flows and financial condition. For additional information regarding our customers, see “Distribution; Raw Materials; Competition; Trademarks and Patents” in Item 1 “Business.”

We also have been and may continue to be negatively affected by changes in the policies or practices of our retail trade customers, such as inventory de-stocking, fulfillment requirements, limitations on access to shelf space, delisting of our products, or environmental, sustainability, supply chain or packaging standards or initiatives. For example, a determination by a key retailer that any of our ingredients should not be used in certain consumer products or that our packaging does not comply with certain environmental, supply chain or packaging standards or initiatives could adversely impact our business, results of operations, cash flows and financial condition. In addition, “private label” products sold by our retail customers, which are typically sold at lower prices than branded products, are a source of competition for certain of our products.

Further, the retail landscape in many of our markets continues to evolve as a result of the rapid growth of eCommerce retailers, changing consumer preferences (as consumers increasingly shop online and via mobile and social applications) and the increased presence of alternative retail channels, such as subscription services and direct-to-customer (DTC) businesses. These trends accelerated during the COVID-19 pandemic. The rapid growth in eCommerce and the emergence of alternative retail channels have created and may continue to create pricing pressures and/or adversely affect our relationships with our key retailers. If we are not successful in continuing to adapt or to effectively react to changes in consumer preferences, purchasing patterns and market dynamics and/or expanding sales through eCommerce retailers and other alternative retail channels, including the profitable expansion of our own DTC capabilities, our business, results of operations, cash flows and financial condition could be adversely affected.

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

Our ability to quickly innovate to adapt and market our products and to adapt our packaging to meet evolving consumer preferences is an essential part of our business strategy. The failure to develop and launch successful new products or to adapt our packaging and supply chain to meet such preferences could hinder the growth of our business and any delay in the development or launch of a new product could result in us not being the first to market, which could compromise our competitive position and adversely affect our business, results of operations, cash flows and financial condition.

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

•disruptions to our global supply chain, including the closure of manufacturing and distribution facilities, due to, among other things, the lack of availability of raw and packaging materials or manufacturing components; a decrease in our workforce or in the efficiency of such workforce, including as a result of illness, travel restrictions, absenteeism or governmental regulations; transportation and logistics challenges, including as a result of port and border closures and other governmental restrictions or volume and capacity restraints; or the impact of COVID-19 on our retailers, third party suppliers, contract manufacturers, logistics providers or distributors;

•volatility in the demand for and availability of our products, which may be caused by the temporary inability of our consumers to purchase our products due to illness, financial hardship, quarantine, government actions mandating the closure of our facilities (which impacted some of our production facilities in Asia in 2021), distributors or retailers and/or imposing travel or movement restrictions, shifts in demand and consumption away from more discretionary or higher priced products to lower-priced products or pantry-loading activity;

•changes in purchasing patterns of our consumers, including the nature and/or frequency of in-store visits by consumers to retailers and dental, veterinary and skin health professionals and a shift to purchasing our products online and disruptions in certain channels, including travel retail;

•significant volatility in demand for certain of our products, which may require us to increase our production capacity or acquire additional capacity at an additional cost and expense;

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

•disruptions and volatility in the global capital markets, which may increase the cost of capital and adversely impact our access to capital; and/or

•volatility in foreign exchange rates and increases in the cost of raw and packaging materials and transportation and logistics costs.

Despite our efforts to manage these impacts, their ultimate impact also depends on factors beyond our knowledge or control, including the duration, severity and geographic scope of an outbreak, such as COVID-19, including the emergence and spread of COVID-19 variants, the availability, distribution, acceptance and effectiveness of vaccines and the actions taken by governmental authorities and other third parties to contain its spread and mitigate its public health and economic effects, each of which is uncertain, rapidly changing and difficult to predict. Furthermore, these and other impacts of COVID-19 could also have the effect of heightening many of the other risk factors included in this Item 1A, “Risk Factors.” For additional information regarding how COVID-19 has affected or is expected to affect our business, refer to

Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Executive Overview.”

Damage to our reputation could have an adverse effect on our business.

Maintaining our strong reputation with consumers and our trade partners globally is critical to selling our branded products. Accordingly, we devote significant time and resources to programs designed to protect and preserve our reputation, such as our ethics and compliance, DE&I, sustainability and social impact, brand protection and product safety, regulatory and quality initiatives. Negative publicity about us, our brands, our products, our supply chain, our ingredients, our packaging, our environmental, social and governance (“ESG”) practices, including as they relate to sustainability, DE&I, or our employees, whether or not deserved, could jeopardize our reputation. Such negative publicity could relate to, among other things, health concerns, threatened or pending litigation or regulatory proceedings, environmental impact (including deforestation, packaging, plastic, energy and water use and waste management), our ESG practices or our sustainability targets. In addition, the proliferation of digital and social media has greatly increased the accessibility of information and the speed of its dissemination and the potential for negative publicity. Negative publicity, posts or comments on digital and social media about us, our brands, our products, our sustainability efforts, our environmental and social impact (including our packaging) or our employees, whether true or untrue, could damage our brands and our reputation. The success of our brands could also suffer if our marketing initiatives do not have the desired impact on a brand’s image or its ability to attract consumers.

Additionally, due to the scale and scope of our business, we must rely on relationships with third parties, including our suppliers, distributors, contractors, joint venture partners and other external business partners, for certain functions. While we have policies and procedures for managing these relationships, they inherently involve a lesser degree of control over business operations, compliance and ESG practices, thereby potentially increasing our reputational and legal risk.

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

Our success largely depends on the performance of our management team and other key employees. If we are unable to recruit, attract and retain talented, highly qualified senior management and other key people, our business, results of operations, cash flows and financial condition could be adversely affected. Successfully executing organizational change, including management transitions at leadership levels of the Company and succession plans for senior management, is critical to our business success. While we follow a disciplined, ongoing succession planning process and have succession plans in place for senior management and other key executives, these do not guarantee that the services of qualified senior executives will continue to be available to us at particular moments in time. Further, changes in immigration laws and government policies, including related to the COVID-19 pandemic, have made, in certain circumstances, and may continue to make it more difficult for us to recruit or relocate highly skilled technical, professional and management personnel to meet our business needs. Our ability to attract and retain talent has been and may continue to be impacted by challenges in the labor market, particularly in the United States, which is experiencing wage inflation, labor shortages, a shift toward remote work and the effects of COVID-19. In addition, we also continue to work to advance culture change through the implementation of DE&I initiatives throughout our organization. We are also implementing new ways of working to, among other things, instill a growth mindset to drive innovation with focus, empowerment, experimentation and digitization. If we do not (or are perceived not to) successfully implement these initiatives, our ability to recruit, attract and retain talent may be adversely impacted.

We have pursued and may continue to pursue acquisitions and divestitures, which could adversely impact our business.

We have pursued and may continue to pursue acquisitions of brands, businesses, assets or technologies from third parties. Acquisitions and their pursuit have involved, and can involve, numerous potential risks, including, among other things:

•realizing the full extent of the expected benefits or synergies as a result of a transaction, within the anticipated time frame, or at all;

•successfully integrating the operations, technologies, services, products and systems of the acquired brands, assets or businesses in an effective, timely and cost-efficient manner;

•receiving necessary consents, clearances and approvals in connection with a transaction;

•diverting management’s attention from other business priorities;

•successfully operating in new lines of business, channels of distribution or markets;

•achieving distribution expansion related to products, categories and markets;

•retaining key employees, partners, suppliers and customers of the acquired business;

•conforming standards, controls, procedures and policies of the acquired business with our own;

•developing or launching products with acquired technologies; and

•other unanticipated problems or liabilities.

Moreover, acquisitions have resulted in and could in the future result in substantial additional debt, the assumption of contingent liabilities, such as litigation or earn-out obligations, or transaction costs. In addition, to the extent that the economic benefits associated with an acquisition or investment diminish in the future or the performance of an acquired company or business is less robust than expected, we may be required to record additional impairments of intangible assets, including trademarks and goodwill. In the fourth quarter of 2021, we took a non-cash, aftertax impairment charge of $518 million to adjust the carrying values of goodwill and a trade name intangible asset related to the Filorga skin health business. Any of these risks could adversely impact our business, results of operations, cash flows and financial condition.

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

We are engaged in the manufacture and sourcing of products and materials on a global scale. Our operations and those of our suppliers, contract manufacturers or logistics providers have been and may continue to be disrupted by a number of factors, including, but not limited to:

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

•the lack of availability of qualified personnel, such as truck drivers and production labor;

•governmental incentives and controls (including import and export restrictions, such as new or increased tariffs, sanctions, quotas or trade barriers); and

•natural disasters, including climatic events (including any potential effects of climate change) and earthquakes, acts of war or terrorism, political unrest or uncertainty, fires or explosions, cyber-security incidents and other external factors over which we have no control.

In addition, we purchase certain key raw and packaging materials from single-source suppliers or a limited number of suppliers and new suppliers may have to be qualified under industry, governmental and/or Colgate standards, which can require additional investment and take a significant period of time. If our existing or new suppliers fail to meet such standards or if we are unable to contract with suppliers on favorable terms, our business, results of operations, cash flows and financial condition could be adversely affected.

We believe that the supplies of raw and packaging materials needed to manufacture our products are adequate. In addition, we have business continuity and contingency plans in place for key manufacturing sites and contract manufacturers and the supply of raw and packaging materials. Nonetheless, a significant disruption to the manufacturing or sourcing of products or materials for any reason, including those mentioned above, have at times interrupted and could, in the future, interrupt product supply and, if not remedied, could have an adverse impact on our business, results of operations, cash flows and financial condition.

In addition, as a result of our global shared service organizational model, certain of our functions, such as finance and accounting, customer service and logistics, human resources, global information technology and data analytics are concentrated in key office facilities. A significant disruption to any of our key office facilities for any reason, including those mentioned above, could adversely affect our business, results of operations, cash flows and financial condition.

Volatility in material and other costs could adversely impact our profitability.

Raw and packaging material commodities, such as essential oils, resins, tropical oils, pulp, tallow, corn, poultry and soybeans, are subject to market price variations. Increases in the costs of and/or a reduction in the availability of commodities, energy and logistics (including trucks and containers) and other necessary services, including during the COVID-19 pandemic, have affected and are likely to continue to adversely affect our profit margins. Inflationary pressures have also increased and may continue to increase the cost of such commodities and services. If commodity and other cost increases continue in the future and we are unable to pass along such higher costs in the form of price increases, achieve cost efficiencies, such as in manufacturing and distribution, or otherwise manage the exposure through sourcing strategies, ongoing productivity initiatives and the limited use of commodity hedging contracts, our business, results of operations, cash flows and financial condition could be adversely impacted. In addition, even if we are able to increase the prices of our products in response to commodity and other cost increases, we may not be able to sustain the price increases. Also, sustained price increases may lead to declines in volume as competitors may not adjust their prices or consumers may decide not to pay higher prices, which could lead to sales declines and loss of market share and could adversely affect our business, results of operations, cash flows and financial condition. See “Our business results depend on our ability to manage disruptions in our global supply chain and/or key office facilities” above for additional information.

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

We may not realize the benefits that we expect from our 2022 Global Productivity Initiative.

On January 27, 2022, the Board approved a targeted productivity program (the “2022 Global Productivity Initiative”). The program is intended to reallocate resources toward our strategic priorities and faster growth businesses, drive efficiencies in our operations and streamline our supply chain to reduce structural costs. The successful implementation of the program may present organizational challenges and, in some cases, may require successful negotiations with third parties. As a result, we may not be able to realize all of the anticipated benefits from the 2022 Global Productivity Initiative. Events and circumstances, such as financial or strategic difficulties, delays and unexpected costs may occur that could result in our not realizing all of the anticipated benefits or our not realizing such benefits on our expected timetable. In addition, changes in foreign exchange rates or in tax, labor or immigration laws may result in our not achieving the anticipated cost savings as measured in U.S. dollars. If we are unable to realize the anticipated savings from the 2022 Global Productivity Initiative, our ability to fund other initiatives and enhance profitability may be adversely affected. Any failure to implement the 2022 Global Productivity Initiative in accordance with our expectations could adversely affect our business, results of operations, cash flows and financial condition. For additional information regarding the 2022 Global Productivity Initiative, refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Restructuring and Related Implementation Charges.”

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

Although we have a broad array of information security measures in place, our IT Systems, including those of third-party service providers with whom we have contracted, have been, and will likely continue to be, subject to computer viruses or other malicious codes, unauthorized access attempts, phishing and other cyber-attacks. Cyber-attacks and other cyber incidents are occurring more frequently, are constantly evolving in nature, are becoming more sophisticated and are being made by groups, individuals and nation states with a wide range of expertise and motives. Such cyber-attacks and cyber incidents can take many forms, including cyber extortion, social engineering, password theft or introduction of viruses or malware, such as ransomware through phishing emails. We cannot guarantee that our security efforts will prevent breaches or breakdowns of our, or our third-party service providers’, IT Systems since the techniques used in these attacks change frequently and may be difficult to detect for periods of time. In addition, although we have policies and procedures in place to ensure that all personal information collected by us or our third-party service providers is securely maintained, data leakages due to human error or intentional or unintentional conduct have occurred and likely will continue to occur. Furthermore, we periodically upgrade our IT Systems or adopt new technologies. If such an upgrade or new technology does not function as designed, does not go as planned or increases our exposure to a cyber-attack or cyber incident, it may adversely impact our business, including our ability to ship products to customers, issue invoices and process payments or order raw and packaging materials. Although we have seen no material impact on our business operations from the cyber-security incidents we have experienced to date, if we suffer a significant loss or disclosure of confidential business or stakeholder information as a result of a breach of our IT Systems, including those of third-party service providers with whom we have contracted, or otherwise, we may suffer reputational, competitive and/or business harm, incur significant costs and be subject to government investigations, litigation, fines and/or damages, which may adversely impact our business, results of operations, cash flows and financial condition. In addition, while we currently maintain insurance coverage that, subject to its terms and conditions, is intended to address costs associated with certain aspects of cyber-security incidents and IT System failures, this insurance coverage may not, depending on the specific facts and circumstances surrounding an incident, cover all losses or all types of claims that arise from an incident, or the damage to our business, reputation or brands that may result from an incident.

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

Climate change and other sustainability matters could have an adverse impact on our business and results of operations.

Climate change resulting from increased concentrations of carbon dioxide and other greenhouse gases in the atmosphere and its impact on global temperatures, weather patterns and the frequency and severity of extreme weather and natural disasters may adversely impact our business, results of operations, cash flows and financial condition. Specifically, the predicted effects of climate change may exacerbate challenges regarding the availability and quality of water and other ingredients. In addition, the increased concern over climate change is likely to result in new or additional legal and regulatory requirements intended to reduce or mitigate the effects of climate change on the environment and may relate to, among other things, greenhouse gas emissions (e.g., carbon pricing), alternative energy policy and additional disclosure obligations. Such additional regulation may adversely affect our business, results of operations, cash flows and financial condition by increasing our compliance and manufacturing costs and/or negatively impacting our reputation if we are unable to, or are perceived (whether or not valid) not to, satisfy such requirements. Despite our sustainability efforts, any failure to achieve our sustainability targets, including those aimed to reduce our impact on, improve or preserve the environment, or the perception (whether or not valid) that we have failed to act responsibly with respect to such matters or to effectively respond to new or additional legal or regulatory requirements regarding climate change, could result in adverse publicity and adversely affect our business and reputation. There is also increased focus, including by governmental and non-governmental organizations, investors, customers, consumers, our employees and other stakeholders on these and other sustainability matters, including responsible sourcing and deforestation, the use of plastic, energy and water, the recyclability or recoverability of packaging, including single-use and other plastic packaging, and a growing demand for natural or organic products and ingredients and ingredient transparency. Our reputation could be damaged if we do not (or are perceived not to) act responsibly with respect to sustainability matters, which could adversely affect our business, results of operations, cash flows and financial condition.

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

Because of our extensive international operations, we could be adversely affected by violations of worldwide anti-bribery laws, including those that prohibit companies and their intermediaries from making improper payments to government officials or other third parties for the purpose of obtaining or retaining business, such as the U.S. Foreign Corrupt Practices Act, and laws that prohibit commercial bribery. We are also subject to laws and sanctions imposed by the U.S. (including, without limitation, those imposed by OFAC) and/or by other jurisdictions that may prohibit us or certain of our affiliates from doing business in certain countries, or restrict the kind of business that may be conducted. While our policies mandate compliance with these laws, we cannot provide assurance that our internal control policies and procedures will always protect us from reckless or criminal acts committed by our employees, joint venture partners or agents. Violations of these laws, or allegations of such violations, could disrupt our business and adversely affect our reputation and our business, results of operations, cash flows and financial condition.

While it is our policy and practice to comply with all legal and regulatory requirements applicable to our business, findings that we are in violation of, or out of compliance with, applicable laws or regulations have subjected us to, and could subject us to, civil remedies, including fines, damages, injunctions or product recalls, or criminal sanctions, any of which could adversely affect our business, results of operations, cash flows and financial condition. Even if a claim is unsuccessful, is without merit or is not fully pursued, the cost of responding to such a claim, including management time and out-of-pocket expenses, and the negative publicity surrounding such assertions regarding our products, processes or business practices could adversely affect our reputation, brand image and our business, results of operations, cash flows and financial condition. For information regarding our legal and regulatory matters, see Item 3 “Legal Proceedings” and Note 13, Commitments and Contingencies to the Consolidated Financial Statements.

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

Uncertain or unfavorable global economic conditions could adversely affect our business. Unfavorable global economic conditions, such as a recession, an economic slowdown, inflation and/or reduced category growth rates, including as a result of the COVID-19 pandemic, could negatively impact our business and result in declining revenues, profitability and cash flows. Although we continue to devote significant resources to support our brands and market our products at multiple price points, during periods of economic uncertainty or unfavorable economic conditions, consumers may reduce consumption or discretionary spending and/or change their purchasing patterns by foregoing purchasing certain of our products or by switching to “private label” or lower-priced brands. These changes could reduce demand for and sales volumes of our products or result in a shift in our product mix from higher margin to lower margin product offerings. Additionally, our retailers may be impacted and they may increase pressure on our selling prices or increase promotional activity for lower-priced or value offerings as they seek to maintain sales volumes and margins. Furthermore, economic conditions can cause our suppliers, distributors, contract manufacturers, logistics providers or other third-party partners to suffer financial or operational difficulties, which may impact their inability to provide us with or distribute finished product, raw and packaging materials and/or services in a timely manner or at all. In addition, we could face difficulty collecting or recovering accounts receivables from third parties facing financial or operational difficulties.

Disruptions in the credit markets or changes to our credit ratings may adversely affect our business.

While we currently generate significant cash flows from ongoing operations and have access to global credit markets through our various financing activities, a disruption in the credit markets, interest rate increases, changes that may result from the implementation of new benchmark rates that are expected to replace the London Interbank Offered Rate (LIBOR) or changes to our credit ratings could negatively impact the availability or cost of funding. Reduced access to credit or increased costs could adversely affect our liquidity and capital resources or significantly increase our cost of capital. In addition, if any financial institutions that hold our cash or other investments or that are parties to our undrawn revolving credit facility supporting our commercial paper programs or other financing arrangements, such as interest rate, foreign exchange or commodity hedging instruments, were to declare bankruptcy or become insolvent, they may be unable to perform under their agreements with us. This could leave us with reduced borrowing capacity or unhedged against certain interest rate, foreign currency or commodity price exposures. In addition, tighter credit markets may lead to business disruptions for certain of our suppliers, contract manufacturers or trade customers which could, in turn, adversely impact our business, results of operations, cash flows and financial condition.

Tax matters, including changes in tax rates, disagreements with taxing authorities and imposition of new taxes could negatively impact our business.

We are subject to taxes in the U.S. and in the foreign jurisdictions where we do business. Due to economic and political conditions, tax rates in the U.S. and various foreign jurisdictions have been and may be subject to significant change. Changes in the mix of our earnings between countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities related to changes in tax rates, changes in tax laws, including how existing tax laws are interpreted or enforced, or contemplated changes in long-standing tax principles, if finalized and adopted, could adversely impact our future effective tax rate and business, results of operations, cash flows and financial condition. For example, long-standing international tax norms that determine each country’s jurisdiction to tax cross-border international trade are evolving as a result of a multilateral project, the Base Erosion and Profit Shifting Project (the “BEPS Project”), that has established new principles and reporting requirements recommended by countries that then made up the G8 and the G20 and the Organization for Economic Cooperation and Development (the “OECD”). In connection with the BEPS Project, companies are required to disclose more information to tax authorities on operations around the world, which may lead to greater audit scrutiny of profits earned in countries outside of the U.S. The OECD, through the BEPS Project, is also addressing the challenges of the digitization of the global economy with plans to redefine jurisdictional taxation rights in market countries and establish a global minimum tax. As these and other tax laws and related regulations change, our business, results of operations, cash flows and financial condition could be materially impacted. For more information regarding U.S. tax reform, see Note 11, Income Taxes to the Consolidated Financial Statements.

Furthermore, we are subject to regular reviews, examinations and audits by the Internal Revenue Service and other taxing authorities with respect to taxes inside and outside of the U.S. Although we believe our tax positions are reasonable, when a taxing authority disagrees with the positions we have taken, we have faced and in the future may face additional tax liabilities, including interest and penalties, in excess of reserves. The payment of such additional amounts upon final adjudication of any disputes could adversely impact our business, results of operations, cash flows and financial condition.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

We own or lease approximately 330 properties, which include manufacturing, distribution, research and office facilities worldwide. Our corporate headquarters is located in leased property at 300 Park Avenue, New York, New York.

In the U.S., we operate in approximately 80 properties, of which 13 are owned. Major U.S. manufacturing and warehousing facilities used by the Oral, Personal and Home Care product segment of our business are located in Cambridge, Ohio; Greenwood, South Carolina; and Morristown, Tennessee. The Pet Nutrition segment has major manufacturing and warehousing facilities in Bowling Green, Kentucky; Emporia, Kansas; Richmond, Indiana; and Topeka, Kansas.

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

ITEM 3.    LEGAL PROCEEDINGS

For information regarding legal proceedings, refer to Note 13, Commitments and Contingencies to the Consolidated Financial Statements included in Part IV, Item 15 of this report.

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

As of December 31, 2021, the number of common shareholders of record was 18,388.

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

The following table shows the share repurchase activity for the three months in the quarter ended December 31, 2021:

Month	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(3) (in millions)
October 1 through 31, 2021	1,141,404	$75.74	1,140,853	806
November 1 through 30, 2021	1,054,644	$77.44	1,050,501	725
December 1 through 31, 2021	2,441,785	$81.77	2,433,320	526
Total	4,637,833	$79.30	4,624,674
_______
(1)Includes share repurchases under the 2018 Program and those associated with certain employee elections under the Company’s compensation and benefit programs.
(2)The difference between the total number of shares purchased and the total number of shares purchased as part of publicly announced plans or programs is 13,159 shares, which represents shares deemed surrendered to the Company to satisfy certain employee elections under the Company’s compensation and benefit programs.
(3)Includes approximate dollar value of shares that were available to be purchased under the publicly announced plans or programs that were in effect as of December 31, 2021.

ITEM 6.    [Reserved]

(Dollars in Millions Except Per Share Amounts)
ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

Business Organization

Colgate-Palmolive Company (together with its subsidiaries, “we,” “us” “our” the “Company” or “Colgate”) is a caring, innovative growth company reimagining a healthier future for all people, their pets and our planet. We seek to deliver sustainable, profitable growth and superior shareholder returns, as well as to provide Colgate people with an innovative and inclusive work environment. We do this by developing and selling products globally that make people’s and their pets’ lives healthier and more enjoyable and by embracing our sustainability and social impact and DE&I strategies across our organization.

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

The Oral, Personal and Home Care product segment is managed geographically in five reportable operating segments: North America, Latin America, Europe, Asia Pacific and Africa/Eurasia, all of which sell primarily to a variety of traditional and eCommerce retailers, wholesalers and distributors. Through Hill’s Pet Nutrition, we also compete on a worldwide basis in the pet nutrition market, selling products principally through authorized pet supply retailers, veterinarians and eCommerce retailers. We also sell certain of our products direct-to-consumer. We are engaged in manufacturing and sourcing of products and materials on a global scale and have major manufacturing facilities, warehousing facilities and distribution centers in every region around the world.

On an ongoing basis, management focuses on a variety of key indicators to monitor business health and performance. These indicators include net sales (including volume, pricing and foreign exchange components), organic sales growth (net sales growth excluding the impact of foreign exchange, acquisitions and divestments), a non-GAAP financial measure, and gross profit margin, operating profit, net income and earnings per share, in each case, on a GAAP and non-GAAP basis, as well as measures used to optimize the management of working capital, capital expenditures, cash flow and return on capital. In addition, we review market share and other data to assess how our brands are performing within their categories on a global and regional basis. The monitoring of these indicators and our Code of Conduct and corporate governance practices help to maintain business health and strong internal controls. For additional information regarding non-GAAP financial measures and the Company’s use of market share data and the limitations of such data, see “Non-GAAP Financial Measures” and “Market Share Information” below.

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

During the COVID-19 pandemic, many of the communities in which we manufacture, market and sell our products experienced and in some cases continue to experience “stay at home” orders, travel or movement restrictions and other government actions to reduce the spread and address the impact of COVID-19, and have implemented varying policies to address the pandemic, resume economic activity and vaccinate their populations. The situation continues to be uncertain and varies by geography, as the impact of COVID-19 remains significant in many countries throughout the world, including Brazil, China, India, Mexico, Thailand, the U.S. and Vietnam, where we have substantial manufacturing facilities. Because the vast majority of our products (such as oral care products, soaps and other personal hygiene products, home cleaners and pet food) have been deemed essential for the health and well-being of people and their pets, we have, in most instances, been able to continue operating our business, although not always at full capacity.

The health, safety and well-being of our employees and their families has been and remains our first priority. While we have reopened most of our offices, in some instances on a limited and voluntary basis, many of our office-based employees globally continue to work from home. We have implemented additional health and safety measures consistent with government recommendations and/or requirements to help ensure employee safety in our offices, production facilities, warehouses and technology centers, often at additional cost. These measures may include: health and temperature screening, social distancing and personal protective equipment protocols, hand washing, contact tracing, enhanced cleaning procedures, respiratory hygiene, education and, in some instances, testing and/or vaccination requirements. In addition, during the COVID-19 pandemic, we have seen increased instances of absenteeism and, in some cases, we have experienced some limited production facility closures and related supply chain disruptions. Furthermore, some of our suppliers, customers, distributors, logistics providers and service providers have experienced disruptions to their businesses.

We saw a significant increase in demand across many of our categories, such as liquid hand soap, dish liquid, bar soap and cleaners, during 2020 as a result of the COVID-19 pandemic, driven by consumer pantry-loading and increased consumption of our products. While consumer demand for most of these categories declined year-over-year in 2021, most still remained above historical levels, and we believe that some of this increase in consumption is sustainable in light of changes in consumer behavior related to COVID-19. Across our business, changes in consumer demand for our products vary by product category, channel and geography depending on, among other things, the severity of the COVID-19 outbreak, the availability of our products at retailers and supply chain disruptions. At the same time, during the COVID-19 pandemic, we have experienced disruptions in certain channels, including travel retail. We also continue to see changes in the purchasing patterns of our consumers, including the nature and/or frequency of visits by consumers to retailers and dental, veterinary and skin health professionals and a shift in many markets to purchasing our products online.

COVID-19 and government steps to reduce the spread and address the impact of COVID-19 have impacted and may continue to impact our consumers’ ability to purchase and our ability to manufacture and distribute our products. While we believe that, in the long-term, consumer demand for the products in our categories will continue to be strong, uncertainties continue surrounding the COVID-19 pandemic. These uncertainties include: the impact of the timing and scale of changes to travel and movement restrictions in certain geographies, the availability and widespread distribution and use of COVID-19 vaccines, the emergence and spread of COVID-19 variants, the timing and impact of consumer pantry-loading and destocking activity in certain markets, product demand trends and the impact of COVID-19 on the global economy, including as a result of inflation, and supply chain disruptions. COVID-19 has also disrupted our retail customers, contract manufacturers, logistics providers and other third parties; their ability to address COVID-19 and maintain their operations at full capacity has impacted and may continue to impact sales of and consumer access to our products. We expect the ongoing economic impact and health concerns associated with COVID-19 to continue to impact consumer behavior, shopping patterns and consumption preferences during 2022.

While we currently expect to be able to continue operating our business as described above and we intend to continue to work with government authorities and to follow the necessary protocols to maintain the health and safety of our employees and third parties, uncertainty resulting from COVID-19 could result in an unforeseen additional disruption to our business, including our global supply chain and retailer network, and/or require us to incur additional operational costs.

For more information about the anticipated COVID-19 impact, see “Outlook” below.

(Dollars in Millions Except Per Share Amounts)
Business Strategy

To achieve our business and financial objectives, we are focused on driving organic sales growth and long-term profitable growth through innovation on our core businesses; leveraging faster growth in adjacent categories; expanding in high-growth channels and markets and delivering margin expansion through operating leverage and efficiency. We are also seeking to maximize the impact of our ESG programs and leading in the development of human capital, including our sustainability and social impact and DE&I strategies, which we are working to integrate across our organization. We are strengthening our capabilities in areas such as innovation, digital, eCommerce and data and analytics enabling us to be more responsive in today’s rapidly changing world. In particular, we believe our digital transformation is of paramount importance to our success going forward. We continue to invest behind our brands, including through advertising, and to develop initiatives to build strong relationships with consumers, dental, veterinary and skin health professionals and traditional and eCommerce retailers. We also continue to broaden our eCommerce offerings, including direct-to-consumer and subscription services. We continue to believe that growth opportunities are greater in those areas of the world in which economic development and rising consumer incomes expand the size and number of markets for our products.

We are also changing the way we work to drive growth and how we approach innovation with focus, empowerment, experimentation and digitization to respond to the dynamic retail landscape and the evolving preferences of our customers and consumers. The retail landscape, the ease of new entrants into the market in many of our categories and the evolving preferences of our customers and consumers demand that we work differently and faster in an agile, authentic and culturally relevant manner to drive innovation.

The investments needed to drive growth are supported through continuous, Company-wide initiatives to lower costs and increase effective asset utilization. Through these initiatives, which are referred to as our funding-the-growth initiatives, we seek to become even more effective and efficient throughout our businesses. These initiatives are designed to reduce costs associated with direct materials, indirect expenses, distribution and logistics and advertising and promotional materials, among other things, and encompass a wide range of projects, examples of which include raw material substitution, reduction of packaging materials, consolidating suppliers to leverage volumes and increasing manufacturing efficiency through SKU reductions and formulation simplification. We also continue to prioritize our investments in high growth segments within our Oral Care, Personal Care and Pet Nutrition businesses, including by expanding our portfolio in premium skin health.

On January 27, 2022, the Board approved a targeted productivity program (the “2022 Global Productivity Initiative”). The program is intended to reallocate resources towards our strategic priorities and faster growth businesses, drive efficiencies in our operations and streamline our supply chain to reduce structural costs. Implementation of the 2022 Global Productivity Initiative, which is expected to be substantially completed by December 31, 2022, is projected to result in cumulative pre-tax charges, once all phases are approved and implemented, totaling between $200 and $240, which are currently estimated to be comprised of the following: employee-related costs, including severance, pension and other termination benefits (80%); asset-related costs, primarily accelerated depreciation and asset write-downs (10%); and other charges (10%), which include contract termination costs, consisting primarily of implementation-related charges resulting directly from exit activities and the implementation of new strategies. It is estimated that approximately 90% of the charges will result in cash expenditures. For more information regarding the 2022 Global Productivity Initiative, see “Restructuring and Related Implementation Charges” below.

Significant Items Impacting Comparability

In the fourth quarter of 2021, we recorded a non-cash charge of $571 pretax ($518 aftertax) to adjust the carrying values of goodwill and indefinite-lived intangible related to the Filorga skin health business. The impairment was due primarily to the impact of the COVID-19 pandemic on the Filorga business as a result of government restrictions and reduced consumer mobility, which negatively impacted consumption in the duty-free, travel retail and pharmacy channels. See Note 5, Goodwill and Other Intangible Assets to the Consolidated Financial Statements for further information.

In 1990, our Canadian subsidiary (“CP Canada”), issued C$145 of Canadian dollar-denominated unsecured unsubordinated 12.85% guaranteed notes due October 4, 2030 (the “Canada notes”). In the third quarter of 2021, CP Canada redeemed the Canada notes and recorded a loss on the early extinguishment of debt of $75 pretax ($55 aftertax), which is included in Interest (income) expense, net in the Consolidated Statements of Income, representing the difference between the redemption price and the carrying amount of the debt extinguished.

(Dollars in Millions Except Per Share Amounts)
In 2019, we received a favorable judgment regarding certain value-added tax previously paid in Brazil. As a result of this favorable judgment, during the fourth quarter of 2019, we filed an application with the Brazilian government to recover value-added tax previously paid and recorded a benefit. In May 2021, the Brazilian Supreme Court issued a clarifying ruling allowing a higher deduction of state value-added tax when determining the taxable base. In light of this ruling, we recorded an additional benefit of $26 pretax ($20 aftertax) in the year ended December 31, 2021.

The Global Growth and Efficiency Program, a multi-year restructuring program, concluded on December 31, 2019. Initiatives under the Global Growth and Efficiency Program fit within the program’s three focus areas of expanding commercial hubs, extending shared business services and streamlining global functions and optimizing the global supply chain and facilities. During the year ended December 31, 2020, we adjusted the accrual balances related to certain projects approved prior to the conclusion of the Global Growth and Efficiency Program to reflect our revised estimate of remaining liabilities, which resulted in a reduction of $16 ($13 aftertax) to restructuring accruals. For more information regarding the Global Growth and Efficiency Program, see Note 4, Restructuring and Related Implementation Charges to the Consolidated Financial Statements.

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
Outlook

Looking forward, we expect global macroeconomic, political and market conditions to remain challenging, especially due to COVID-19. During the year ended December 31, 2021, all of our divisions experienced significantly higher raw and packaging material costs. We also incurred increased logistics costs due to volume and capacity constraints in the shipping and logistics industry and higher eCommerce demand. We expect this difficult cost environment to continue in 2022.

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

We have been negatively affected by changes in the policies and practices of our trade customers in key markets, such as inventory de-stocking, fulfillment requirements, limitations on access to shelf space, delisting of our products and certain environmental, sustainability, supply chain and packaging standards or initiatives. In addition, the retail landscape in many of our markets continues to evolve as a result of the rapid growth of eCommerce, changing consumer preferences (as consumers increasingly shop online and via mobile and social applications) and the increased presence of alternative retail channels, such as subscription services and direct-to-consumer businesses. These trends have been magnified due to COVID-19 in many of our geographies and we plan to continue to invest behind our digital and analytics capabilities and higher growth businesses, such as eCommerce. This rapid growth in eCommerce and the emergence of alternative retail channels have created and may continue to create pricing pressures and/or adversely affect our relationships with our key retailers.

In addition, given that approximately 70% of our Net sales originate in markets outside the U.S., we have experienced and will likely continue to experience volatile foreign currency fluctuations. As discussed above, we have also experienced higher raw and packaging material and logistics costs. While we have taken, and will continue to take, measures to mitigate the effect of these conditions, such as the 2022 Global Productivity Initiative and our funding the growth and revenue growth management initiatives, including additional pricing, in the current environment, it may become increasingly difficult to implement certain of these mitigation strategies. Should these conditions persist, they could adversely affect our future results.

(Dollars in Millions Except Per Share Amounts)

As discussed above, we continue to closely monitor the impact of COVID-19 on our business. During 2020 as a result of the COVID-19 pandemic, we saw a significant increase in demand across many of our categories, such as liquid hand soap, dish liquid, bar soap and cleaners. While consumer demand for most of these categories declined year-over-year in 2021, most remained above historical levels. We believe that some of this increased consumption is sustainable due to consumer behavior changes related to COVID-19. We expect increased volatility across all of our categories, and it is therefore difficult to predict category growth rates in the near term. COVID-19 has also disrupted our retail customers, contract manufacturers, logistics providers and other third parties; their ability to address COVID-19 and maintain their operations at full capacity has impacted and may continue to impact sales of and consumer access to our products. While we have taken, and will continue to take, measures to mitigate the effects of COVID-19, we cannot estimate with certainty the full extent of COVID-19’s impact on our business, results of operations, cash flows and/or financial condition. For more information about factors that could impact our business, including due to COVID-19, see “Risk Factors” in Part I, Item 1A of this Annual Report.

In summary, we believe that we are well prepared to meet the challenges ahead due to our strong financial condition, broad based experience operating in challenging environments, resilient global supply chain and focused business strategy. Our strategy is based on driving organic sales growth and long-term profitable growth through innovation within our core businesses, leveraging faster growth in adjacent categories, expanding in high-growth channels and markets and delivering margin expansion through operating leverage and efficiency. We are also seeking to maximize the impact of our environmental, social and governance programs and leading in the development of human capital, including our sustainability and social impact and DE&I strategies. Our commitment to these priorities, the strength of our brands, the breadth of our global footprint and a commitment to driving efficiency in cash generation should position us well to manage through the challenges presented by COVID-19 and increase shareholder value over time.

(Dollars in Millions Except Per Share Amounts)
Results of Operations

This section of this Annual Report on Form 10-K generally discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020. Discussions of 2019 items and year-to-year comparisons between 2020 and 2019 that are not included in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Net Sales

Worldwide Net sales were $17,421 in 2021, up 6.0% from 2020, due to volume growth of 1.0%, net selling price increases of 3.5%, and positive foreign exchange of 1.5%. Organic sales (Net sales excluding, as applicable, the impact of foreign exchange, acquisitions and divestments), a non-GAAP financial measure as discussed below, increased 4.5% in 2021.

Net sales in the Oral, Personal and Home Care product segment were $14,110 in 2021, up 4.0% from 2020, due to net selling price increases of 2.5% and positive foreign exchange of 1.5%, while volume was flat. Organic sales in the Oral, Personal and Home Care product segment increased 2.5% in 2021.

The increase in organic sales in 2021 versus 2020 was due to an increase in Oral Care organic sales, partially offset by a decrease in Personal Care organic sales. The increase in Oral Care was primarily due to organic sales growth in the toothpaste, manual toothbrush and mouthwash categories. The decrease in Personal Care was primarily due to organic sales declines in the liquid hand soap and bar soap categories.

The Company’s share of the global toothpaste market was 39.4% for full year 2021, down 0.3 share points from full year 2020, and its share of the global manual toothbrush market was 30.9% for full year 2021, up 0.1 share points from full year 2020. Full year 2021 market shares in toothpaste were up in Europe and Africa/Eurasia and down in North America, Latin America and Asia Pacific versus full year 2020. In the manual toothbrush category, full year 2021 market shares were up in Latin America, Europe and Africa/Eurasia and down in North America and Asia Pacific versus full year 2020. For additional information regarding the Company’s use of market share data and limitations of such data, see “Market Share Information” below.

Net sales for Hill’s Pet Nutrition were $3,311 in 2021, an increase of 15.0% from 2020, driven by volume growth of 8.0%, net selling price increases of 5.5% and positive foreign exchange of 1.5%. Organic sales for Hill’s Pet Nutrition increased 13.5% in 2021.

The increase in organic sales in 2021 versus 2020 was primarily due to increases in organic sales in the Science Diet and Prescription Diet categories.

(Dollars in Millions Except Per Share Amounts)
Gross Profit/Margin

Worldwide Gross profit increased 4% to $10,375 in 2021 from $10,017 in 2020. Gross profit in 2020 included acquisition-related costs. Excluding acquisition-related costs in 2020, Gross profit increased to $10,375 in 2021 from $10,021 in 2020, reflecting an increase of $565 resulting from higher Net sales and a decrease of $211 resulting from lower Gross profit margin.

Worldwide Gross profit margin decreased to 59.6% in 2021 from 60.8% in 2020. This decrease in Gross profit margin was primarily due to higher raw and packaging material costs (450 bps), partially offset by cost savings from the Company’s funding-the-growth initiatives (210 bps) and higher pricing (120 bps).

	2021	2020
Gross profit, GAAP	$10,375	$10,017
Acquisition-related costs	—	4
Gross profit, non-GAAP	$10,375	$10,021

	2021	2020	Basis Point Change
Gross profit margin	59.6%	60.8%	(120)

(Dollars in Millions Except Per Share Amounts)
Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 6% to $6,407 in 2021 from $6,019 in 2020. Selling, general and administrative expenses in 2020 included benefits resulting from the Global Growth and Efficiency Program. Excluding benefits resulting from the Global Growth and Efficiency Program, Selling, general and administrative expenses increased to $6,407 in 2021 from $6,022 in 2020, reflecting higher overhead expenses of $312 and increased advertising investment of $73.

Selling, general and administrative expenses as a percentage of Net sales increased to 36.8% in 2021 from 36.5% in 2020. Excluding benefits resulting from the Global Growth and Efficiency Program, Selling, general and administrative expenses as a percentage of Net sales increased by 20 bps to 36.8% in 2021 as compared to 36.6% in 2020. This increase was due to higher overhead expenses (50 bps), driven by higher logistics costs, partially offset by decreased advertising investment (30 bps), both as a percentage of Net sales. In 2021, advertising investment decreased as a percentage of Net sales to 11.6% from 11.9% in 2020, while it increased in absolute terms by 3.7% to $2,021 as compared with $1,948 in 2020.

	2021	2020
Selling, general and administrative expenses, GAAP	$6,407	$6,019
Global Growth and Efficiency Program	—	3
Selling, general and administrative expenses, non-GAAP	$6,407	$6,022

	2021	2020	Basis Point Change
Selling, general and administrative expenses as a percentage of Net sales, GAAP	36.8%	36.5%	30
Global Growth and Efficiency Program	—%	0.1%
Selling, general and administrative expenses as a percentage of Net sales, non-GAAP	36.8%	36.6%	20

(Dollars in Millions Except Per Share Amounts)
Other (Income) Expense, Net

Other (income) expense, net was $65 and $113 in 2021 and 2020, respectively. Other (income) expense, net in 2021 included a benefit related to a value-added tax matter in Brazil. Other (income) expense, net in 2020 included benefits resulting from the Global Growth and Efficiency Program and acquisition-related costs.

	2021	2020
Other (income) expense, net, GAAP	$65	$113
Global Growth and Efficiency Program	—	13
Acquisition-related costs	—	(2)
Value-added tax matter in Brazil	26	—
Other (income) expense, net, non-GAAP	$91	$124

Excluding the items described above in both periods, as applicable, Other (income) expense, net was $91 in 2021 and $124 in 2020, comprised of the following:

	2021	2020
Amortization of intangible assets	$89	$88
Equity income	(12)	(12)
Write-off of certain investments and fixed assets	10	—
Other, net	4	48
Total Other (income) expense, net	$91	$124

Goodwill & Indefinite-Lived Intangible Impairment Charges

The Company made revisions to the internal forecasts relating to its Filorga reporting unit during the fourth quarter of 2021 due primarily to the impact of the COVID-19 pandemic on the Filorga skin health business as a result of government restrictions and reduced consumer mobility, which negatively impacted consumption in the duty-free, travel retail and pharmacy channels. The Company concluded that the changes in circumstances in this reporting unit triggered the need for an interim impairment review of its indefinite-lived trademark and goodwill and, accordingly, performed an interim impairment test for the trademark as of December 31, 2021. The Company concluded that the carrying value of the trademark exceeded its estimated fair value, and recorded an impairment charge of $204, reducing the carrying value to approximately $588. After adjusting the carrying value of the trademark, the Company completed a quantitative impairment test for goodwill and recorded a goodwill impairment charge of $367 in the Filorga reporting unit, reducing the carrying value of goodwill to approximately $577. The Company continues to believe in the strength of the Filorga brand and is confident about its growth opportunities. See Note 5, Goodwill and Other Intangible Assets to the Consolidated Financial Statements for further information.

(Dollars in Millions Except Per Share Amounts)
Operating Profit

Operating profit decreased 14% to $3,332 in 2021 from $3,885 in 2020. In 2021, Operating profit included a benefit related to a value-added tax matter in Brazil, and goodwill and indefinite-lived intangible impairment charges related to the Filorga reporting unit. In 2020, Operating profit included benefits resulting from the Global Growth and Efficiency Program and acquisition-related costs. Excluding these items in both periods, as applicable, Operating profit was flat in 2021.

    Operating profit margin was 19.1% in 2021, a decrease of 450 bps compared with 23.6% in 2020. Excluding the items described above in both periods, as applicable, Operating profit margin was 22.3% in 2021, a decrease of 120 bps from 23.5% in 2020. This decrease in Operating profit in 2021 was primarily due to a decrease in Gross profit (120 bps), as a percentage of Net sales.

	2021	2020	% Change
Operating profit, GAAP	$3,332	$3,885	(14)%
Global Growth and Efficiency Program	—	(16)
Acquisition-related costs	—	6
Value-added tax matter in Brazil	(26)	—
Goodwill and indefinite-lived intangible impairment charges	571	—
Operating profit, non-GAAP	$3,877	$3,875	—%

	2021	2020	Basis Point Change
Operating profit margin, GAAP	19.1%	23.6%	(450)
Global Growth and Efficiency Program	—	(0.1)%
Acquisition-related costs	—	—
Value-added tax matter in Brazil	(0.2)%	—
Goodwill and indefinite-lived intangible impairment charges	3.4%	—
Operating profit margin, non-GAAP	22.3%	23.5%	(120)

Non-Service Related Postretirement Costs

Non-service related postretirement costs were $70 in 2021 compared to $74 in 2020.

(Dollars in Millions Except Per Share Amounts)
Interest (Income) Expense, Net

Interest (income) expense, net was $175 in 2021 compared with $164 in 2020. In 2021 and 2020, Interest (income) expense, net included losses on the early extinguishment of debt. Excluding the losses on the early extinguishment of debt, in both periods, Interest (income) expense, net was $100 in 2021 compared to $141 in 2020, primarily due to lower average interest rates on debt.

	2021	2020
Interest (income) expense, GAAP	$175	$164
Loss on early extinguishment of debt	(75)	(23)
Interest (income) expense, non-GAAP	$100	$141

(Dollars in Millions Except Per Share Amounts)
Income Taxes

The effective income tax rate was 24.3% in 2021 and 21.6% in 2020. As reflected in the table below, the non-GAAP effective income tax rate was 22.0% in 2021 and 23.6% in 2020.

	2021
	Income Before Income Taxes	Provision For Income Taxes(1)	Effective Income Tax Rate(2)
As Reported GAAP	$3,087	$749	24.3%
Goodwill and indefinite-lived intangible impairment charges	571	53	(2.1)%
Loss on early extinguishment of debt	75	20	(0.3)%
Value-added tax matter in Brazil	(26)	(6)	0.1%
Non-GAAP	$3,707	$816	22.0%

	2020
	Income Before Income Taxes	Provision For Income Taxes(1)	Effective Income Tax Rate(2)
As Reported GAAP	$3,647	$787	21.6%
Global Growth and Efficiency Program	(16)	(3)	—
Subsidiary and operating structure initiatives	—	71	2.0%
Acquisition-related costs	6	2	—
Loss on early extinguishment of debt	23	5	—
Non-GAAP	$3,660	$862	23.6%
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

(Dollars in Millions Except Per Share Amounts)
Net income attributable to Colgate-Palmolive Company and Earnings per share

Net income attributable to Colgate-Palmolive Company of $2,166, or $2.55 per share on a diluted basis, in 2021 decreased from $2,695, or $3.14 per share on a diluted basis, in 2020. In 2021, Net income attributable to Colgate-Palmolive Company included aftertax goodwill and indefinite-lived intangible impairment charges, an aftertax benefit related to a value-added tax matter in Brazil and an aftertax loss on the early extinguishment of debt. In 2020, Net income attributable to Colgate-Palmolive Company included aftertax benefits resulting from the Global Growth and Efficiency Program, aftertax acquisition-related costs, a tax benefit related to subsidiary and operating structure initiatives and an aftertax loss on the early extinguishment of debt.

Excluding the items described above in both periods, as applicable, Net income attributable to Colgate-Palmolive Company increased 3% to $2,719 in 2021 from $2,633 in 2020, and Earnings per common share on a diluted basis increased 5% to $3.21 in 2021 from $3.06 in 2020.

	2021
	Income Before Income Taxes	Provision For Income Taxes(1)	Net Income Including Noncontrolling Interests	Less: Income Attributable To Noncontrolling Interests	Net Income Attributable to Colgate-Palmolive Company	Diluted Earnings Per Share(2)
As Reported GAAP	$3,087	$749	$2,338	$172	$2,166	$2.55
Goodwill and indefinite-lived intangible impairment charges	571	53	518	—	518	0.61
Loss on early extinguishment of debt	75	20	55	—	55	0.07
Value-added tax matter in Brazil	(26)	(6)	(20)	—	(20)	(0.02)
Non-GAAP	$3,707	$816	$2,891	$172	$2,719	$3.21

	2020
	Income Before Income Taxes	Provision For Income Taxes(1)	Net Income Including Noncontrolling Interests	Less: Income Attributable To Noncontrolling Interests	Net Income Attributable to Colgate-Palmolive Company	Diluted Earnings Per Share(2)
As Reported GAAP	$3,647	$787	$2,860	$165	$2,695	$3.14
Global Growth and Efficiency Program	(16)	(3)	(13)	—	(13)	(0.02)
Subsidiary and operating structure initiatives	—	71	(71)	—	(71)	(0.08)
Acquisition-related costs	6	2	4	—	4	—
Loss on early extinguishment of debt	23	5	18	—	18	0.02
Non-GAAP	$3,660	$862	$2,798	$165	$2,633	$3.06
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

Oral, Personal and Home Care

    North America

	2021	2020	% Change
Net sales	$3,694	$3,741	(1.0)%
Operating profit	$754	$988	(24)%
% of Net sales	20.4%	26.4%	(600)	bps

Net sales in North America decreased 1.0% in 2021 to $3,694, driven by volume declines of 4.0%, partially offset by net selling price increases of 2.0% and positive foreign exchange of 1.0%. Organic sales in North America decreased 2.0% in 2021. The organic sales decline was largely driven by the United States.

The decrease in organic sales in North America in 2021 versus 2020 was primarily due to decreases in Personal Care and Home Care organic sales. The decrease in Personal Care was primarily due to organic sales declines in the liquid hand soap and bar soap categories. The decrease in Home Care was primarily due to organic sales declines in the hand dish category, partially offset by organic sales growth in the liquid cleaner category.

Operating profit in North America decreased 24% in 2021 to $754, or 600 bps to 20.4% as a percentage of Net sales. This decrease in Operating profit as a percentage of Net sales was primarily due to a decrease in Gross profit (330 bps) and an increase in Selling, general and administrative expenses (300 bps), both as a percentage of Net sales. This decrease in Gross profit was primarily due to higher raw and packaging material costs (600 bps), partially offset by cost savings from the Company’s funding-the-growth initiatives (190 bps) and higher pricing. This increase in Selling, general and administrative expenses was due to higher overhead expenses (290 bps), primarily driven by higher logistics costs, and increased advertising investment (10 bps).

(Dollars in Millions Except Per Share Amounts)
    Latin America

	2021	2020	% Change
Net sales	$3,663	$3,418	7.0%
Operating profit	$1,012	$975	4%
% of Net sales	27.6%	28.5%	(90)	bps

Net sales in Latin America increased 7.0% in 2021 to $3,663, as volume growth of 1.0% and net selling price increases of 7.0% were partially offset by negative foreign exchange of 1.0%. Organic sales in Latin America increased 8.0% in 2021. Organic sales growth was led by Brazil, Mexico, Argentina and Colombia.
The increase in organic sales in Latin America in 2021 versus 2020 was due to increases in Oral Care, Personal Care and Home Care organic sales. The increase in Oral Care was primarily due to organic sales growth in the toothpaste, manual toothbrush and mouthwash categories. The increase in Personal Care was primarily due to organic sales growth in the bar soap and underarm protection categories. The increase in Home Care was primarily due to organic sales growth in the fabric softener and liquid cleaner categories.

Operating profit in Latin America increased 4% in 2021 to $1,012, while as a percentage of Net sales it decreased 90 bps to 27.6%. This decrease in Operating profit as a percentage of Net sales was due to a decrease in Gross profit (150 bps), partially offset by a decrease in Selling, general and administrative expenses (20 bps) and a decrease in Other (income) expense, net (40 bps), all as a percentage of Net sales. This decrease in Gross profit was primarily due to higher raw and packaging material costs (740 bps), which were partially offset by cost savings from the Company’s funding-the-growth initiatives (330 bps) and higher pricing. This decrease in Selling, general and administrative expenses was due to decreased advertising investment (70 bps), partially offset by higher overhead expenses (50 bps), primarily driven by higher logistics costs. The decrease in Other (income) expense, net was primarily due to a value added tax refund.

(Dollars in Millions Except Per Share Amounts)
    Europe

	2021	2020	% Change
Net sales	$2,841	$2,747	3.5%
Operating profit	$682	$652	5%
% of Net sales	24.0%	23.7%	30	bps

Net sales in Europe increased 3.5% in 2021 to $2,841, as Net selling prices were flat and positive foreign exchange of 4.0% was partially offset by volume declines of 0.5%. Organic sales in Europe decreased 0.5% in 2021. Organic sales declines were driven by the Filorga duty-free business and Germany, partially offset by organic sales growth in Poland.

The decrease in organic sales in Europe in 2021 versus 2020 was due to decreases in Personal Care and Home Care organic sales, partially offset by an increase in Oral Care organic sales. The decrease in Personal Care was primarily due to organic sales declines in the liquid hand soap, body wash, skin health and bar soap categories. The decrease in Home Care was primarily due to organic sales declines in the bleach and hand dish categories, partially offset by organic sales growth in the fabric softener category. The increase in Oral Care was primarily due to organic sales growth in the toothpaste, prescription dental and manual toothbrush categories.

Operating profit in Europe increased 5% in 2021 to $682, or 30 bps to 24.0% as a percentage of Net sales. This increase in Operating profit as a percentage of Net sales was primarily due to a decrease in Selling, general and administrative expenses (110 bps), partially offset by a decrease in Gross profit (100 bps), both as a percentage of Net sales. This decrease in Gross profit was primarily due to higher raw and packaging material costs (330 bps), partially offset by cost savings from the Company’s funding-the-growth initiatives (220 bps). This decrease in Selling, general and administrative expenses was largely due to decreased advertising investment (100 bps).

(Dollars in Millions Except Per Share Amounts)
    Asia Pacific

	2021	2020	% Change
Net sales	$2,867	$2,701	6.0%
Operating profit	$844	$773	9%
% of Net sales	29.4%	28.6%	80	bps

Net sales in Asia Pacific increased 6.0% in 2021 to $2,867, driven by volume growth of 3.0% and positive foreign exchange of 3.0%, while net selling prices were flat. Organic sales in Asia Pacific increased 3.0% in 2021. Organic sales growth was led by India and the Greater China region.
The increase in organic sales in 2021 versus 2020 was primarily due to an increase in Oral Care organic sales. The increase in Oral Care was driven by organic sales growth in the toothpaste, manual toothbrush and mouthwash categories.

Operating profit in Asia Pacific increased 9% in 2021 to $844, or 80 bps to 29.4% of Net sales. This increase in Operating profit as a percentage of Net sales was due primarily to an increase in Gross profit (50 bps) and a decrease in Other (income) expense, net (40 bps), both as a percentage of Net sales. This increase in Gross profit was primarily due to cost savings from the Company’s funding-the-growth initiatives (230 bps), mix (20 bps) and other, partially offset by higher raw and packaging material costs (230 bps). The decrease in Other (income) expense, net was primarily due to a gain on an investment.

(Dollars in Millions Except Per Share Amounts)
    Africa/Eurasia

	2021	2020	% Change
Net sales	$1,045	$981	6.5%
Operating profit	$203	$206	(1)%
% of Net sales	19.4%	21.0%	(160)	bps

Net sales in Africa/Eurasia increased 6.5% in 2021 to $1,045, as volume growth of 1.0% and net selling price increases of 6.0% were partially offset by negative foreign exchange of 0.5%. Organic sales in Africa/Eurasia increased 7.0% in 2021. Organic sales growth was led by Turkiye, Nigeria and South Africa.
The increase in organic sales in 2021 versus 2020 was primarily due to an increase in Oral Care organic sales. The increase in Oral Care was primarily due to organic sales growth in the toothpaste and manual toothbrush categories.
Operating profit in Africa/Eurasia decreased 1% in 2021 to $203, or 160 bps to 19.4% of Net sales. This decrease in Operating profit as a percentage of Net sales was primarily due to a decrease in Gross profit (170 bps), partially offset by a decrease in Selling, general and administrative expenses (60 bps), both as a percentage of Net sales. This decrease in Gross profit was primarily due to higher raw and packaging material costs (590 bps), partially offset by higher pricing and cost savings from the Company’s funding-the-growth initiatives (190 bps). This decrease in Selling, general and administrative expenses was due to decreased advertising investment (140 bps), partially offset by higher overhead expenses (80 bps), primarily driven by higher logistics costs.

(Dollars in Millions Except Per Share Amounts)
    Hill’s Pet Nutrition

	2021	2020	% Change
Net sales	$3,311	$2,883	15.0%
Operating profit	$901	$793	14%
% of Net sales	27.2%	27.5%	(30)	bps

Net sales for Hill’s Pet Nutrition increased 15.0% in 2021 to $3,311, driven by volume growth of 8.0%, net selling price increases of 5.5% and positive foreign exchange of 1.5%. Organic sales in Hill’s Pet Nutrition increased 13.5% in 2021. Organic sales growth was led by the United States and Europe.

The increase in organic sales in 2021 versus 2020 was due to organic sales growth in the Science Diet and Prescription Diet categories.

Operating profit in Hill’s Pet Nutrition increased 14% in 2021 to $901, while as a percentage of Net sales it decreased 30 bps to 27.2%. This decrease in Operating profit as a percentage of Net sales was due to a decrease in Gross profit (40 bps) and an increase in Selling, general and administrative expenses (30 bps), partially offset by a decrease in Other (income) expense, net (40 bps), all as a percentage of Net sales. This decrease in Gross profit was primarily due to higher raw and packaging material costs (300 bps), partially offset by higher pricing and cost savings from the Company’s funding-the-growth initiatives (100 bps). This increase in Selling, general and administrative expenses was due to increased advertising investment (110 bps), partially offset by lower overhead expenses (80 bps). This decrease in Other (income) expense, net was primarily due to the portion of costs incurred in 2020 in connection with the voluntary recall of selected canned dog food products due to potentially elevated levels of Vitamin D resulting from a supplier error for which Hill’s was not indemnified.

(Dollars in Millions Except Per Share Amounts)
    Corporate

	2021	2020	% Change
Operating profit (loss)	$(1,064)	$(502)	112%

Corporate operations include Corporate overhead costs, research and development costs, stock-based compensation expense related to stock options and restricted stock unit awards, restructuring and related implementation costs and gains and losses on sales of non-core product lines. The components of Operating profit (loss) for the Corporate segment are presented as follows:

	2021	2020
Global Growth and Efficiency Program	$—	$16
Acquisition-related costs	—	(6)
Value-added tax matter in Brazil	26	—
Goodwill and indefinite-lived intangible impairment charges	(571)	—
Corporate overhead costs and other, net	(519)	(512)
Total Corporate Operating profit (loss)	$(1,064)	$(502)

(Dollars in Millions Except Per Share Amounts)
Restructuring and Related Implementation Charges

Global Productivity Initiative

On January 27, 2022, the Board approved the 2022 Global Productivity Initiative. The program is intended to reallocate resources towards the Company’s strategic priorities and faster growth businesses, drive efficiencies in the Company’s operations and streamline the Company’s supply chain to reduce structural costs.

Implementation of the Global Productivity Initiative, which is expected to be substantially completed by December 31, 2022, is projected to result in cumulative pre-tax charges, once all phases are approved and implemented, totaling between $200 and $240, which are currently estimated to be comprised of the following: employee-related costs, including severance, pension and other termination benefits (80%); asset-related costs, primarily accelerated depreciation and asset write-downs (10%); and other charges (10%), which include contract termination costs, consisting primarily of implementation-related charges resulting directly from exit activities and the implementation of new strategies. It is estimated that approximately 90% of the charges will result in cash expenditures. Annualized pre-tax savings are projected to be in the range of $90 to $110.

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

Net sales growth (GAAP) and organic sales growth (Net sales growth excluding the impact of foreign exchange, acquisitions and divestments) (non-GAAP) are discussed in this Annual Report on Form 10-K. Management believes the organic sales growth measure provides investors and analysts with useful supplemental information regarding the Company’s underlying sales trends by presenting sales growth excluding, the external factor of foreign exchange, as well as the impact of acquisitions and divestments, as applicable. A reconciliation of organic sales growth to Net sales growth for the years ended December 31, 2021 and 2020 is provided below.

Worldwide Gross profit, Gross profit margin, Selling, general and administrative expenses, Selling, general and administrative expenses as a percentage of Net sales, Other (income) expense, net, Operating profit, Operating profit margin, Interest (income) expense, net, effective income tax rate, Net income attributable to Colgate-Palmolive Company and Earnings per share on a diluted basis are discussed in this Annual Report on Form 10-K both on a GAAP basis and excluding, as applicable, goodwill and indefinite-lived intangible impairment charges, a benefit related to a value-added tax matter in Brazil, the benefits resulting from the Global Growth and Efficiency Program, a benefit related to a reorganization of the ownership structure of certain foreign subsidiaries and a new operating structure implemented within one of the Company’s divisions, acquisition-related costs and losses on the early extinguishment of debt. These non-GAAP financial measures exclude items that, either by their nature or amount, management would not expect to occur as part of the Company’s normal business on a regular basis, such as restructuring charges, charges for certain litigation and tax matters, gains and losses from certain acquisitions, divestitures and certain unusual, non-recurring items. Investors and analysts use these financial measures in assessing the Company’s business performance, and management believes that presenting these financial measures on a non-GAAP basis provides them with useful supplemental information to enhance their understanding of the Company’s underlying business performance and trends. These non-GAAP financial measures also enhance the ability to compare period-to-period financial results. A reconciliation of each of these non-GAAP financial measures to the most directly comparable GAAP financial measures for the years ended December 31, 2021 and 2020 is presented within the applicable section of Results of Operations.

(Dollars in Millions Except Per Share Amounts)
The following tables provide a quantitative reconciliation of Net sales growth to organic sales growth for the years ended December 31, 2021 and 2020 versus the prior year:

Year ended December 31, 2021	Net Sales Growth (GAAP)	Foreign Exchange Impact	Acquisitions and Divestments Impact	Organic Sales Growth (Non-GAAP)
Oral, Personal and Home Care
North America	(1.0)%	1.0%	—%	(2.0)%
Latin America	7.0%	(1.0)%	—%	8.0%
Europe	3.5%	4.0%	—%	(0.5)%
Asia Pacific	6.0%	3.0%	—%	3.0%
Africa/Eurasia	6.5%	(0.5)%	—%	7.0%
Total Oral, Personal and Home Care	4.0%	1.5%	—%	2.5%
Pet Nutrition	15.0%	1.5%	—%	13.5%
Total Company	6.0%	1.5%	—%	4.5%

Year ended December 31, 2020	Net Sales Growth (GAAP)	Foreign Exchange Impact	Acquisitions and Divestments Impact	Organic Sales Growth (Non-GAAP)
Oral, Personal and Home Care
North America	9.5%	—%	1.5%	8.0%
Latin America	(5.0)%	(14.0)%	—%	9.0%
Europe	12.0%	1.5%	7.5%	3.0%
Asia Pacific	(0.5)%	(1.0)%	—%	0.5%
Africa/Eurasia	—%	(8.5)%	1.0%	7.5%
Total Oral, Personal and Home Care	3.0%	(5.0)%	2.0%	6.0%
Pet Nutrition	14.0%	(0.5)%	—%	14.5%
Total Company	5.0%	(3.5)%	1.5%	7.0%

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

Cash Flow

Net cash provided by operations decreased to $3,325 in 2021 as compared to $3,719 in 2020, primarily due to changes in working capital. The Company’s working capital as a percentage of Net sales was (2.7)% in 2021 and (4.4)% in 2020. This change in working capital as a percentage of Net sales is primarily due to lower accrued liabilities, partially offset by higher accounts payable and higher prepaid expenses. The Company defines working capital as the difference between current assets (excluding Cash and cash equivalents and marketable securities, the latter of which is reported in Other current assets) and current liabilities (excluding short-term debt).

Investing activities used $592 of cash in 2021 compared to $779 during 2020. Investing activities in 2020 included the acquisition of hello for cash consideration of $351 as part of the Company’s continued strategy to focus on the high growth segments within its Oral Care, Personal Care and Pet Nutrition businesses. This acquisition was financed with a combination of debt and cash.

Capital expenditures in the year ended December 31, 2021 were $567, an increase from $410 in 2020. Capital expenditures increased in 2021 primarily due to capacity expansion of manufacturing facilities and sustainability projects. Capital expenditures for 2022 are expected to be approximately 4.0% of Net sales. The Company continues to focus its capital spending on projects that are expected to yield high aftertax returns.

Financing activities used $2,774 of cash during 2021 compared to $2,919 during 2020. The decrease in cash used was primarily due to a decrease in net payments on debt, partially offset by higher share repurchases, net in 2021 as compared to 2020.

In 2020, as a result of the incremental debt related to recent acquisitions, net of proceeds from the exercise of stock options, the Company moderated its share repurchases, net. In addition, due to the initial uncertainties resulting from the COVID-19 pandemic and our intent to preserve cash, the Company discontinued all share repurchases other than those pursuant to equity plans during the second quarter of 2020. The Company resumed its share repurchases, at a moderated level, net in the third quarter of 2020. Share repurchases, net returned to historical levels in 2021.

Long-term debt, including the current portion, decreased to $7,206 as of December 31, 2021, as compared to $7,343 as of December 31, 2020, and total debt decreased to $7,245 as of December 31, 2021 as compared to $7,601 as of December 31, 2020. The Company’s debt issuances and redemptions support the Company’s capital structure objectives of funding its business and growth initiatives while minimizing its risk-adjusted cost of capital.

During the fourth quarter of 2021, the Company issued €500 of eight-year notes at a fixed coupon rate of 0.300% (the “Sustainability Bond”). The debt issuance was under the Company’s shelf registration statement. An amount equal to the net proceeds of the Sustainability Bond will be used to finance or refinance, in part or in full, new and existing projects and programs with distinct environmental or social benefits pursuant to the Company’s Sustainable Financing Framework.

During the fourth quarter of 2021, the Company redeemed prior to maturity all of its outstanding 0.000% notes due 2021 with a principal amount of €500, originally issued on November 12, 2019. The redemption was financed with commercial paper borrowings. The redemption price was equal to the carrying amount of the debt extinguished.

In 1990, the Company’s Canadian subsidiary (“CP Canada”), issued C$145 of Canadian dollar-denominated unsecured unsubordinated 12.85% guaranteed notes due October 4, 2030 (the “Canada notes”). During the third quarter of 2021, CP Canada redeemed the Canada notes and recorded a loss on the early extinguishment of debt of $75, which is included in Interest (income) expense, net in the Consolidated Statements of Income, representing the difference between the redemption price and the carrying amount of the debt extinguished.

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

At December 31, 2021, the Company had access to unused domestic and foreign lines of credit of $3,457 (including under the facility discussed below) and could also issue long-term debt pursuant to an effective shelf registration statement. In August 2021, the Company entered into a new $3,000 five-year revolving credit facility with a syndicate of banks for a five-year term expiring August 2026, which replaced, on substantially similar terms, the Company’s $2,650 revolving credit facility that was scheduled to expire in November 2024. Commitment fees related to the credit facility were not material. The Company’s $1,500 364-day credit facility with a syndicate of banks expired in August 2021 and was not renewed.

Domestic and foreign commercial paper outstanding was $1,204 and $1,389 as of December 31, 2021 and December 31, 2020, respectively. The average daily balances outstanding of commercial paper in 2021 and 2020 were $2,052 and $1,050, respectively. The Company classifies commercial paper and certain current maturities of notes payable as long-term debt when it has the intent and ability to refinance such obligations on a long-term basis, including, if necessary, by utilizing its available lines of credit (under the facilities discussed above).

The following is a summary of the Company’s commercial paper and global short-term borrowings as of December 31, 2021 and 2020:

	2021			2020
	Weighted Average Interest Rate	Maturities	Outstanding	Weighted Average Interest Rate	Maturities	Outstanding
Global short-term borrowings	0.7%	2022	$39	4.8%	2021	$8
Commercial Paper (1)	(0.4)%	2022	1,204	(0.3)%	2021	1,389
Total			$1,243			$1,397
(1) Commercial paper included a current portion of $250, included in Notes and loans payable, as of December 31, 2020.
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

Dividend payments in 2021 were $1,679, an increase from $1,654 in 2020. Dividend payments increased to $1.79 per share in 2021 from $1.75 per share in 2020. In the first quarter of 2021, the Company increased the quarterly common stock dividend to $0.45 per share from $0.44 per share, effective in the second quarter of 2021.

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

Aggregate share repurchases in 2021 consisted of approximately 16.4 million common shares under the 2018 Program and 0.3 million common shares to fulfill the requirements of compensation and benefit plans, for a total purchase price of $1,320. Aggregate repurchases in 2020 consisted of approximately 18.2 million common shares under the 2018 Program

(Dollars in Millions Except Per Share Amounts)
and 0.4 million common shares to fulfill the requirements of compensation and benefit plans, for a total purchase price of $1,476. Share repurchases net of proceeds from exercise of stock options were $896 and $602 in 2021 and 2020, respectively.

Cash and cash equivalents decreased $56 during 2021 to $832 at December 31, 2021, compared to $888 at December 31, 2020. Cash and cash equivalents held by the Company’s foreign subsidiaries was $784 and $872, respectively, at December 31, 2021 and 2020.

The following represents the scheduled maturities of the Company’s contractual obligations as of December 31, 2021:

	Total	2022	2023	2024	2025	2026	Thereafter
Long-term debt including current portion(1)	$6,002	$456	$908	$506	$135	$566	$3,431
Net cash interest payments on long-term debt(2)	1,391	109	99	83	72	65	963
Operating Leases	685	156	109	76	61	48	235
Purchase obligations(3)	724	421	171	90	22	19	1
U.S. tax reform payments	210	25	46	62	77	—	—
Total	$9,012	$1,167	$1,333	$817	$367	$698	$4,630
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
(3)The Company had outstanding contractual obligations with suppliers at the end of 2021 for the purchase of raw, packaging and other materials and services in the normal course of business. These purchase obligation amounts represent only those items which are based on agreements that are legally binding and that specify all significant terms including minimum quantity, price and term and do not represent total anticipated purchases.

Long-term liabilities associated with the Company’s postretirement plans are excluded from the table above due to the uncertainty of the timing of these cash disbursements. The amount and timing of cash funding related to these benefit plans will generally depend on local regulatory requirements, various economic assumptions (the most significant of which are detailed in “Critical Accounting Policies and Use of Estimates” below) and voluntary Company contributions. Based on current information, the Company is not required to make a mandatory contribution to its qualified U.S. pension plan in 2021. The Company does not expect to make any voluntary contributions to its U.S. postretirement plans in 2022. In addition, total benefit payments expected to be paid from the Company’s assets to participants in unfunded plans are estimated to be approximately $89 for the year ending December 31, 2022.

Additionally, liabilities for unrecognized income tax benefits are excluded from the table above as the Company is unable to reasonably predict the ultimate amount or timing of a settlement of such liabilities. See Note 11, Income Taxes to the Consolidated Financial Statements for more information.

As more fully described in Note 13, Commitments and Contingencies to the Consolidated Financial Statements, the Company has commitments and contingencies with respect to lawsuits, environmental matters, taxes and other matters arising in the ordinary course of business.

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

The Company’s foreign currency forward contracts that qualify for cash flow hedge accounting resulted in a net unrealized gain of $12 and net unrealized loss of $11 at December 31, 2021 and 2020, respectively. Changes in the fair value of cash flow hedges are recorded in Other comprehensive income (loss) and are reclassified into earnings in the same period or periods during which the underlying hedged transaction is recognized in earnings. At the end of 2021, an unfavorable 10% change in exchange rates would have resulted in a net unrealized loss of $76.

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

Based on year-end 2021 variable rate debt levels, a 1% increase in interest rates would have increased Interest (income) expense, net by $14 in 2021.

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

Commodity Price Risk

The Company is exposed to price volatility related to raw materials used in production, such as essential oils, resins, tropical oils, pulp, tallow, corn, poultry and soybeans. The Company manages its raw material exposures through a combination of cost containment measures, ongoing productivity initiatives and the limited use of commodity hedging contracts. Futures contracts are used on a limited basis, primarily in the Hill’s Pet Nutrition segment, to manage volatility related to anticipated raw material inventory purchases of certain traded commodities.

The Company’s open commodity derivative contracts that qualify for cash flow hedge accounting resulted in a net unrealized gain of $2 and $3 at December 31, 2021 and 2020, respectively. At the end of 2021, an unfavorable 10% change in commodity futures prices would have resulted in a net unrealized loss of $1.

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

Recent Accounting Pronouncements

In November 2021, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2021-10, “Government Assistance (Topic 832).” This ASU requires increased disclosure on an annual basis about transactions with domestic, foreign, local, regional and national governments, including entities related to those governments and intergovernmental organizations, that are accounted for by applying a grant or contribution accounting model by analogy to other accounting guidance. This guidance is effective for the Company beginning on January 1, 2022 and is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In October 2021, the FASB issued ASU No. 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers.” This ASU requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606).” This guidance is effective for the Company beginning on January 1, 2023 and is not expected to have a material impact on the Company’s Consolidated Financial Statements.

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

▪The Company accounts for inventories using both the first-in, first-out (“FIFO”) method (75% of inventories) and the last-in, first-out (“LIFO”) method (25% of inventories). There would have been no material impact on reported earnings for 2021 or 2020 had all inventories been accounted for under the FIFO method.

▪Shipping and handling costs may be reported as either a component of Cost of sales or Selling, general and administrative expenses. The Company accounts for such costs, primarily related to warehousing and outbound freight, as fulfillment costs and reports them in the Consolidated Statements of Income as a component of Selling, general and administrative expenses. Accordingly, the Company’s Gross profit margin is not comparable with the gross profit margin of those companies that include shipping and handling charges in cost of sales. If such costs had been included as a component of Cost of sales, the Company’s Gross profit margin would have been lower by 968 bps in 2021, by 845 bps in 2020, and 810 bps in 2019, with no impact on reported earnings.

    The areas of accounting that involve significant or complex judgments and estimates are pensions and other retiree benefit cost assumptions, stock-based compensation, asset impairments, uncertain tax positions, tax valuation allowances, legal and other contingency reserves.

(Dollars in Millions Except Per Share Amounts)

▪In accounting for pension and other postretirement benefit costs, the most significant actuarial assumptions are the discount rate and the expected long-term rate of return on plan assets. The discount rate used to measure the benefit obligation for U.S. defined benefit plans was 2.98% and 2.65% as of December 31, 2021 and 2020, respectively. The discount rate used to measure the benefit obligation for other U.S. postretirement plans was 3.06%, and 2.88% as of December 31, 2021 and 2020, respectively. Discount rates used for the U.S. and international defined benefit and other postretirement plans are based on a yield curve constructed from a portfolio of high-quality bonds whose projected cash flows approximate the projected benefit payments of the plans. The assumed expected long-term rate of return on plan assets for U.S. plans was 5.70% as of December 31, 2021 and 2020. In determining the expected long-term rate of return, the Company considers the nature of the plans’ investments and the historical rate of return.

Average annual rates of return for the U.S. plans for the most recent 1-year, 5-year, 10-year, 15-year and 25-year periods were 3%, 8%, 8%, 6% and 7%, respectively. In addition, the current assumed rate of return for the U.S. plans is based upon the nature of the plans’ investments with a target asset allocation of approximately 76% in fixed income securities, 21% in equity securities and 3% in real estate and other investments. A 1% change in the assumed rate of return on plan assets of the U.S. pension plans would impact future Net income attributable to Colgate-Palmolive Company by approximately $18. A 1% change in the discount rate for the U.S. pension plans and U.S. other retiree benefit plan would impact future Net income attributable to Colgate-Palmolive Company by approximately $2 and $10, respectively. A third assumption is the long-term rate of compensation increase, a change in which would partially offset the impact of a change in either the discount rate or the expected long-term rate of return. This rate was 3.50% as of December 31, 2021, and 2020. Refer to Note 10, Retirement Plans and Other Retiree Benefits to the Consolidated Financial Statements for further discussion of the Company’s pension and other postretirement plans.

▪The assumption requiring the most judgment in accounting for other postretirement benefits (other than the discount rate noted above) is the medical cost trend rate. The Company reviews external data and its own historical trends for health care costs to determine the medical cost trend rate. The assumed rate of increase for the U.S. postretirement benefit plans is 6.00% for 2022, declining to 4.75% by 2026 and remaining at 4.75% for the years thereafter. The effect on the total of service cost and interest costs components of a 1% increase in the assumed long-term medical cost trend rate would decrease Net income attributable to Colgate-Palmolive Company by $11.

▪The Company recognizes the cost of employee services received in exchange for awards of equity instruments, such as stock options and restricted stock units (both performance-based and time-vested), based on the fair value of those awards at the date of grant. The Company uses the Black-Scholes-Merton (“Black-Scholes”) option pricing model to estimate the fair value of stock option awards. The weighted-average estimated fair value of each stock option award granted in the year ended December 31, 2021 was $11.11. The Black-Scholes model uses various assumptions to estimate the fair value of stock option awards. These assumptions include the expected term of stock option awards, expected volatility rate, risk-free interest rate and expected dividend yield. While these assumptions do not require significant judgment, as the significant inputs are determined from historical experience or independent third-party sources, changes in these inputs could result in significant changes in the fair value of stock option awards. A one-year change in expected term would result in a change in fair value of approximately 4%. A 1% change in volatility would change fair value by approximately 6%. The Company uses a Monte-Carlo simulation to determine the fair value of performance-based restricted stock units at the date of grant. The Monte-Carlo simulation model uses substantially the same inputs as the Black-Scholes model.

▪Goodwill and indefinite-life intangible assets, such as the Company’s global brands, are subject to impairment tests at least annually or when events or changes in circumstances indicate an asset may be impaired. In assessing impairment, the Company performs either a quantitative or a qualitative analysis.

(Dollars in Millions Except Per Share Amounts)
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

The Company made revisions to the internal forecasts relating to its Filorga reporting unit during the fourth quarter of 2021 due primarily to the impact of the COVID-19 pandemic on the Filorga skin health business as a result of government restrictions and reduced consumer mobility, which negatively impacted consumption in the duty-free, travel retail and pharmacy channels. The Company concluded that the changes in circumstances in this reporting unit triggered the need for an interim impairment review of its indefinite-lived trademark and goodwill and, accordingly, performed an interim impairment test for the trademark as of December 31, 2021. The Company concluded that the carrying value of the trademark exceeded its estimated fair value, and recorded an impairment charge of $204, reducing the carrying value to approximately $588. After adjusting the carrying value of the trademark, the Company completed a quantitative impairment test for goodwill and recorded a goodwill impairment charge of $367 in the Filorga reporting unit, reducing the carrying value of goodwill to approximately $577.

Except for the Filorga skin health business, as described above, the estimated fair value of the Company’s reporting units substantially exceeds the recorded carrying value. The fair value of the Company’s indefinite-life intangible assets other than Filorga exceeds their recorded carrying value by at least 20%. Therefore, it is not reasonably likely that significant changes in these estimates would occur that would result in an impairment charge related to these assets.

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

(Dollars in Millions Except Per Share Amounts)
Cautionary Statement on Forward-Looking Statements

This Annual Report on Form 10-K may contain forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the SEC in its rules, regulations and releases that set forth anticipated results based on management’s current plans and assumptions. Such statements may relate, for example, to sales or volume growth, net selling price increases, organic sales growth, profit or profit margin levels, earnings per share levels, financial goals, the impact of foreign exchange volatility, the impact of COVID-19, cost-reduction plans (including the 2022 Global Productivity Initiative), tax rates, new product introductions, commercial investment levels, acquisitions, divestitures, share repurchases, or legal or tax proceedings, among other matters. These statements are made on the basis of the Company’s views and assumptions as of this time and the Company undertakes no obligation to update these statements whether as a result of new information, future events or otherwise, except as required by law or by the rules and regulations of the SEC. Moreover, the Company does not, nor does any other person, assume responsibility for the accuracy and completeness of those statements. The Company cautions investors that any such forward-looking statements are not guarantees of future performance and that actual events or results may differ materially from those statements. Actual events or results may differ materially because of factors that affect international businesses and global economic conditions, as well as matters specific to the Company and the markets it serves, including the uncertain economic and political environment in different countries and its effect on consumer spending habits, foreign currency rate fluctuations, exchange controls, sanctions, tariffs, price or profit controls, labor relations, changes in foreign or domestic laws, or regulations or their interpretation, political and fiscal developments, including changes in trade, tax and immigration policies, increased competition and evolving competitive practices (including from the growth of eCommerce and the entry of new competitors and business models), the ability to operate and respond effectively during a pandemic, epidemic or widespread public health concern, including COVID-19, ability to manage disruptions in our global supply chain and/or key office facilities, ability to manage the availability and cost of raw and packaging materials and logistics costs, the ability to maintain or increase selling prices as needed, changes in the policies of retail trade customers, the emergence of alternative retail channels, the growth of eCommerce and the rapidly changing retail landscape (as consumers increasingly shop online and via mobile and social applications), the ability to develop innovative new products, the ability to lower costs, successfully implement the 2022 Global Productivity Initiative and drive growth and instill a growth mindset to drive innovation, the ability to maintain the security of our information technology systems from a cyber-security incident or data breach, the ability to lessen and address the effects of climate change and achieve our sustainability and social impact targets, the ability to complete acquisitions and divestitures as planned, the ability to successfully integrate acquired businesses, the ability to attract and retain key employees and integrate DE&I initiatives across our organization, the uncertainty of the outcome of legal proceedings, whether or not the Company believes they have merit, and the ability to address uncertain or unfavorable global economic conditions, disruptions in the credit markets and tax matters. For information about these and other factors that could impact the Company’s business and cause actual results to differ materially from forward-looking statements, refer to Part I, Item 1A “Risk Factors.”

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chairman of the Board, President and Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2021 (the “Evaluation”). Based upon the Evaluation, the Company’s Chairman of the Board, President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) are effective.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Management, under the supervision and with the participation of the Company’s Chairman of the Board, President and Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Company’s internal control over financial reporting based upon the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and concluded that it was effective as of December 31, 2021.

The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, and has expressed an unqualified opinion in their report, which appears under “Index to Financial Statements – Report of Independent Registered Public Accounting Firm.”

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

ITEM 9B.    OTHER INFORMATION

None.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

See “Information about our Executive Officers” in Part I, Item 1 of this report.

Additional information required by this Item relating to directors, executive officers and corporate governance of the Company is incorporated herein by reference to the Company’s Proxy Statement for its 2022 Annual Meeting of Stockholders (the “2022 Proxy Statement”).

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

ITEM 11.    EXECUTIVE COMPENSATION

The information regarding executive compensation set forth in the 2022 Proxy Statement is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)The information regarding security ownership of certain beneficial owners and management set forth in the 2022 Proxy Statement is incorporated herein by reference.

(b)The Registrant does not know of any arrangements that may at a subsequent date result in a change in control of the Registrant.

(c)Equity compensation plan information as of December 31, 2021:

	(a)		(b)		(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (in thousands)		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (in thousands)
Equity compensation plans approved by security holders	28,011	(1)	$72.27	(2)	37,028	(3)
Equity compensation plans not approved by security holders	Not applicable		Not applicable		Not applicable
Total	28,011		$72.27		37,028
_______
(1)Consists of 26,095 options outstanding and 1,916 restricted stock units awarded but not yet vested under the Company’s 2013 Incentive Compensation Plan and the Company’s 2019 Incentive Compensation Plan, respectively, as more fully described in Note 8, Capital Stock and Stock-Based Compensation Plans to the Consolidated Financial Statements.
(2)Includes the weighted-average exercise price of stock options outstanding of $72 and restricted stock units of $76.
(3)Amount includes 26,038 options available for issuance and 10,990 restricted stock units available for issuance under the Company’s 2019 Incentive Compensation Plan.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information regarding certain relationships and related transactions and director independence set forth in the 2022 Proxy Statement is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information regarding auditor fees and services set forth in the 2022 Proxy Statement is incorporated herein by reference.

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

3-B
Colgate-Palmolive Company By-laws, Amended and Restated as of December 9, 2021. (Registrant hereby incorporates by reference Exhibit 3.01 to its Current Report on Form 8-K filed on December 9, 2021, File No. 1-644.)

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

10-D		Colgate-Palmolive Company Supplemental Salaried Employees’ Retirement Plan, amended and restated, effective as of January 1, 2021.* **

10-E	a)
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
Colgate-Palmolive Company Deferred Compensation Plan, amended and restated, effective as of October 28, 2021. (Registrant hereby incorporates by reference Exhibit 10-B to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, File No. 1-644.)*

10-I
Colgate-Palmolive Company Above and Beyond Plan – Officer Level. (Registrant hereby incorporates by reference Exhibit 10-A to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 1-644.)*

10-J
Five Year Credit Agreement, dated as of August 20, 2021, by and among Colgate-Palmolive Company, as Borrower, Citibank, N.A., as Administrative Agent and Arranger, and the Lenders party thereto.(Registrant hereby incorporates by reference Exhibit 10-A to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, File No. 1-644.)

10-K		Colgate-Palmolive Company Supplemental Savings and Investment Plan, amended and restated, effective as of January 1, 2021.* **

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

101		The following materials from Colgate-Palmolive Company’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline eXtensible Business Reporting Language (Inline XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Consolidated Statements of Comprehensive Income, (v) the Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements, and (vii) Financial Statement Schedule.**

104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).**

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

Colgate-Palmolive Company (Registrant)

Date: February 17, 2022	By	/s/ Noel R. Wallace
Noel R. Wallace Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 17, 2022, by the following persons on behalf of the registrant and in the capacities indicated.

(a) Principal Executive Officer	(d) Directors:

/s/ Noel R. Wallace	/s/ Noel R. Wallace
Noel R. Wallace Chairman of the Board, President and Chief Executive Officer	Noel R. Wallace
(b) Principal Financial Officer	John P. Bilbrey, John T. Cahill, Lisa M. Edwards, C. Martin Harris, Martina Hund-Mejean, Kimberly A. Nelson, Lorrie M. Norrington, Michael B. Polk, Stephen I. Sadove*

/s/ Stanley J. Sutula III	*By: /s/ Jennifer M. Daniels
Stanley J. Sutula III Chief Financial Officer	Jennifer M. Daniels As Attorney-in-Fact

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Colgate-Palmolive Company

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the consolidated financial statements, including the related notes and financial statement schedule, of Colgate-Palmolive Company and its subsidiaries (the “Company”) as listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Goodwill and Indefinite-Lived Intangible Asset Impairment Assessments - Filorga
As described in Notes 2 and 5 to the consolidated financial statements, the Company’s consolidated balance of goodwill and indefinite-lived intangible assets was $3.3 billion and $1.6 billion, respectively, as of December 31, 2021. Goodwill and indefinite-lived intangible assets are subject to impairment tests at least annually or when events or changes in circumstances indicate that an asset may be impaired. Given the impact of the COVID-19 pandemic on the Filorga skin health business, during the fourth quarter of 2021, the Company concluded that the changes in circumstances in this reporting unit triggered the need for an interim impairment review of its indefinite-lived trademark and goodwill. Accordingly, the Company performed an interim impairment test for the trademark as of December 31, 2021. The Company concluded that the carrying value of the trademark exceeded its estimated fair value, and recorded an impairment charge of $204 million, reducing the carrying value to approximately $588 million. After adjusting the carrying value of the trademark, the Company completed a quantitative impairment test for goodwill and recorded a goodwill impairment charge of $367 million in the Filorga reporting unit, reducing the carrying value of goodwill to approximately $577 million. The fair value of the Filorga reporting unit and indefinite-lived trademark were determined using an income approach. This method incorporates significant judgments and estimates by management regarding several key inputs, including future cash flows, sales growth rates, discount rate, and the selection of royalty rates, among others.

The principal considerations for our determination that performing procedures relating to the goodwill and indefinite-lived intangible asset impairment assessments of Filorga is a critical audit matter are (i) the significant judgment by management when developing the fair value of the reporting unit and indefinite-lived intangible asset; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the sales growth rates and discount rate for the goodwill and indefinite-lived intangible asset, and the royalty rate for the indefinite-lived intangible asset; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill and indefinite-lived intangible asset impairment assessments, including controls over the valuation of the Filorga reporting unit and indefinite-lived intangible asset. These procedures also included, among others (i) testing management’s process for developing the fair value of the reporting unit and indefinite-lived intangible asset; (ii) evaluating the appropriateness of the income approach; (iii) testing the completeness and accuracy of underlying data used in the income approach; and (iv) evaluating the reasonableness of significant assumptions used by management related to the sales growth rates and discount rate for the goodwill and indefinite-lived intangible asset, and the royalty rate for the indefinite-lived intangible asset. Evaluating management’s significant assumptions related to the sales growth rates and discount rate for the goodwill and indefinite-lived intangible asset and the royalty rate for the indefinite-lived intangible asset involved evaluating whether the significant assumptions used by management were reasonable considering (i) the current and past performance of the reporting unit; (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of the income approach and the reasonableness of the discount rate and royalty rate significant assumptions.

/s/ PricewaterhouseCoopers LLP
New York, New York February 17, 2022
We have served as the Company’s auditor since 2002.

COLGATE-PALMOLIVE COMPANY
Consolidated Statements of Income
For the years ended December 31,
(Dollars in Millions Except Per Share Amounts)

	2021	2020	2019
Net sales	$17,421	$16,471	$15,693
Cost of sales	7,046	6,454	6,368
Gross profit	10,375	10,017	9,325
Selling, general and administrative expenses	6,407	6,019	5,575
Other (income) expense, net	65	113	196
Goodwill and indefinite-lived intangible impairment charges	571	—	—
Operating profit	3,332	3,885	3,554
Non-service related postretirement costs	70	74	108
Interest (income) expense, net	175	164	145
Income before income taxes	3,087	3,647	3,301
Provision for income taxes	749	787	774
Net income including noncontrolling interests	2,338	2,860	2,527
Less: Net income attributable to noncontrolling interests	172	165	160
Net income attributable to Colgate-Palmolive Company	$2,166	$2,695	$2,367
Earnings per common share, basic	$2.56	$3.15	$2.76
Earnings per common share, diluted	$2.55	$3.14	$2.75

See Notes to Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Consolidated Statements of Comprehensive Income
For the years ended December 31,
 (Dollars in Millions)

	2021	2020	2019
Net income including noncontrolling interests	$2,338	$2,860	$2,527
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	(193)	(24)	25
Retirement plan and other retiree benefit adjustments	134	(40)	(100)
Gains (losses) on cash flow hedges	16	(2)	(12)
Total Other comprehensive income (loss), net of tax	(43)	(66)	(87)
Total Comprehensive income including noncontrolling interests	2,295	2,794	2,440
Less: Net income attributable to noncontrolling interests	172	165	160
Less: Cumulative translation adjustments attributable to noncontrolling interests	(2)	6	(2)
Total Comprehensive income attributable to noncontrolling interests	170	171	158
Total Comprehensive income attributable to Colgate-Palmolive Company	$2,125	$2,623	$2,282

See Notes to Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
 Consolidated Balance Sheets
As of December 31,
 (Dollars in Millions Except Share and Per Share Amounts)

	2021	2020
Assets
Current Assets
Cash and cash equivalents	$832	$888
Receivables (net of allowances of $78 and $89, respectively)	1,297	1,264
Inventories	1,692	1,673
Other current assets	576	513
Total current assets	4,397	4,338
Property, plant and equipment, net	3,730	3,716
Goodwill	3,284	3,824
Other intangible assets, net	2,462	2,894
Deferred income taxes	193	291
Other assets	974	857
Total assets	$15,040	$15,920
Liabilities and Shareholders’ Equity
Current Liabilities
Notes and loans payable	$39	$258
Current portion of long-term debt	12	9
Accounts payable	1,479	1,393
Accrued income taxes	436	403
Other accruals	2,085	2,341
Total current liabilities	4,051	4,404
Long-term debt	7,194	7,334
Deferred income taxes	395	426
Other liabilities	2,429	2,655
Total liabilities	14,069	14,819
Commitments and contingent liabilities	—	—
Shareholders’ Equity
Common stock, $1 par value (2,000,000,000 shares authorized, 1,465,706,360 shares issued)	1,466	1,466
Additional paid-in capital	3,269	2,969
Retained earnings	24,350	23,699
Accumulated other comprehensive income (loss)	(4,386)	(4,345)
Unearned compensation	(1)	(1)
Treasury stock, at cost	(24,089)	(23,045)
Total Colgate-Palmolive Company shareholders’ equity	609	743
Noncontrolling interests	362	358
Total equity	971	1,101
Total liabilities and equity	$15,040	$15,920

See Notes to Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in Millions)

	Colgate-Palmolive Company Shareholders’ Equity
	Common Stock	Additional Paid-In Capital	Unearned Compensation	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
Balance, January 1, 2019	$1,466	$2,204	$(3)	$(21,196)	$21,615	$(4,188)	$299
Net income					2,367		160
Other comprehensive income (loss), net of tax						(85)	(2)
Dividends ($1.71)/per share*					(1,472)		(141)
Stock-based compensation expense		100
Shares issued for stock options		210		305
Shares issued for restricted stock awards		(29)		29
Noncontrolling interests assumed through acquisition							125
Treasury stock acquired				(1,202)
Other		3	1	1	(9)
Balance, December 31, 2019	$1,466	$2,488	$(2)	$(22,063)	$22,501	$(4,273)	$441
Net income					2,695		165
Other comprehensive income (loss), net of tax						(72)	6
Dividends ($1.75)/per share*					(1,502)		(152)
Stock-based compensation expense		107
Shares issued for stock options		400		462
Shares issued for restricted stock awards		(31)		31
Noncontrolling interests acquired							(99)
Treasury stock acquired				(1,476)
Other		5	1	1	5		(3)
Balance, December 31, 2020	$1,466	$2,969	$(1)	$(23,045)	$23,699	$(4,345)	$358
Net income					2,166		172
Other comprehensive income (loss), net of tax						(41)	(2)
Dividends ($1.79)/per share*					(1,515)		(166)
Stock-based compensation expense		135
Shares issued for stock options		188		248
Shares issued for restricted stock awards		(27)		27
Treasury stock acquired				(1,320)
Other		4	—	1	—		—
Balance, December 31, 2021	$1,466	$3,269	$(1)	$(24,089)	$24,350	$(4,386)	$362

* Two dividends were declared in each of the first quarters of 2021, 2020 and 2019.

See Notes to Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Consolidated Statements of Cash Flows
For the years ended December 31,
(Dollars in Millions)

	2021	2020	2019
Operating Activities
Net income including noncontrolling interests	$2,338	$2,860	$2,527
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operations:
Depreciation and amortization	556	539	519
Restructuring and termination benefits, net of cash	(21)	(71)	18
Stock-based compensation expense	135	107	100
Goodwill and indefinite-lived intangible impairment charges	571	—	—
Loss on early extinguishment of debt	75	23	—
Deferred income taxes	(132)	(120)	17
Voluntary benefit plan contributions	—	—	(113)
Cash effects of changes in:
Receivables	(84)	138	19
Inventories	(72)	(251)	(77)
Accounts payable and other accruals	14	520	36
Other non-current assets and liabilities	(55)	(26)	87
Net cash provided by operations	3,325	3,719	3,133
Investing Activities
Capital expenditures	(567)	(410)	(335)
Purchases of marketable securities and investments	(141)	(143)	(184)
Proceeds from sale of marketable securities and investments	141	124	131
Payment for acquisitions, net of cash acquired	—	(353)	(1,711)
Other investing activities	(25)	3	—
Net cash used in investing activities	(592)	(779)	(2,099)
Financing Activities
Short-term borrowing (repayment) less than 90 days, net	(171)	488	296
Principal payments on debt (1)	(703)	(1,085)	(1,441)
Proceeds from issuance of debt	699	—	2,578
Dividends paid	(1,679)	(1,654)	(1,614)
Purchases of treasury shares	(1,320)	(1,476)	(1,202)
Proceeds from exercise of stock options	424	874	498
Purchases of non-controlling interests in subsidiaries	—	(99)	—
Other financing activities	(24)	33	15
Net cash used in financing activities	(2,774)	(2,919)	(870)
Effect of exchange rate changes on Cash and cash equivalents	(15)	(16)	(7)
Net (decrease) increase in Cash and cash equivalents	(56)	5	157
Cash and cash equivalents at beginning of year	888	883	726
Cash and cash equivalents at end of year	$832	$888	$883
Supplemental Cash Flow Information
Income taxes paid	$890	$845	$803
Interest paid	$194	$188	$185
(1) For the years ended December 31, 2021 and 2020, Principal payments on debt includes cash charges of $75 and $20, respectively, related to the extinguishment of debt prior to maturity. See Note 6, Long-Term Debt and Credit Facilities for additional information.
See Notes to Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements
(Dollars in Millions Except Share and Per Share Amounts)

1.    Nature of Operations

The Company manufactures and markets a wide variety of products in the U.S. and around the world in two product segments: Oral, Personal and Home Care; and Pet Nutrition. Oral, Personal and Home Care products include toothpaste, toothbrushes, mouthwash, bar and liquid hand soaps, shower gels, shampoos, conditioners, deodorants and antiperspirants, skin health products, dishwashing detergents, fabric conditioners, household cleaners and other similar items. These products are sold primarily to a variety of traditional and eCommerce retailers, wholesalers and distributors worldwide. Pet Nutrition products include specialty pet nutrition products manufactured and marketed by Hill’s Pet Nutrition. The principal customers for Pet Nutrition products are authorized pet supply retailers, veterinarians and eCommerce retailers. Some of our products are also sold direct-to-consumer. Principal global and regional trademarks include Colgate, Palmolive, elmex, hello, meridol, Sorriso, Tom’s of Maine, EltaMD, Filorga, Irish Spring, Lady Speed Stick, PCA SKIN, Protex, Sanex, Softsoap, Speed Stick, Ajax, Axion, Fabuloso, Murphy, Soupline and Suavitel, as well as Hill’s Science Diet and Hill’s Prescription Diet.

The Company’s principal classes of products accounted for the following percentages of worldwide Net sales for the past three years:

	2021	2020	2019
Oral Care	44%	44%	46%
Personal Care	20%	21%	20%
Home Care	17%	18%	18%
Pet Nutrition	19%	17%	16%
Total	100%	100%	100%

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
2.    Summary of Significant Accounting Policies

Principles of Consolidation

The Consolidated Financial Statements include the accounts of Colgate-Palmolive Company and its majority-owned or controlled subsidiaries. Intercompany transactions and balances have been eliminated. The Company’s investments in consumer products companies with interests ranging between 20% and 50%, where the Company has significant influence over the investee, are accounted for using the equity method. Net income (loss) from such investments is recorded in Other (income) expense, net in the Consolidated Statements of Income. As of December 31, 2021 and 2020, equity method investments included in Other assets in the Consolidated Balance Sheets were $64 and $56, respectively. Unrelated third parties hold the remaining ownership interests in these investments. Investments with less than a 20% interest are recorded at cost and periodically adjusted based on observable price changes or quoted market prices in active markets, if applicable.

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

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
Shipping and Handling Costs

Shipping and handling costs are classified as Selling, general and administrative expenses and were $1,687, $1,392 and $1,275 for the years ended December 31, 2021, 2020 and 2019, respectively.

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

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
Recent Accounting Pronouncements

In November 2021, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2021-10, “Government Assistance (Topic 832).” This ASU requires increased disclosure on an annual basis about transactions with domestic, foreign, local, regional and national governments, including entities related to those governments and intergovernmental organizations, that are accounted for by applying a grant or contribution accounting model by analogy to other accounting guidance. This guidance is effective for the Company beginning on January 1, 2022 and is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In October 2021, the FASB issued ASU No. 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers.” This ASU requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606).” This guidance is effective for the Company beginning on January 1, 2023 and is not expected to have a material impact on the Company’s Consolidated Financial Statements.

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

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
4.    Restructuring and Related Implementation Charges

2022 Global Productivity Initiative

On January 27, 2022, the Board approved a targeted productivity program (the “2022 Global Productivity Initiative”). The program is intended to reallocate resources towards the Company’s strategic priorities and faster growth businesses, drive efficiencies in the Company’s operations and streamline the Company’s supply chain to reduce structural costs.

Implementation of the 2022 Global Productivity Initiative, which is expected to be substantially completed by December 31, 2022, is projected to result in cumulative pre-tax charges, once all phases are approved and implemented, totaling between $200 and $240, which are currently estimated to be comprised of the following: employee-related costs, including severance, pension and other termination benefits (80%); asset-related costs, primarily accelerated depreciation and asset write-downs (10%); and other charges (10%), which include contract termination costs, consisting primarily of implementation-related charges resulting directly from exit activities and the implementation of new strategies. It is estimated that approximately 90% of the charges will result in cash expenditures.

Global Growth and Efficiency Program

The Global Growth and Efficiency Program, which commenced in the fourth quarter of 2012, concluded on December 31, 2019. Initiatives under the Global Growth and Efficiency Program fit within the program’s three focus areas of expanding commercial hubs, extending shared business services and streamlining global functions and optimizing the global supply chain and facilities. Substantially all initiatives under the Global Growth and Efficiency Program had been implemented as of December 31, 2019.

In the third quarter of 2020, the Company adjusted the accrual balances related to certain projects approved prior to the conclusion of the Global Growth and Efficiency Program to reflect its revised estimate of remaining liabilities. This adjustment resulted in a reduction of $16 ($13 aftertax), of which a benefit of $3 was recorded in Selling, general and administrative expenses and $13 was recorded in Other (income) expense, net.

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

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
Total charges incurred for the Global Growth and Efficiency Program related to initiatives undertaken by the following reportable operating segments:

		Total Program
	2019	Charges
North America	4%	17%
Latin America	12%	5%
Europe	4%	19%
Asia Pacific	6%	4%
Africa/Eurasia	(1)%	5%
Hill’s Pet Nutrition	2%	8%
Corporate	73%	42%
Total	100%	100%

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

Employee-Related Costs primarily included severance and other termination benefits and were calculated based on long-standing benefit practices, local statutory requirements and, in certain cases, voluntary termination arrangements. Employee-Related Costs also included pension and other retiree benefit enhancements.

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

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
5.    Goodwill and Other Intangible Assets

The net carrying value of Goodwill as of December 31, 2021 and 2020 by segment was as follows:

	2021	2020
Oral, Personal and Home Care
North America	$912	$912
Latin America	159	171
Europe	1,902	2,415
Asia Pacific	182	190
Africa/Eurasia	114	121
Total Oral, Personal and Home Care	3,269	3,809
Pet Nutrition	15	15
Total Goodwill	$3,284	$3,824

The change in the amount of Goodwill during 2021 is due to the goodwill impairment charge related to the Filorga reporting unit as more fully described below, and foreign currency translation.

Other intangible assets as of December 31, 2021 and 2020 were comprised of the following:

	2021			2020
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trademarks - finite life	$891	$(445)	$446	$902	$(422)	$480
Other finite life intangible assets	744	(289)	455	786	(237)	549
Indefinite life intangible assets	1,561	—	1,561	1,865	—	1,865
Total Other intangible assets	$3,196	$(734)	$2,462	$3,553	$(659)	$2,894

The change in the net carrying amounts of Other intangible assets during 2021 was primarily due to the impact of impairment charge related to the Filorga indefinite-lived trademark as more fully described below, foreign currency translation and amortization expense of $89. Annual estimated amortization expense for each of the next five years is expected to be approximately $77.

The Company made revisions to the internal forecasts relating to its Filorga reporting unit during the fourth quarter of 2021 due primarily to the impact of the COVID-19 pandemic on the Filorga skin health business as a result of government restrictions and reduced consumer mobility, which negatively impacted consumption in the duty-free, travel retail and pharmacy channels. The Company concluded that the changes in circumstances in this reporting unit triggered the need for an interim impairment review of its indefinite-lived trademark and goodwill and, accordingly, performed an interim impairment test for the trademark as of December 31, 2021. The Company concluded that the carrying value of the trademark exceeded its estimated fair value, and recorded an impairment charge of $204, reducing the carrying value to approximately $588. After adjusting the carrying value of the trademark, the Company completed a quantitative impairment test for goodwill and recorded a goodwill impairment charge of $367 in the Filorga reporting unit, reducing the carrying value of goodwill to approximately $577. The goodwill and trademark impairment charges are presented as a separate line item in the Consolidated Statements of Income.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
The Company used the income approach to determine the fair value of the Filorga reporting unit and indefinite-lived trademark that required significant judgments and estimates by management regarding several key inputs, including future cash flows consistent with management’s strategic plans, sales growth rates and the selection of royalty rate and a discount rate, among others. Estimating sales growth rates requires significant judgment by management in areas such as future economic conditions, category and industry growth rates, product pricing, consumer tastes and preferences and future expansion expectations.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
6.    Long-Term Debt and Credit Facilities

Long-term debt consisted of the following at December 31:

	Weighted Average Interest Rate	Maturities			2021	2020
Notes	1.9%	2022	-	2078	$5,958	$6,170
Commercial paper	(0.4)%	2022			1,204	1,139
Finance Lease Obligations	Various	Various			44	34
					7,206	7,343
Less: Current portion of long-term debt					(12)	(9)
Total					$7,194	$7,334

The weighted-average interest rate on short-term borrowings included in Notes and loans payable in the Consolidated Balance Sheets as of December 31, 2021 and 2020 was 0.7% and 4.8%, respectively.

The Company classifies commercial paper and notes maturing within the next twelve months as long-term debt when it has the intent and ability to refinance such obligations on a long-term basis. Excluding such obligations, scheduled maturities of long-term debt and finance leases outstanding as of December 31, 2021, were as follows:

Years Ended December 31,
2022	$456
2023	908
2024	506
2025	135
2026	566
Thereafter	3,431

The Company has entered into interest rate swap agreements and foreign exchange contracts related to certain of these debt instruments. See Note 7, Fair Value Measurements and Financial Instruments for further information about the Company’s financial instruments.

The Company’s debt issuances and redemptions support its capital structure strategy objectives of funding its business and growth initiatives while minimizing its risk-adjusted cost of capital. During the fourth quarter of 2021, the Company issued €500 of eight-year notes at a fixed coupon rate of 0.300%. The debt issuance was under the Company’s shelf registration statement. An amount equal to the net proceeds of the notes will be used to finance or refinance, in part or in full, new and existing projects and programs with distinct environmental or social benefits.

During the fourth quarter of 2021, the Company redeemed prior to maturity all of its outstanding 0.000% notes due 2021 with a principal amount of €500, originally issued on November 12, 2019. The redemption was financed with commercial paper borrowings. The redemption price was equal to the carrying amount of the debt extinguished.

In 1990, the Company’s Canadian subsidiary (“CP Canada”), issued C$145 of Canadian dollar-denominated unsecured unsubordinated 12.85% guaranteed notes due October 4, 2030 (the “Canada notes”). During the third quarter of 2021, CP Canada redeemed the Canada notes and recorded a loss on the early extinguishment of debt of $75, which is included in Interest (income) expense, net in the Consolidated Statements of Income, representing the difference between the redemption price and the carrying amount of the debt extinguished.

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

At December 31, 2021, the Company had access to unused domestic and foreign lines of credit of $3,457 (including under the facility discussed below) and could also issue long-term debt pursuant to an effective shelf registration statement. In August 2021, the Company entered into a new $3,000 five-year revolving credit facility with a syndicate of banks for a five-year term expiring August 2026, which replaced, on substantially similar terms, the Company’s $2,650 revolving credit facility that was scheduled to expire in November 2024. Commitment fees related to the credit facility are not material. The Company’s $1,500 364-day credit facility with a syndicate of banks expired in August 2021 and was not renewed.

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

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
Commodity Price Risk

The Company is exposed to price volatility related to raw materials used in production, such as essential oils, resins, tropical oils, pulp, tallow, corn, poultry and soybeans. The Company manages its raw material exposures through a combination of cost containment measures, sourcing strategies, ongoing productivity initiatives and the limited use of commodity hedging contracts. Futures contracts are used on a limited basis, primarily in the Hill’s Pet Nutrition segment, to manage volatility related to raw material inventory purchases of certain traded commodities, and these contracts are measured using quoted commodity exchange prices (Level 1 valuation). The duration of the commodity contracts generally does not exceed 12 months.

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

The following table summarizes the fair value of the Company’s derivative instruments and other financial instruments which are carried at fair value in the Company’s Consolidated Balance Sheets as of December 31, 2021 and December 31, 2020:

	Assets			Liabilities
	Account	Fair Value		Account	Fair Value
Designated derivative instruments		December 31, 2021	December 31, 2020		December 31, 2021	December 31, 2020
Interest rate swap contracts	Other current assets	$5	$—	Other accruals	$—	$—
Interest rate swap contracts	Other assets	—	14	Other liabilities	—	—
Forward-starting interest rate swaps	Other assets	20	5	Other liabilities	21	—
Foreign currency contracts	Other current assets	22	7	Other accruals	6	93
Commodity contracts	Other current assets	2	3	Other accruals	—	—
Total designated		$49	$29		$27	$93

Other financial instruments
Marketable securities	Other current assets	34	37
Total other financial instruments		$34	$37

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
The carrying amount of cash, cash equivalents, accounts receivable and short-term debt approximated fair value as of December 31, 2021 and 2020. The estimated fair value of the Company’s long-term debt, including the current portion, as of December 31, 2021 and 2020, was $7,651 and $8,175, respectively, and the related carrying value was $7,206 and $7,343, respectively. The estimated fair value of long-term debt was derived principally from quoted prices on the Company’s outstanding fixed-term notes (Level 2 valuation).

The following amounts were recorded on the Consolidated Balance Sheet related to cumulative basis adjustment for fair value hedges as of:

	December 31, 2021	December 31, 2020
Long-term debt:
Carrying amount of hedged item	$405	$413
Cumulative hedging adjustment included in the carrying amount	$5	$14

The following tables present the notional values as of:

	December 31, 2021
	Foreign Currency Contracts	Foreign Currency Debt	Interest Rate Swaps	Forward-Starting Interest Rate Swaps	Commodity Contracts	Total
Fair Value Hedges	$566	$—	$400	$—	$—	$966
Cash Flow Hedges	873	—	—	700	24	1,597
Net Investment Hedges	173	4,600	—	—	—	4,773

	December 31, 2020
	Foreign Currency Contracts	Foreign Currency Debt	Interest Rate Swaps	Forward-Starting Interest Rate Swaps	Commodity Contracts	Total
Fair Value Hedges	$589	$—	$400	$—	$—	$989
Cash Flow Hedges	854	—	—	300	17	1,171
Net Investment Hedges	528	4,523	—	—	—	5,051

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
The following table presents the location and amount of gains (losses) on hedges recognized on the Company’s Consolidated Statements of Income:

	Twelve Months Ended December 31,
	2021			2020
	Cost of sales	Selling, general and administrative expenses	Interest (income) expense, net	Cost of sales	Selling, general and administrative expenses	Interest (income) expense, net
Gain (loss) on hedges recognized in income:
Interest rate swaps designated as fair value hedges:
Derivative instrument	$—	$—	$8	$—	$—	$(10)
Hedged items	—	—	(8)	—	—	10
Foreign currency contracts designated as fair value hedges:
Derivative instrument	—	6	—	—	29	—
Hedged items	—	(6)	—	—	(29)	—
Foreign currency contracts designated as cash flow hedges:
Amount reclassified from OCI	(12)	—	—	1	—	—
Commodity contracts designated as cash flow hedges:
Amount reclassified from OCI	5	—	—	(1)	—	—
Total gain (loss) on hedges recognized in income	$(7)	$—	$—	$—	$—	$—

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
The following table presents the location and amount of unrealized gains (losses) on hedges included in OCI:

	Twelve Months Ended
	December 31,
	2021	2020
Foreign currency contracts designated as cash flow hedges:
Gain (loss) recognized in OCI	$16	$(11)
Forward-starting interest rate swaps designated as cash flow hedges:
Gain (loss) recognized in OCI	(6)	5
Commodity contracts designated as cash flow hedges:
Gain (loss) recognized in OCI	3	3
Foreign currency contracts designated as net investment hedges:
Gain (loss) on instruments	30	(52)
Gain (loss) on hedged items	(30)	52
Foreign currency debt designated as net investment hedges:
Gain (loss) on instruments	370	(356)
Gain (loss) on hedged items	(370)	356
Total unrealized gain (loss) on hedges recognized in OCI	$13	$(3)

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
8.    Capital Stock and Stock-Based Compensation Plans

Preference Stock

The Company has the authority to issue 50,262,150 shares of preference stock.

Stock Repurchases

On June 18, 2018, the Board authorized the repurchase of shares of the Company’s common stock having an aggregate purchase price of up to $5 billion under a new share repurchase program (the “2018 Program”), which replaced a previously authorized share repurchase program. The Company commenced repurchases of shares of the Company’s common stock under the 2018 Program beginning June 19, 2018. The Board also has authorized share repurchases on an ongoing basis to fulfill certain requirements of the Company’s compensation and benefit programs. The shares are repurchased from time to time in open market or privately negotiated transactions at the Company’s discretion, subject to market conditions, customary blackout periods and other factors. The Company repurchased its common stock at a cost of $1,320 during 2021 under the 2018 Program.

The Company may use either authorized and unissued shares or treasury shares to meet share requirements resulting from the exercise of stock options and the vesting of restricted stock unit awards.

A summary of common stock and treasury stock activity for the three years ended December 31 is as follows:

	Common Stock Outstanding	Treasury Stock
Balance, January 1, 2019	862,912,792	602,793,568

Common stock acquired	(17,219,642)	17,219,642
Shares issued for stock options	8,145,777	(8,145,777)
Shares issued for restricted stock units and other	862,852	(862,852)
Balance, December 31, 2019	854,701,779	611,004,581

Common stock acquired	(18,701,843)	18,701,843
Shares issued for stock options	13,018,354	(13,018,354)
Shares issued for restricted stock units and other	875,311	(875,311)
Balance, December 31, 2020	849,893,601	615,812,759

Common stock acquired	(16,518,163)	16,518,163
Shares issued for stock options	6,357,793	(6,357,793)
Shares issued for restricted stock units and other	747,053	(747,053)
Balance, December 31, 2021	840,480,284	625,226,076

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

The Company has one incentive compensation plan pursuant to which it issues restricted stock units (both performance-based and time-vested) and stock options to employees and shares of common stock and stock options to non-employee directors. The Personnel and Organization Committee of the Board of Directors, which is comprised entirely of independent directors, administers the incentive compensation plan. The total stock-based compensation expense charged against pretax income for this plan was $135, $107 and $100 for the years ended December 31, 2021, 2020 and 2019, respectively. The total income tax benefit recognized on stock-based compensation, excluding excess tax benefits, was approximately $25, $20 and $20 for the years ended December 31, 2021, 2020 and 2019, respectively.

Stock-based compensation expense is recorded within Selling, general and administrative expenses in the Corporate segment as these amounts are not included in internal measures of segment operating performance.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock option awards. The weighted-average estimated fair value of stock options granted in the years ended December 31, 2021, 2020 and 2019 was $11.11, $11.26 and $10.48, respectively. Fair value is estimated using the Black-Scholes option pricing model with the assumptions summarized in the following table:

	2021	2020	2019
Expected term of options	6 years	6 years	6 years
Expected volatility rate	20.3%	21.8%	19.2%
Risk-free interest rate	1.0%	0.5%	1.5%
Expected dividend yield	2.3%	2.3%	2.3%

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

A summary of performance-based restricted stock unit activity for the year ended December 31, 2021 is presented below:

	Shares (in thousands)	Weighted Average Grant Date Fair Value Per Award
Performance-based restricted stock units as of January 1, 2021	860	$73
Activity:
Granted	355	70
Forfeited	(189)	81
Performance-based restricted stock units as of December 31, 2021	1,026	$70

As of December 31, 2021, there was $26 of total unrecognized compensation expense related to unvested performance-based restricted stock unit awards, which will be recognized ratably over the remaining performance period.

The Company uses a Monte-Carlo simulation model to estimate the fair value of performance-based restricted stock units at the date of grant.

Time-Vested Restricted Stock Units

The Company also grants time-vested restricted stock unit awards. As described above, under the Company’s previous long-term incentive program, time-vested restricted stock unit awards were granted to officers and other key employees following a three-year performance period. Awards vest at the end of the restriction period, which is three years from the date of grant. Awards for the 2018-2020 performance period were granted in 2021. No awards were granted in 2019 or 2020 for the 2016-2018 or 2017-2019 performance periods. As of December 31, 2021, approximately 10,990,000 shares of common stock were available for future restricted stock unit awards.

A summary of restricted stock unit activity during 2021 is presented below:

	Shares (in thousands)	Weighted Average Grant Date Fair Value Per Award
Restricted stock units as of January 1, 2021	1,897	$73
Activity:
Granted	749	78
Vested	(674)	70
Forfeited	(56)	74
Restricted stock units as of December 31, 2021	1,916	$76

As of December 31, 2021, there was $56 of total unrecognized compensation expense related to unvested time-vested restricted stock unit awards, which will be recognized over a weighted-average period of 2 years. The total fair value of time-vested restricted stock units vested during the years ended December 31, 2021, 2020 and 2019 was $47, $58 and $53, respectively.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

Stock Options

The Company issues non-qualified stock options to non-employee directors, officers and other employees. Beginning in 2019, stock options have a contractual term of eight years. Prior to 2019, stock options generally had a contractual term of six years. Stock options generally vest ratably over three years. As of December 31, 2021, approximately 26,038,000 shares of common stock were available for future stock option grants.

A summary of stock option activity during 2021 is presented below:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Intrinsic Value of Unexercised In-the-Money Options
Options outstanding, January 1, 2021	27,530	$71
Granted	5,120	77
Exercised	(6,358)	68
Forfeited	(173)	75
Expired	(24)	73
Options outstanding, December 31, 2021	26,095	72	5	$309
Options exercisable, December 31, 2021	16,725	$72	3	$223

As of December 31, 2021, there was $32 of total unrecognized compensation expense related to unvested options, which will be recognized over a weighted-average period of 1.5 years. The total intrinsic value of options exercised during the years ended December 31, 2021, 2020 and 2019 was $83, $136 and $84, respectively.

The benefits of tax deductions in excess of grant date fair value resulting from the exercise of stock options and vesting of restricted stock unit awards for the years ended December 31, 2021, 2020 and 2019 were $9, $8 and $6, respectively, and are recognized in the provision for income taxes as a discrete item in the quarterly period in which they occur and classified as an operating cash flow. Cash proceeds received from options exercised for the years ended December 31, 2021, 2020 and 2019 were $424, $874 and $498, respectively.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
9.    Employee Stock Ownership Plan

In 1989, the Company expanded its Employee Stock Ownership Plan (“ESOP”) through the introduction of a leveraged ESOP that funds certain benefits for employees who have met eligibility requirements. As of December 31, 2021 and 2020, there were 10,290,667 and 11,545,950 shares of common stock, respectively, outstanding and issued to the Company’s ESOP.

During 2000, the ESOP entered into a loan agreement with the Company under which the benefits of the ESOP may be extended through 2035. As of December 31, 2021, the ESOP had outstanding borrowings from the Company of $1, which represents unearned compensation shown as a reduction in Shareholders’ equity.

Dividends on stock held by the ESOP are paid to the ESOP trust and, together with cash contributions from the Company, are (a) used by the ESOP to repay principal and interest, (b) credited to participant accounts, (c) used for contributions to the Company’s defined contribution plans or (d) used to pay the Company’s defined contribution plan expenses. Stock is allocated to participants based upon the ratio of the current year’s debt service to the sum of total outstanding principal and interest payments over the life of the debt. As of December 31, 2021, 9,559,255 shares of common stock had been released and allocated to participant accounts and 731,412 shares of common stock were available for future release and allocation to participant accounts.

Dividends on the stock used to repay principal and interest or credited to participant accounts are deductible for income tax purposes and, accordingly, are reflected net of their tax benefit in the Consolidated Statements of Changes in Shareholders’ Equity.

Annual expense related to the ESOP was $0 in 2021, 2020 and 2019.

The Company paid dividends on the shares held by the ESOP of $20 in 2021, $23 in 2020 and $25 in 2019. The Company did not make any contributions to the ESOP in 2021, 2020 or 2019.

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

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
In the Company’s principal U.S. plans and certain funded foreign plans, funds are contributed to trusts in accordance with regulatory limits to provide for current service and for any unfunded projected benefit obligation over a reasonable period. The target asset allocation for the Company’s defined benefit plans is as follows:

	United States	International
Asset Category
Equity securities	21%	22%
Fixed income securities	76%	63%
Real estate and other investments	3%	15%
Total	100%	100%

At December 31, 2021, the allocation of the Company’s plan assets and the level of valuation input, as applicable, for each major asset category were as follows:

	Level of Valuation Input	Pension Plans
		United States	International	Other Retiree Benefit Plans

Cash and cash equivalents	Level 1	$38	$9	$—
U.S. common stocks	Level 1	—	2	—
International common stocks	Level 1	—	13	—
Pooled funds(1)	Level 1	48	116	—
Fixed income securities(2)	Level 2	905	67	—
Guaranteed investment contracts(3)	Level 2	1	51	—
		992	258	—
Investments valued using NAV per share(4)
Domestic, developed and emerging markets equity funds		361	97	—
Fixed income funds(5)		469	328	—
Hedge funds(6)		—	8	—
Multi-asset funds(7)		26	2	—
Real estate funds(8)		—	30	—
		856	465	—

Other assets and liabilities, net(9)		(14)	—	—
Total Investments		$1,834	$723	$—

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
(2)The fixed income securities are traded over-the-counter and certain of these securities lack daily pricing or liquidity and as such are classified as Level 2. As of December 31, 2021, approximately 40% of the U.S. pension plan fixed income portfolio was invested in U.S. treasury or agency securities, with the remainder invested in other government bonds and corporate bonds, compared to approximately 50% as of December 31, 2020.
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

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
Equity securities in the U.S. plans did not include any investment in the Company’s common stock at either December 31, 2021 or December 31, 2020. In 2020, the U.S. plans sold 739,869 shares of the Company’s common stock to the Company to take the number of shares of the Company’s stock in the U.S. plans to zero as of December 31, 2020. No shares of the Company’s stock were purchased by the U.S. plans in 2021 or 2020. The plans received no dividends on the Company’s common stock in either 2021 or 2020.

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

The Company uses a December 31 measurement date for its defined benefit and other retiree benefit plans. Summarized information for the Company’s defined benefit and other retiree benefit plans is as follows:

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

	Pension Plans				Other Retiree Benefit Plans
	2021	2020	2021	2020	2021	2020
	United States		International
Change in Benefit Obligations
Benefit obligations at beginning of year	$2,363	$2,272	$1,013	$876	$1,112	$1,050
Service cost	—	1	19	17	26	20
Interest cost	61	74	20	21	35	37
Participants’ contributions	—	—	6	5	—	—
Acquisitions/plan amendments	(2)	—	—	30	—	—
Actuarial loss (gain)	(52)	171	(39)	65	(50)	61
Foreign exchange impact	—	—	(38)	46	(8)	(9)
Termination benefits	—	3	—	—	—	—
Curtailments and settlements	(5)	(3)	(4)	(7)	—	—
Benefit payments	(158)	(155)	(40)	(40)	(35)	(47)
Other	—	—	—	—	—	—
Benefit obligations at end of year	$2,207	$2,363	$937	$1,013	$1,080	$1,112
Change in Plan Assets
Fair value of plan assets at beginning of year	$1,921	$1,806	$698	$586	$3	$37
Actual return on plan assets	46	243	45	59	—	2
Company contributions	28	30	33	36	32	11
Participants’ contributions	—	—	6	5	—	—
Foreign exchange impact	—	—	(14)	26	—	—
Settlements and acquisitions	(3)	(3)	(5)	26	—	—
Benefit payments	(158)	(155)	(40)	(40)	(35)	(47)
Other	—	—	—	—	—	—
Fair value of plan assets at end of year	$1,834	$1,921	$723	$698	$—	$3
Funded Status
Benefit obligations at end of year	$2,207	$2,363	$937	$1,013	$1,080	$1,112
Fair value of plan assets at end of year	1,834	1,921	723	698	—	3
Net amount recognized	$(373)	$(442)	$(214)	$(315)	$(1,080)	$(1,109)
Amounts Recognized in Balance Sheet
Noncurrent assets	$70	$20	$72	$18	$—	$—
Current liabilities	(27)	(30)	(13)	(14)	(47)	(45)
Noncurrent liabilities	(416)	(432)	(273)	(319)	(1,033)	(1,064)
Net amount recognized	$(373)	$(442)	$(214)	$(315)	$(1,080)	$(1,109)
Amounts Recognized in Accumulated Other Comprehensive Income (Loss)
Actuarial loss	$866	$902	$179	$255	$356	$429
Transition/prior service cost	—	1	9	7	—	—
	$866	$903	$188	$262	$356	$429
Accumulated benefit obligation	$2,171	$2,325	$872	$946	$—	$—

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

	Pension Plans				Other Retiree Benefit Plans
	2021	2020	2021	2020	2021	2020
	United States		International
Weighted-Average Assumptions Used to Determine Benefit Obligations
Discount rate	2.98%	2.65%	2.10%	1.61%	3.06%	2.88%
Expected long-term rate of return on plan assets	5.70%	5.70%	2.72%	2.93%	N/A	5.70%
Long-term rate of compensation increase	3.50%	3.50%	2.89%	2.62%	3.50%	3.50%
ESOP growth rate	—%	—%	—%	—%	6.00%	10.00%
Medical cost trend rate of increase	—%	—%	—%	—%	6.00%	6.00%
Interest Crediting Rate	2.85%	2.48%	0.84%	0.83%	—%	—%

The actuarial gains recorded during 2021 for both the U.S. pension and other retiree benefit plans were primarily a result of an increase in discount rates applied against future estimated benefit payments that resulted in a decrease in the benefit obligation for both the U.S. pension and Other retiree benefit plans. The actuarial losses incurred during 2020 were primarily driven by a decrease in discount rates applied against future expected benefit payments that resulted in an increase in the benefit obligation for both the U.S. pension and Other retiree benefit plans.

The overall investment objective of the plans is to balance risk and return so that obligations to employees are met. The Company evaluates its expected long-term rate of return on plan assets on an annual basis. In determining the expected long-term rate of return, the Company considers the nature of the plans’ investments and the historical rates of return. The assumed expected long-term rate of return on plan assets as of December 31, 2021 for the U.S. plans was 5.70%. Average annual rates of return for the U.S. plans for the most recent 1-year, 5-year, 10-year, 15-year and 25-year periods were 3%, 8%, 8%, 6% and 7%, respectively. Similar assessments were performed in determining rates of return on international pension plan assets to arrive at the Company’s 2021 weighted-average expected long-term rate of return on plan assets of 2.72%.

The medical cost trend rate of increase assumed in measuring the expected cost of benefits is projected to decrease from 6.00% in 2022 to 4.75% by 2026, remaining at 4.75% for the years thereafter.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
Pension plans with projected benefit obligations in excess of plan assets and plans with accumulated benefit obligations in excess of plan assets as of December 31 consisted of the following:

	2021	2020
Benefit Obligation Exceeds Fair Value of Plan Assets
Projected benefit obligation	$805	$1,092
Fair value of plan assets	82	299

Accumulated benefit obligation	771	882
Fair value of plan assets	81	134

Other Retiree Benefit plans with accumulated postretirement benefit obligation in excess of plan assets as of December 31 consisted of the following:

	2021	2020
Benefit Obligation Exceeds Fair Value of Plan Assets
Accumulated postretirement benefit obligation	$1,080	$1,112
Fair value of plan assets	—	3

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
Summarized information regarding the net periodic benefit costs for the Company’s defined benefit and other retiree benefit plans is as follows:

	Pension Plans						Other Retiree Benefit Plans
	2021	2020	2019	2021	2020	2019	2021	2020	2019
	United States			International
Components of Net Periodic Benefit Cost
Service cost	$—	$1	$1	$19	$17	$14	$26	$20	$15
Interest cost	61	74	90	20	21	22	35	37	41
Expected return on plan assets	(106)	(111)	(103)	(20)	(22)	(19)	—	(2)	(3)
Amortization of transition and prior service costs (credits)	—	—	—	1	—	1	—	—	—
Amortization of actuarial loss	47	46	51	11	9	9	23	18	11
Net periodic benefit cost	$2	$10	$39	$31	$25	$27	$84	$73	$64
Other postretirement charges	(3)	4	7	1	—	1	—	—	—
Total pension cost	$(1)	$14	$46	$32	$25	$28	$84	$73	$64
Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost
Discount rate	2.65%	3.40%	4.38%	1.61%	2.06%	2.80%	2.88%	3.56%	4.43%
Expected long-term rate of return on plan assets	5.70%	6.30%	6.60%	2.93%	3.38%	4.06%	5.70%	6.30%	6.60%
Long-term rate of compensation increase	3.50%	3.50%	3.50%	2.62%	2.83%	2.86%	—%	—%	—%
ESOP growth rate	—%	—%	—%	—%	—%	—%	10.00%	10.00%	10.00%
Medical cost trend rate of increase	—%	—%	—%	—%	—%	—%	6.00%	6.00%	6.00%
Interest Crediting Rate	2.48%	3.21%	4.26%	0.83%	0.85%	0.85%	—%	—%	—%

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

The Company made no voluntary contributions in 2021 and 2020, and made voluntary contributions of $113 in 2019, to its U.S. retirement plans.

Expected Contributions and Benefit Payments

The Company does not expect to make any voluntary contributions to its U.S. postretirement plans for the year ending December 31, 2022. Actual funding may differ from current estimates depending on the variability of the market value of the assets as compared to the obligation and other market or regulatory conditions.

Benefit payments expected to be paid from the Company’s assets to participants in unfunded plans are estimated to be approximately $89 for the year ending December 31, 2022.

Total benefit payments expected to be paid to participants in both funded and unfunded plans are estimated as follows:

	Pension Plans
Years Ended December 31,	United States	International	Other Retiree Benefit Plans	Total
2022	$147	$43	$47	$237
2023	146	40	48	234
2024	147	45	49	241
2025	144	44	50	238
2026	147	46	51	244
2027-2031	692	246	267	1,205

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
11.    Income Taxes

The components of Income before income taxes are as follows for the years ended December 31:

	2021	2020	2019
United States	$1,256	$1,317	$1,050
International	1,831	2,330	2,251
Total Income before income taxes	$3,087	$3,647	$3,301

The Provision for income taxes consists of the following for the years ended December 31:

	2021	2020	2019
United States	$228	$259	$180
International	521	528	594
Total Provision for income taxes	$749	$787	$774

Temporary differences between accounting for financial statement purposes and accounting for tax purposes result in the current provision for taxes being higher (lower) than the total provision for income taxes as follows:

	2021	2020	2019
Goodwill and intangible assets	$50	$1	$34
Property, plant and equipment	(19)	12	12
Pension and other retiree benefits	(4)	10	(13)
Stock-based compensation	11	(7)	(1)
Right-of-use assets/lease liabilities	(2)	(1)	—
Tax credits and tax loss carryforwards	(2)	(1)	3
Deferred withholding tax	(16)	111	(21)
Other, net	19	18	(33)
Total deferred tax benefit (provision)	$37	$143	$(19)

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
The difference between the statutory U.S. federal income tax rate and the Company’s global effective tax rate as reflected in the Consolidated Statements of Income is as follows:

	2021	2020	2019
Percentage of Income before income taxes
Tax at United States statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	1.1	1.0	0.6
Earnings taxed at other than United States statutory rate	2.7	3.3	4.6
Benefit for foreign tax matters(1)	—	(2.0)	(0.9)
Non-deductible goodwill impairment charges	2.2	—	—
Foreign-derived intangible income benefit	(2.2)	(1.6)	(1.3)
Other, net	(0.5)	(0.1)	(0.6)
Effective tax rate	24.3%	21.6%	23.4%
_________
(1)In 2020, the provision for income taxes includes $71 of income tax benefits recorded on a discrete period basis, of which $45 relates to previously recorded foreign withholding taxes and $26 relates to a previously recorded valuation allowance against a deferred tax asset. As part of a previously recorded charge for the Tax Cuts and Jobs Act of 2017 (the “TCJA”), the Company has provided for foreign withholding taxes expected to be paid on the remittance of earnings from certain overseas subsidiaries no longer deemed indefinitely reinvested. As a result of a recent reorganization of the ownership structure of certain foreign subsidiaries, the Company determined that no withholding taxes will be due on the remittance by certain subsidiaries of earnings previously deemed reinvested and, accordingly, reversed $45 of previously recorded foreign withholding taxes. Also as part of the previously recorded charge for the TCJA, the Company provided a valuation allowance against a deferred tax asset related to the foreign tax credit carryforwards that the Company did not expect to be able to use due to changes made by the TCJA. As a result of a new operating structure being implemented within one of the Company’s divisions, the Company believes the use of these foreign tax credit carryforwards will not be limited in the future and, accordingly, reversed the previously recorded valuation allowance of $26. In 2019, the provision for income taxes includes a net benefit of $29 related to changes enacted by the Swiss government to its corporate tax regime, which included, among other items, the repeal of certain preferential tax regimes and an increase to the cantonal tax rate for future periods. Additionally, the government provided transition rules which allowed companies to record goodwill for tax purposes, partially offsetting the impact on cash taxes of the higher cantonal rate over the next ten years.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
The components of deferred tax assets (liabilities) are as follows at December 31:

	2021	2020
Deferred tax liabilities:
Goodwill and intangible assets	$(523)	$(603)
Property, plant and equipment	(301)	(281)
Right-of-use assets	(125)	(131)
Deferred withholding tax	(111)	(95)
Other	(35)	(52)
Total deferred tax liabilities	(1,095)	(1,162)
Deferred tax assets:
Pension and other retiree benefits	344	404
Tax credits and tax loss carryforwards	152	127
Lease liabilities	138	144
Accrued liabilities	234	250
Stock-based compensation	76	73
Other	69	125
Total deferred tax assets	1,013	1,123
Valuation Allowance	$(120)	$(96)
Net deferred tax assets	$893	$1,027
Net deferred income taxes	$(202)	$(135)

Applicable U.S. income and foreign withholding taxes have been provided on substantially all of the Company’s accumulated earnings of foreign subsidiaries.

Net tax expense of $(146) was recorded directly through equity in 2021, and net tax benefits of $101 and $13 were recorded directly through equity in 2020 and 2019, respectively. The net tax expense or benefit in each year predominantly includes current and future tax impacts related to benefit plans and the impact of currency translation adjustments.

The Company uses a comprehensive model to recognize, measure, present and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on an income tax return.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
Unrecognized tax benefits activity for the years ended December 31, 2021, 2020 and 2019 is summarized below:

	2021	2020	2019
Unrecognized tax benefits:
Balance, January 1	$227	$173	$190
Increases as a result of tax positions taken during the current year	26	18	14
Decreases of tax positions taken during prior years	(20)	(5)	(21)
Increases of tax positions taken during prior years	40	57	20
Decreases as a result of settlements with taxing authorities and the expiration of statutes of limitations	(23)	(19)	(30)
Effect of foreign currency rate movements	(5)	3	—
Balance, December 31	$245	$227	$173

If all of the unrecognized tax benefits for 2021 above were recognized, approximately $235 would impact the effective tax rate. Although it is possible that the amount of unrecognized benefits with respect to our uncertain tax positions will increase or decrease in the next twelve months, the Company does not expect material changes.

The Company recognized expense of approximately $10, $9 and $0 for interest and penalties related to the above unrecognized tax benefits within income tax expense in 2021, 2020 and 2019, respectively. The Company had accrued interest and penalties of approximately $35, $24 and $23 as of December 31, 2021, 2020 and 2019, respectively.

The Company and its subsidiaries file U.S. federal income tax returns as well as income tax returns in many state and foreign jurisdictions. All U.S. federal income tax returns through December 31, 2013 have been audited by the IRS and there are limited matters which the Company plans to appeal for years 2010 through 2013, the settlement of which is not expected to have a material effect on the Company’s results of operations, cash flows or financial condition. With a few exceptions, the Company is no longer subject to U.S. state and local income tax examinations for income tax returns through December 31, 2016. In addition, the Company has subsidiaries in various foreign jurisdictions that have statutes of limitations for tax audits generally ranging from three to six years.

The Company has made an accounting policy election to treat Global Intangible Low-Taxed Income taxes as a current period expense rather than including these amounts in the measurement of deferred taxes.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
12.    Earnings Per Share

For the years ended December 31, 2021, 2020 and 2019, earnings per share were as follows:

	2021			2020			2019
	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share
Basic EPS	$2,166	845.0	$2.56	$2,695	856.8	$3.15	$2,367	859.1	$2.76
Stock options and restricted stock units		3.3			2.5			2.0
Diluted EPS	$2,166	848.3	$2.55	$2,695	859.3	$3.14	$2,367	861.1	$2.75

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

As of December 31, 2021, 2020 and 2019, the average number of stock options that were anti-dilutive and not included in diluted earnings per share calculations were 2,495,393, 3,257,310 and 19,901,202, respectively. As of December 31, 2021, 2020 and 2019, the average number of restricted stock units that were anti-dilutive and not included in diluted earnings per share calculations were 126,378, 25,381 and 4,516, respectively.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
13.    Commitments and Contingencies

As of December 31, 2021, the Company has various contractual commitments for future multi-year purchases of raw, packaging and other materials totaling approximately $724.

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

The Brazilian internal revenue authority has disallowed interest deductions and foreign exchange losses taken by the Company’s Brazilian subsidiary for certain years in connection with the financing of the Kolynos acquisition. The tax assessments with interest, penalties and any court-mandated fees, at the current exchange rate, are approximately $106. This amount includes additional assessments received from the Brazilian internal revenue authority in April 2016 relating to net operating loss carryforwards used by the Company’s Brazilian subsidiary to offset taxable income that had also been deducted from the authority’s original assessments. The Company has been disputing the disallowances by appealing the assessments since October 2001.

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

Competition Matter

Certain of the Company’s subsidiaries were historically subject to actions and, in some cases, fines, by governmental authorities in a number of countries related to alleged competition law violations. Substantially all of these matters also involved other consumer goods companies and/or retail customers. The Company’s policy is to comply with antitrust and competition laws and, if a violation of any such laws is found, to take appropriate remedial action and to cooperate fully with any related governmental inquiry. The status as of December 31, 2021 of such competition law matters pending against the Company during the year ended December 31, 2021 is set forth below.

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

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
Talcum Powder Matters

The Company has been named as a defendant in civil actions alleging that certain talcum powder products that were sold prior to 1996 were contaminated with asbestos and/or caused mesothelioma and other cancers. Many of these actions involve a number of co-defendants from a variety of different industries, including suppliers of asbestos and manufacturers of products that, unlike the Company’s products, were designed to contain asbestos. As of December 31, 2021, there were 171 individual cases pending against the Company in state and federal courts throughout the United States, as compared to 136 cases as of December 31, 2020. During the year ended December 31, 2021, 74 new cases were filed and 39 cases were resolved by voluntary dismissal, settlement or dismissal by the court. The value of the settlements in the years presented was not material, either individually or in the aggregate, to each such period’s results of operations.

A significant portion of the Company’s costs incurred in defending and resolving these claims has been, and the Company believes that a portion of the costs will continue to be, covered by insurance policies issued by several primary, excess and umbrella insurance carriers, subject to deductibles, exclusions, retentions, policy limits and insurance carrier insolvencies.

While the Company and its legal counsel believe that these cases are without merit and intend to challenge them vigorously, there can be no assurances regarding the ultimate resolution of these matters.

ERISA Matter

In June 2016, a putative class action claiming that residual annuity payments made to certain participants in the Colgate-Palmolive Company Employees’ Retirement Income Plan (the “Plan”) did not comply with the Employee Retirement Income Security Act was filed against the Plan, the Company and certain individuals (the “Company Defendants”) in the United States District Court for the Southern District of New York (the “Court”). The relief sought includes recalculation of benefits, pre- and post-judgment interest and attorneys’ fees. This action was certified as a class action in July 2017. In July 2020, the Court granted in part and denied in part the Company Defendants’ motion for summary judgment and dismissed certain claims on consent of the parties. In August 2020, the Court granted the plaintiffs’ motion for summary judgment on the remaining claims. The Company and the Plan are contesting this action vigorously and, in September 2020, appealed to the United States Court of Appeals for the Second Circuit. The appeal is currently pending.

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

Approximately 70% of the Company’s Net sales are generated from markets outside the U.S., with approximately 45% of the Company’s Net sales coming from emerging markets (which consist of Latin America, Asia (excluding Japan), Africa/Eurasia and Central Europe). Oral, Personal and Home Care sales to Walmart, Inc. and its affiliates represent approximately 12%, 12% and 11% of the Company’s Net sales in 2021, 2020 and 2019, respectively. No other customer represented more than 10% of Net sales in any period presented.

In 2021, Corporate Operating profit included goodwill and indefinite-lived intangible impairment charges of $571, and a benefit of $26 related to a value-added tax matter in Brazil. In 2020, Corporate Operating profit included benefits of $16 resulting from the Global Growth and Efficiency Program and a charge of $6 for acquisition-related costs. In 2019, Corporate Operating profit included charges of $125 resulting from the Global Growth and Efficiency Program, a charge of $24 for acquisition-related costs and a benefit of $30 from a value-added tax matter in Brazil.

	2021	2020	2019
Net sales
Oral, Personal and Home Care
North America(1)	$3,694	$3,741	$3,424
Latin America	3,663	3,418	3,606
Europe	2,841	2,747	2,450
Asia Pacific	2,867	2,701	2,707
Africa/Eurasia	1,045	981	981
Total Oral, Personal and Home Care	14,110	13,588	13,168
Pet Nutrition(2)	3,311	2,883	2,525
Total Net sales	$17,421	$16,471	$15,693
_________
(1)    Net sales in the U.S. for Oral, Personal and Home Care were $3,391, $3,447 and $3,166 in 2021, 2020 and 2019, respectively.
(2)    Net sales in the U.S. for Pet Nutrition were $2,018, $1,712 and $1,441 in 2021, 2020 and 2019, respectively.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

	2021	2020	2019
Operating profit
Oral, Personal and Home Care
North America	$754	$988	$982
Latin America	1,012	975	963
Europe	682	652	624
Asia Pacific	844	773	749
Africa/Eurasia	203	206	187
Total Oral, Personal and Home Care	3,495	3,594	3,505
Pet Nutrition	901	793	703
Corporate	(1,064)	(502)	(654)
Total Operating profit	$3,332	$3,885	$3,554

	2021	2020	2019
Capital expenditures
Oral, Personal and Home Care
North America	$87	$65	$43
Latin America	118	104	90
Europe	44	41	42
Asia Pacific	50	51	40
Africa/Eurasia	33	13	8
Total Oral, Personal and Home Care	332	274	223
Pet Nutrition	147	56	41
Corporate	88	79	71
Total Capital expenditures	$567	$409	$335

	2021	2020	2019
Depreciation and amortization
Oral, Personal and Home Care
North America	$104	$101	$94
Latin America	88	81	84
Europe	98	94	72
Asia Pacific	96	95	100
Africa/Eurasia	9	9	8
Total Oral, Personal and Home Care	395	380	358
Pet Nutrition	62	58	55
Corporate	99	101	106
Total Depreciation and amortization	$556	$539	$519

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

	2021	2020	2019
Identifiable assets
Oral, Personal and Home Care
North America	$4,058	$4,132	$3,576
Latin America	2,369	2,251	2,384
Europe	4,432	5,386	5,104
Asia Pacific	2,161	2,272	2,155
Africa/Eurasia	599	605	590
Total Oral, Personal and Home Care	13,619	14,646	13,809
Pet Nutrition	1,342	1,210	1,175
Corporate(1)	79	64	50
Total Identifiable assets	$15,040	$15,920	$15,034
____________
(1)In 2021, Corporate identifiable assets primarily consisted of investments in equity securities (87%) and derivative instruments (10%). In 2020, Corporate identifiable assets primarily consisted of investments in equity securities (95%). In 2019, Corporate identifiable assets primarily consisted of investments in equity securities (92%) and derivative instruments (2%).

	2021	2020	2019
Long-lived assets(1)
United States	$1,981	$1,889	$1,895
International	2,275	2,348	2,359
Total Long-lived assets	$4,256	$4,237	$4,254
____________
(1)Long-lived assets include Property, plant and equipment, net and lease right-of-use assets.

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

Substantially all of the Company’s leases are considered operating leases. Finance leases were not material as of December 31, 2021 and 2020.

As of December 31, 2021 and 2020, the Company’s right-of use assets and liabilities for operating leases were as follows:

	2021	2020
Other assets	$527	$521

Other accruals	137	137
Other liabilities	451	476
Total operating lease liabilities	$588	$613

Lease liabilities for operating leases as of December 31, 2021 were as follows:

2022	$156
2023	109
2024	76
2025	61
2026	48
Thereafter	235
Total lease commitments	$685
Less: Interest	(97)
Present value of lease liabilities	$588

The components of the Company’s operating lease cost for the twelve months ended December 31, 2021 and 2020 were as follows:

	2021	2020
Operating lease cost	$142	$155
Short-term lease cost	7	3
Variable lease cost	20	20
Sublease Income	(1)	—
Total lease cost	$168	$178

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

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
Supplemental cash flow information related to operating leases for the twelve months ended December 31, 2021 and 2020 was as follows:
▪Payments against amounts included in the measurement of lease liabilities: $173 and $193, respectively
▪Lease assets obtained in exchange for lease liabilities: $197 and $163, respectively.

As of December 31, 2021 and 2020, the weighted-average remaining lease term for operating leases was 8 and 8 years, respectively, and the weighted-average discount rate for operating leases was 4.0% and 4.2%, respectively.

There were no material operating leases that the Company had entered into and that were yet to commence as of December 31, 2021.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
16.    Supplemental Income Statement Information

Other (income) expense, net	2021	2020	2019
Global Growth and Efficiency Program	$—	$(13)	$57
Amortization of intangible assets	89	88	62
Equity income	(12)	(12)	(9)
Value-added tax matter in Brazil	(26)	—	(30)
Write-off of certain investments and fixed assets	10	—	51
Acquisition-related costs	—	2	21
Charges for a change in go-to-market strategy in certain countries	—	—	15
Other, net	4	48	29
Total Other (income) expense, net	$65	$113	$196

Interest (income) expense, net	2021	2020	2019
Interest incurred	$195	$184	$193
Interest capitalized	(3)	(1)	(1)
Interest income	(17)	(19)	(47)
Total Interest (income) expense, net	$175	$164	$145

	2021	2020	2019
Research and development	$307	$290	$281
Advertising	$2,021	$1,948	$1,694

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
17.    Supplemental Balance Sheet Information

Inventories by major class are as follows at December 31:

Inventories	2021	2020
Raw materials and supplies	$505	$454
Work-in-process	39	45
Finished goods	1,248	1,256
Total Inventories, net	$1,792	$1,755
Non-current inventory, net	(100)	(82)
Current Inventories, net	$1,692	$1,673

Inventories valued under LIFO amounted to $410 and $439 at December 31, 2021 and 2020, respectively. The excess of current cost over LIFO cost at the end of each year was $60 and $65, respectively. The liquidations of LIFO inventory quantities had no material effect on income in 2021, 2020 and 2019. Inventory classified as non-current at December 31, 2021 was recorded on the Consolidated Balance Sheets as “Other assets.”

Property, plant and equipment, net	2021	2020
Land	$163	$166
Buildings	1,603	1,623
Manufacturing machinery and equipment	5,527	5,409
Other equipment	1,606	1,553
	8,899	8,751
Accumulated depreciation	(5,169)	(5,035)
Total Property, plant and equipment, net	$3,730	$3,716

Other accruals	2021	2020
Accrued advertising and coupon redemption	$709	$728
Accrued payroll and employee benefits	353	401
Accrued taxes other than income taxes	118	116
Restructuring accrual	7	21
Pension and other retiree benefits	87	89
Lease liabilities due in one year	137	137
Accrued interest	38	39
Derivatives	6	93
Other	630	717
Total Other accruals	$2,085	$2,341

Other liabilities	2021	2020
Pension and other retiree benefits	$1,722	$1,815
Restructuring accrual	2	10
Long-term lease liabilities	451	476
Other	254	354
Total Other liabilities	$2,429	$2,655

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
18.    Supplemental Other Comprehensive Income (Loss) Information

Other comprehensive income (loss) components attributable to Colgate-Palmolive Company before tax and net of tax during the years ended December 31 were as follows:

	2021		2020		2019
	Pretax	Net of Tax	Pretax	Net of Tax	Pretax	Net of Tax

Cumulative translation adjustments	$(99)	$(191)	$(119)	$(30)	$49	$27
Pension and other benefits:
Net actuarial gain (loss), prior service costs and settlements during the period	102	71	(125)	(97)	(204)	(154)
Amortization of net actuarial loss, transition and prior service costs(1)	82	63	74	57	72	54
Retirement Plan and other retiree benefit adjustments	184	134	(51)	(40)	(132)	(100)
Cash flow hedges:
Unrealized gains (losses) on cash flow hedges	13	10	(3)	(2)	(9)	(7)
Reclassification of (gains) losses into net earnings on cash flow hedges(2)	7	6	—	—	(6)	(5)
Gains (losses) on cash flow hedges	20	16	(3)	(2)	(15)	(12)
Total Other comprehensive income (loss)	$105	$(41)	$(173)	$(72)	$(98)	$(85)
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

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) is comprised of cumulative foreign currency translation gains and losses, unrecognized pension and other retiree benefit costs and unrealized gains and losses from derivative instruments designated as cash flow hedges. At December 31, 2021 and 2020, Accumulated other comprehensive income (loss) consisted primarily of aftertax unrecognized pension and other retiree benefit costs of $1,044 and $1,178, respectively, and cumulative foreign currency translation adjustments of $3,349 and $3,158, respectively. Foreign currency translation adjustments in 2021 primarily reflect losses from the euro, Brazilian real, Thailand bhat and Turkish lira. Foreign currency translation adjustments in 2020 primarily reflect loss from the Brazilian real and the Mexican peso.

COLGATE-PALMOLIVE COMPANY
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(Dollars in Millions)

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Other	Deductions	Balance at End of Period
Year Ended December 31, 2021
Allowance for doubtful accounts and estimated returns	$89	$35	$—	$46	$78
Valuation allowance for deferred tax assets	$96	$27	$—	$3	$120

Year Ended December 31, 2020
Allowance for doubtful accounts and estimated returns	$76	$16	$—	$3	$89
Valuation allowance for deferred tax assets	$115	$31	$—	$50	$96

Year Ended December 31, 2019
Allowance for doubtful accounts and estimated returns	$82	$6	$—	$12	$76
Valuation allowance for deferred tax assets	$54	$68	$—	$7	$115

COLGATE-PALMOLIVE COMPANY

Market Information

The Company’s common stock is listed on the New York Stock Exchange, and its trading symbol is CL.

Stock Price Performance Graphs

    The following graphs compare cumulative total shareholder returns on Colgate-Palmolive Company common stock against the S&P Composite-500 Stock Index and a peer company index for the twenty-year, ten-year and five-year periods each ended December 31, 2021. The peer company index is comprised of consumer products companies that have both domestic and international businesses. For 2021, the peer company index consisted of Campbell Soup Company, The Clorox Company, The Coca-Cola Company, ConAgra Brands, Inc., The Estee Lauder Companies, Inc., General Mills, Inc., Johnson & Johnson, Kellogg Company, Kimberly-Clark Corporation, The Kraft Heinz Company, Mondelez International, Inc., PepsiCo, Inc., The Procter & Gamble Company, Reckitt Benckiser Group plc and Unilever PLC.

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

20-Year Stock Price Performance Graph

DOLLARS
700
600
500
400
300
200
100
0
2001
2003
2005
2007
2009
2011
2013
2015
2017
2019
2021
S&P 500
Peer Group
Colgate

		2001	2003	2005	2007	2009	2011	2013	2015	2017	2019	2021
Colgate	■	100	89	102	151	167	197	292	312	369	354	460
S&P 500	○	100	100	117	142	114	133	205	236	322	405	617
Peer Group	▲	100	108	121	163	156	185	254	298	367	427	535

10-Year Stock Price Performance Graph

500
400
300
200
100
0
DOLLARS
S&P 500
Peer Group
Colgate

		2011	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
Colgate	■	100	116	148	160	158	159	187	151	179	228	233
S&P 500	○	100	116	154	175	177	198	241	231	304	359	463
Peer Group	▲	100	110	137	154	161	173	198	187	231	255	289

5-Year Stock Price Performance Graph

250
200
150
100
50
DOLLARS
S&P 500
Peer Group
Colgate
2016
2017
2018
2019
2020
2021

		2016	2017	2018	2019	2020	2021
Colgate	■	100	118	95	113	144	147
S&P 500	○	100	122	116	153	181	233
Peer Group	▲	100	115	108	134	148	167