Form 10-Q
period 2022-03-31
COLGATE PALMOLIVE CO
filed 2022-04-29
CIK 21665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
FORM 10-Q
_________________________
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding	Date
Common stock, $1.00 par value	837,941,870	March 31, 2022

PART I.    FINANCIAL INFORMATION

COLGATE-PALMOLIVE COMPANY
Condensed Consolidated Statements of Income
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Net sales	$4,399	$4,344
Cost of sales	1,827	1,707
Gross profit	2,572	2,637
Selling, general and administrative expenses	1,641	1,605
Other (income) expense, net	71	28
Operating profit	860	1,004
Non-service related postretirement costs	38	18
Interest (income) expense, net	27	29
Income before income taxes	795	957
Provision for income taxes	192	229
Net income including noncontrolling interests	603	728
Less: Net income attributable to noncontrolling interests	44	47
Net income attributable to Colgate-Palmolive Company	$559	$681

Earnings per common share, basic	$0.67	$0.80

Earnings per common share, diluted	$0.66	$0.80

See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Condensed Consolidated Statements of Comprehensive Income
(Dollars in Millions)
(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Net income including noncontrolling interests	$603	$728
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	80	(158)
Retirement plans and other retiree benefit adjustments	14	2
Gains (losses) on cash flow hedges	41	43
Total Other comprehensive income (loss), net of tax	135	(113)
Total Comprehensive income including noncontrolling interests	738	615
Less: Net income attributable to noncontrolling interests	44	47
Less: Cumulative translation adjustments attributable to noncontrolling interests	(2)	(3)
Total Comprehensive income attributable to noncontrolling interests	42	44
Total Comprehensive income attributable to Colgate-Palmolive Company	$696	$571
See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Condensed Consolidated Balance Sheets
(Dollars in Millions)
(Unaudited)

	March 31, 2022	December 31, 2021
Assets
Current Assets
Cash and cash equivalents	$877	$832
Receivables (net of allowances of $80 and $78, respectively)	1,532	1,297
Inventories	1,924	1,692
Other current assets	656	576
Total current assets	4,989	4,397
Property, plant and equipment:
Cost	9,043	8,899
Less: Accumulated depreciation	(5,291)	(5,169)
	3,752	3,730
Goodwill	3,292	3,284
Other intangible assets, net	2,415	2,462
Deferred income taxes	193	193
Other assets	1,082	974
Total assets	$15,723	$15,040
Liabilities and Shareholders’ Equity
Current Liabilities
Notes and loans payable	$7	$39
Current portion of long-term debt	12	12
Accounts payable	1,582	1,479
Accrued income taxes	473	436
Other accruals	2,492	2,085
Total current liabilities	4,566	4,051
Long-term debt	7,588	7,194
Deferred income taxes	379	395
Other liabilities	2,462	2,429
Total liabilities	14,995	14,069
Shareholders’ Equity
Common stock, $1 par value (2,000,000,000 shares authorized, 1,465,706,360 shares issued)	1,466	1,466
Additional paid-in capital	3,355	3,269
Retained earnings	24,149	24,350
Accumulated other comprehensive income (loss)	(4,248)	(4,386)
Unearned compensation	—	(1)
Treasury stock, at cost	(24,401)	(24,089)
Total Colgate-Palmolive Company shareholders’ equity	321	609
Noncontrolling interests	407	362
Total equity	728	971
Total liabilities and equity	$15,723	$15,040
See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Condensed Consolidated Statements of Cash Flows
(Dollars in Millions)
(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Operating Activities
Net income including noncontrolling interests	$603	$728
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operations:
Depreciation and amortization	138	137
Restructuring and termination benefits, net of cash	81	(13)
Stock-based compensation expense	29	38
Deferred income taxes	(7)	6
Cash effects of changes in:
Receivables	(197)	(170)
Inventories	(215)	(40)
Accounts payable and other accruals	(28)	(75)
Other non-current assets and liabilities	(18)	(13)
Net cash provided by (used in) operations	386	598
Investing Activities
Capital expenditures	(122)	(107)
Purchases of marketable securities and investments	(36)	(29)
Proceeds from sale of marketable securities and investments	14	—
Other investing activities	3	(6)
Net cash provided by (used in) investing activities	(141)	(142)
Financing Activities
Short-term borrowing (repayment) less than 90 days, net	413	365
Proceeds from issuance of debt	5	25
Dividends paid	(378)	(376)
Purchases of treasury shares	(410)	(372)
Proceeds from exercise of stock options	171	30
Other financing activities	(5)	(6)
Net cash provided by (used in) financing activities	(204)	(334)
Effect of exchange rate changes on Cash and cash equivalents	4	(15)
Net increase (decrease) in Cash and cash equivalents	45	107
Cash and cash equivalents at beginning of the period	832	888
Cash and cash equivalents at end of the period	$877	$995
Supplemental Cash Flow Information
Income taxes paid	$155	$227
See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in Millions)
(Unaudited)

Three Months Ended March 31, 2022
	Colgate-Palmolive Company Shareholders’ Equity
	Common Stock	Additional Paid-in Capital	Unearned Compensation	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)(1)	Noncontrolling Interests
Balance, December 31, 2021	$1,466	$3,269	$(1)	$(24,089)	$24,350	$(4,386)	$362
Net income	—	—	—	—	559	—	44
Other comprehensive income (loss), net of tax	—	—	—	—	—	137	(2)
Dividends ($0.92 per share)*	—	—	—	—	(760)	—	—
Stock-based compensation expense	—	29	—	—	—	—	—
Shares issued for stock options	—	77	—	77	—	—	—
Shares issued for restricted stock units	—	(22)	—	22	—	—	—
Treasury stock acquired	—	—	—	(410)	—	—	—
Other	—	2	1	(1)	—	1	3
Balance, March 31, 2022	$1,466	$3,355	$—	$(24,401)	$24,149	$(4,248)	$407

Three Months Ended March 31, 2021
	Colgate-Palmolive Company Shareholders’ Equity
	Common Stock	Additional Paid-in Capital	Unearned Compensation	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)(1)	Noncontrolling Interests
Balance December 31, 2020	$1,466	$2,969	$(1)	$(23,045)	$23,699	$(4,345)	$358
Net income	—	—	—	—	681	—	47
Other comprehensive income (loss), net of tax	—	—	—	—	—	(110)	(3)
Dividends ($0.89 per share)*	—	—	—	—	(756)	—	—
Stock-based compensation expense	—	38	—	—	—	—	—
Shares issued for stock options	—	13	—	22	—	—	—
Shares issued for restricted stock units	—	(11)	—	11	—	—	—
Treasury stock acquired	—	—	—	(372)	—	—	—
Other	—	2	1	—	—	—	(1)
Balance, March 31, 2021	$1,466	$3,011	$—	$(23,384)	$23,624	$(4,455)	$401
(1) Accumulated other comprehensive income (loss) includes cumulative translation losses of $3,269 at March 31, 2022 ($3,313 at March 31, 2021) and $3,349 at December 31, 2021 ($3,158 at December 31, 2020), respectively, and unrecognized retirement plan and other retiree benefits costs of $1,030 at March 31, 2022 ($1,176 at March 31, 2021) and $1,044 at December 31, 2021 ($1,178 at December 31, 2020), respectively.
* Two dividends were declared in each of the first quarters of 2022 and 2021.
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

For a complete set of financial statement notes, including the Company’s significant accounting policies, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (the “SEC”).

2.     Use of Estimates

Provisions for certain expenses, including income taxes, advertising and consumer promotion, are based on full year assumptions and are included in the accompanying Condensed Consolidated Financial Statements in proportion with estimated annual tax rates, the passage of time or estimated annual sales, as applicable.

3.    Recent Accounting Pronouncements

In March 2022, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2022-02, “Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures.”
This ASU eliminates the accounting guidance for troubled debt restructurings by creditors while enhancing disclosure requirements for certain loan refinancing and restructurings by creditors made to borrowers experiencing financial difficulty. The amendments also require disclosure of current-period gross write-offs by year of origination for financing receivables. This guidance is effective for the Company beginning on January 1, 2023 and is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In March 2022, the FASB issued ASU No. 2022-01, “Derivatives and Hedging (Topic 815): Fair Value Hedging-Portfolio Layer Method.” This ASU clarifies the accounting and promotes consistency in reporting for hedges where the portfolio layer method is applied. This guidance is effective for the Company beginning on January 1, 2023 and is not expected to have an impact on the Company’s Consolidated Financial Statements.

In November 2021, the FASB issued ASU No. 2021-10, “Government Assistance (Topic 832).” This ASU requires increased disclosure on an annual basis about transactions with domestic, foreign, local, regional and national governments, including entities related to those governments and intergovernmental organizations, that are accounted for by applying a grant or contribution accounting model by analogy to other accounting guidance. This guidance was effective for the Company beginning on January 1, 2022 and did not have a material impact on the Company’s Consolidated Financial Statements.

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
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

4.    Restructuring and Related Implementation Charges

On January 27, 2022, the Company’s Board of Directors (the “Board”) approved a targeted productivity program (the “2022 Global Productivity Initiative”). The program is intended to reallocate resources towards the Company’s strategic priorities and faster growth businesses, drive efficiencies in the Company’s operations and streamline the Company’s supply chain to reduce structural costs.

Implementation of the 2022 Global Productivity Initiative, which is expected to be substantially completed by mid-year 2023, is estimated to result in cumulative pretax charges, once all phases are approved and implemented, in the range of $200 to $240 ($170 to $200 aftertax), which is currently estimated to be comprised of the following: employee-related costs, including severance, pension and other termination benefits (75%); asset-related costs, primarily accelerated depreciation and asset write-downs (15%); and other charges (10%), which include contract termination costs, consisting primarily of implementation-related charges resulting directly from exit activities and the implementation of new strategies. It is estimated that approximately 80% to 90% of the charges will result in cash expenditures.

It is expected that the cumulative pretax charges, once all projects are approved and implemented, will relate to initiatives undertaken in North America (5%), Latin America (10%), Europe (45%), Asia Pacific (5%), Africa/Eurasia (15%), Hill’s Pet Nutrition (5%) and Corporate (15%).

For the three months ended March 31, 2022, charges resulting from the 2022 Global Productivity Initiative are reflected in the income statement as follows:

Three Months ended March 31,
2022
Other (income) expense, net	63
Non-service related postretirement costs	19
Total 2022 Global Productivity Initiative charges, pretax	$82

Total 2022 Global Productivity Initiative charges, aftertax	$65

Restructuring and related implementation charges in the preceding table are recorded in the Corporate segment as these initiatives are predominantly centrally directed and controlled and are not included in internal measures of segment operating performance. Total charges incurred for the 2022 Global Productivity Initiative relate to initiatives undertaken by the following reportable operating segments:

Three Months ended March 31,
2022
North America	13%
Latin America	15%
Europe	18%
Asia Pacific	11%
Africa/Eurasia	4%
Hill's Pet Nutrition	9%
Corporate	30%
Total	100%

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

The following table summarizes the activity for the restructuring and related implementation charges discussed above and the related accruals:

	Employee-Related Costs	Incremental Depreciation	Asset Impairments	Other	Total
Charges	$82	$—	$—	$—	$82
Cash Payments	—	—	—	—	—
Charges against assets	(19)	—	—	—	(19)
Foreign exchange	—	—	—	—	—
Balance at March 31, 2022	$63	$—	$—	$—	$63

Employee-Related Costs primarily include severance and other termination benefits and are calculated based on long-standing benefit practices, written severance policies, local statutory requirements and, in certain cases, voluntary termination arrangements. Employee-Related Costs also include pension enhancements amounting to $19 for the three months ended March 31, 2022, which are reflected as Charges against assets within Employee-Related Costs in the preceding tables as the corresponding balance sheet amounts are reflected as a reduction of pension assets or an increase in pension liabilities.

5.    Inventories

Inventories by major class were as follows:

	March 31, 2022	December 31, 2021
Raw materials and supplies	$550	$505
Work-in-process	50	39
Finished goods	1,451	1,248
Total Inventories, net	$2,051	$1,792
Non-current inventory, net	$(127)	$(100)
Current Inventories, net	$1,924	$1,692

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

6.    Earnings Per Share

For the three months ended March 31, 2022 and 2021, earnings per share were as follows:

	Three Months Ended
	March 31, 2022			March 31, 2021
	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share
Basic EPS	$559	840.6	$0.67	$681	848.6	$0.80
Stock options and restricted stock units		3.1			2.8
Diluted EPS	$559	843.7	$0.66	$681	851.4	$0.80
For the three months ended March 31, 2022 and 2021, the average number of stock options and restricted stock units that were anti-dilutive and not included in diluted earnings per share calculations were 4,107,848 and 2,721,084, respectively.

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

7.    Other Comprehensive Income (Loss)

Additions to and reclassifications out of Accumulated other comprehensive income (loss) attributable to the Company for the three months ended March 31, 2022 and 2021 were as follows:

	2022		2021
	Pretax	Net of Tax	Pretax	Net of Tax
Cumulative translation adjustments	$96	$82	$(99)	$(155)
Retirement plans and other retiree benefits:
Net actuarial gain (loss) and prior service costs arising during the period	—	—	(19)	(14)
Amortization of net actuarial loss, transition and prior service costs (1)	18	14	22	16
Retirement plans and other retiree benefits adjustments	18	14	3	2
Cash flow hedges:
Unrealized gains (losses) on cash flow hedges	58	45	53	41
Reclassification of (gains) losses into net earnings on cash flow hedges (2)	(5)	(4)	3	2
Gains (losses) on cash flow hedges	53	41	56	43
Total Other comprehensive income (loss)	$167	$137	$(40)	$(110)
(1) These components of Other comprehensive income (loss) are included in the computation of total pension cost. See Note 8, Retirement Plans and Other Retiree Benefits for additional details.
(2) These (gains) losses are reclassified into Cost of sales. See Note 11, Fair Value Measurements and Financial Instruments for additional details.

There were no tax impacts on Other comprehensive income (loss) (“OCI”) attributable to Noncontrolling interests.

8.    Retirement Plans and Other Retiree Benefits

Components of Net periodic benefit cost for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,
	Pension Benefits				Other Retiree Benefits
	United States		International
	2022	2021	2022	2021	2022	2021
Service cost	$—	$—	$5	$4	$5	$6
Interest cost	16	15	6	5	10	9
Expected return on plan assets	(25)	(27)	(6)	(6)	—	—
Amortization of actuarial loss (gain)	11	13	2	3	5	6
Net periodic benefit cost	$2	$1	$7	$6	$20	$21
Other postretirement charges	9	—	2	—	8	—
Total pension cost	$11	$1	$9	$6	$28	$21
Other postretirement charges for the three months ended March 31, 2022 included pension and other charges amounting to $19 incurred pursuant to the 2022 Global Productivity Initiative.
For the three months ended March 31, 2022 and 2021, the Company made no voluntary contributions to its U.S. postretirement plans.

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

The Company also determines estimates of reasonably possible losses or ranges of reasonably possible losses in excess of related accrued liabilities, if any, when it has determined that a loss is reasonably possible and it is able to determine such estimates. For those matters disclosed below for which the amount of any potential losses can be reasonably estimated, the Company currently estimates that the aggregate range of reasonably possible losses in excess of any accrued liabilities is $0 to approximately $475 (based on current exchange rates). The estimates included in this amount are based on the Company’s analysis of currently available information and, as new information is obtained, these estimates may change. Due to the inherent subjectivity of the assessments and the unpredictability of outcomes of legal proceedings, any amounts accrued or included in this aggregate range may not represent the ultimate loss to the Company. Thus, the Company’s exposure and ultimate losses may be higher or lower, and possibly significantly so, than the amounts accrued or the range disclosed above.

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

The Brazilian internal revenue authority has disallowed interest deductions and foreign exchange losses taken by the Company’s Brazilian subsidiary for certain years in connection with the financing of the Kolynos acquisition. The tax assessments with interest, penalties and any court-mandated fees, at the current exchange rate, are approximately $127. This amount includes additional assessments received from the Brazilian internal revenue authority in April 2016 relating to net operating loss carryforwards used by the Company’s Brazilian subsidiary to offset taxable income that had also been deducted from the authority’s original assessments. The Company has been disputing the disallowances by appealing the assessments since October 2001.

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

In December 2005, the Brazilian internal revenue authority issued to the Company’s Brazilian subsidiary a tax assessment with interest, penalties and any court-mandated fees of approximately $56, at the current exchange rate, based on a claim that certain purchases of U.S. Treasury bills by the subsidiary and their subsequent disposition during the period 2000 to 2001 were subject to a tax on foreign exchange transactions. The Company had been disputing the assessment within the internal revenue authority’s administrative appeals process. However, in November 2015, the Superior Chamber of Administrative Tax Appeals denied the Company’s final administrative appeal, and the Company has filed a lawsuit in the Brazilian federal court. In the event the Company is unsuccessful in this lawsuit, further appeals are available within the Brazilian federal courts. Although there can be no assurances, management believes, based on the opinion of its Brazilian legal counsel, that the tax assessment is without merit and that the Company should ultimately prevail. The Company is challenging this assessment vigorously.

Competition Matter

Certain of the Company’s subsidiaries were historically subject to actions and, in some cases, fines, by governmental authorities in a number of countries related to alleged competition law violations. Substantially all of these matters also involved other consumer goods companies and/or retail customers. The Company’s policy is to comply with antitrust and competition laws and, if a violation of any such laws is found, to take appropriate remedial action and to cooperate fully with any related governmental inquiry. The status as of March 31, 2022 of such competition law matters pending against the Company during the three months ended March 31, 2022 is set forth below.

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

Talcum Powder Matters

The Company has been named as a defendant in civil actions alleging that certain talcum powder products that were sold prior to 1996 were contaminated with asbestos and/or caused mesothelioma and other cancers. Many of these actions involve a number of co-defendants from a variety of different industries, including suppliers of asbestos and manufacturers of products that, unlike the Company’s products, were designed to contain asbestos. As of March 31, 2022, there were 186 individual cases pending against the Company in state and federal courts throughout the United States, as compared to 171 cases as of December 31, 2021. During the three months ended March 31, 2022, 17 new cases were filed and two cases were resolved by voluntary dismissal. There were no settlements of pending cases in the three months ended March 31, 2022.

A significant portion of the Company’s costs incurred in defending and resolving these claims has been, and the Company believes that a portion of such costs will continue to be, covered by insurance policies issued by several primary, excess and umbrella insurance carriers, subject to deductibles, exclusions, retentions, policy limits and insurance carrier insolvencies.

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

The accounting policies of the operating segments are generally the same as those described in Note 2, Summary of Significant Accounting Policies to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. Intercompany sales have been eliminated. Corporate operations include costs related to stock options and restricted stock units, research and development costs, Corporate overhead costs, restructuring and related implementation charges and gains and losses on sales of non-core product lines and assets. The Company reports these items within Corporate operations as they relate to Corporate-based responsibilities and decisions and are not included in the internal measures of segment operating performance used by the Company to measure the underlying performance of the operating segments.

Net sales by segment were as follows:

	Three Months Ended
	March 31,
	2022	2021
Net sales
Oral, Personal and Home Care
North America	$926	$923
Latin America	954	907
Europe	654	717
Asia Pacific	726	739
Africa/Eurasia	267	272
Total Oral, Personal and Home Care	3,527	3,558
Pet Nutrition	872	786
Total Net sales	$4,399	$4,344
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

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

The Company’s Net sales of Oral, Personal and Home Care and Pet Nutrition products accounted for the following percentages of the Company’s Net sales:

	Three Months Ended
	March 31,
	2022	2021
Net sales
Oral Care	45%	45%
Personal Care	18%	19%
Home Care	17%	18%
Pet Nutrition	20%	18%
Total Net sales	100%	100%
Operating profit by segment was as follows:

	Three Months Ended
	March 31,
	2022	2021
Operating profit
Oral, Personal and Home Care
North America	$163	$202
Latin America	265	272
Europe	150	180
Asia Pacific	206	224
Africa/Eurasia	44	54
Total Oral, Personal and Home Care	828	932
Pet Nutrition	204	215
Corporate	(172)	(143)
Total Operating profit	$860	$1,004
Corporate Operating profit (loss) for the three months ended March 31, 2022 included charges resulting from the 2022 Global Productivity Initiative of $63.

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

The following table summarizes the fair value of the Company’s derivative instruments and other financial instruments which are carried at fair value in the Company’s Condensed Consolidated Balance Sheets at March 31, 2022 and December 31, 2021:

	Assets			Liabilities
	Account	Fair Value		Account	Fair Value
Designated derivative instruments		March 31, 2022	December 31, 2021		March 31, 2022	December 31, 2021
Interest rate swap contracts	Other current assets	$1	$5	Other accruals	$—	$—
Forward-starting interest rate swaps	Other current assets	6	—	Other accruals	—	—
Forward-starting interest rate swaps	Other assets	50	20	Other liabilities	—	21
Foreign currency contracts	Other current assets	15	22	Other accruals	20	6
Commodity contracts	Other current assets	5	2	Other accruals	—	—
Total designated		$77	$49		$20	$27

Other financial instruments
Marketable securities	Other current assets	$58	$34
Total other financial instruments		$58	$34

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

The carrying amount of cash, cash equivalents, marketable securities, accounts receivable and short-term debt approximated fair value as of March 31, 2022 and December 31, 2021. The estimated fair value of the Company’s long-term debt, including the current portion, as of March 31, 2022 and December 31, 2021, was $7,645 and $7,651, respectively, and the related carrying value was $7,600 and $7,206, respectively. The estimated fair value of long-term debt was derived principally from quoted prices on the Company’s outstanding fixed-term notes (Level 2 valuation).

The following amounts were recorded on the Condensed Consolidated Balance Sheet related to the cumulative basis adjustment for fair value hedges as of:

	March 31, 2022	December 31, 2021
Long-term debt:
Carrying amount of hedged item	$401	$405
Cumulative hedging adjustment included in the carrying amount	1	5
The following tables present the notional values as of:

	March 31, 2022
	Foreign Currency Contracts	Foreign Currency Debt	Interest Rate Swaps	Forward-Starting Interest Rate Swaps	Commodity Contracts	Total
Fair Value Hedges	$537	$—	$400	$—	$—	$937
Cash Flow Hedges	896	—	—	875	25	1,796
Net Investment Hedges	267	4,535	—	—	—	4,802

	December 31, 2021
	Foreign Currency Contracts	Foreign Currency Debt	Interest Rate Swaps	Forward-Starting Interest Rate Swaps	Commodity Contracts	Total
Fair Value Hedges	$566	$—	$400	$—	$—	$966
Cash Flow Hedges	873	—	—	700	24	1,597
Net Investment Hedges	173	4,600	—	—	—	4,773

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

The following tables present the location and amount of gains (losses) recognized on the Company’s Condensed Consolidated Statements of Income:

	Three Months Ended March 31,
	2022			2021
	Cost of sales	Selling, general and administrative expenses	Interest (income) expense, net	Cost of sales	Selling, general and administrative expenses	Interest (income) expense, net
Interest rate swaps designated as fair value hedges:
Derivative instrument	$—	$—	$4	$—	$—	$2
Hedged items	—	—	(4)	—	—	(2)
Foreign currency contracts designated as fair value hedges:
Derivative instrument	—	2	—	—	—	—
Hedged items	—	(2)	—	—	—	—
Foreign currency contracts designated as cash flow hedges:
Amount reclassified from OCI	2	—	—	(6)	—	—
Commodity contracts designated as cash flow hedges:
Amount reclassified from OCI	3	—	—	3	—	—
Total gain (loss) on hedges recognized in income	$5	$—	$—	$(3)	$—	$—

The following table presents the location and amount of unrealized gains (losses) included in OCI:

	Three Months Ended
	March 31,
	2022	2021
Foreign currency contracts designated as cash flow hedges:
Gain (loss) recognized in OCI	$(6)	$6
Forward-starting interest rate swaps designated as cash flow hedges:
Gain (loss) recognized in OCI	57	46
Commodity contracts designated as cash flow hedges:
Gain (loss) recognized in OCI	7	1
Foreign currency contracts designated as net investment hedges:
Gain (loss) on instruments	(6)	23
Gain (loss) on hedged items	6	(23)
Foreign currency debt designated as net investment hedges:
Gain (loss) on instruments	64	211
Gain (loss) on hedged items	(64)	(211)
Total unrealized gain (loss) on hedges recognized in OCI	$58	$53

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

During the COVID-19 pandemic, many of the communities in which we manufacture, market and sell our products experienced and in some cases continue to experience “stay at home” orders, travel or movement restrictions and other government actions to reduce the spread and address the impact of COVID-19, and have implemented varying policies to address the pandemic, resume economic activity and vaccinate their populations. The situation continues to be uncertain and varies by geography, as the impact of COVID-19 remains significant in many countries throughout the world, including China, Thailand, and Vietnam, where we have substantial manufacturing facilities. Because the vast majority of our products (such as oral care products, soaps and other personal hygiene products, home cleaners and pet food) have been deemed essential for the health and well-being of people and their pets, we have, in most instances, been able to continue operating our business, although not always at full capacity.

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

We saw a significant increase in demand across many of our categories, such as liquid hand soap, dish liquid, bar soap and cleaners, during 2020 as a result of the COVID-19 pandemic, driven by consumer pantry-loading and increased consumption of our products. While consumer demand for most of these categories softened during 2021 and in the three months ended March 31, 2022, they still remained above historical levels. We believe that some of this increase in consumption is sustainable in light of changes in consumer behavior related to COVID-19. Across our business, changes in consumer demand for our products vary by product category, channel and geography depending on, among other things, the severity of the COVID-19 outbreak, the availability of our products at retailers and supply chain disruptions. At the same time, during the COVID-19 pandemic, we have experienced disruptions in certain channels, including travel retail. We also continue to see changes in the purchasing patterns of our consumers, including the nature and/or frequency of visits by consumers to retailers and dental, veterinary and skin health professionals and a shift in many markets to purchasing our products online.

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

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Due primarily to the impact of the COVID-19 pandemic on the Filorga skin health business, in the fourth quarter of 2021, we recorded an impairment charge to adjust the carrying values of the indefinite-lived trademark and goodwill of its Filorga reporting unit (together, “Filorga intangible assets”) to their respective fair values. While the fair values of the Filorga intangible assets continue to approximate their respective carrying values, there remains considerable uncertainty in the duty-free and travel retail channels which could result in additional impairment charges in future periods. We continue to believe in the strength of the Filorga brand and remain confident about its longer-term growth opportunities.

For more information about the anticipated COVID-19 impact, see “Outlook” below.

The War in Ukraine

The war in Ukraine, which began in February 2022, and the related geopolitical tensions has had and continues to have a significant impact on our business in Ukraine, though it has not been material to our Condensed Consolidated Financial Statements. The safety of our employees and partners in Ukraine has been and remains our first priority. While our ability to do business in Ukraine has been significantly impacted, we remain committed to rebuilding our business there and to providing access to essential products to people in the region. In the three months ended March 31, 2022, we made the decision to suspend the importation and sales of all products in Russia other than essential health and hygiene products for everyday use and ceased all capital investments, media, advertising and promotional activities in Russia. To date, these actions have not had a material impact on our business (including our Eurasia business), results of operations, cash flow or financial condition. During the year ended December 31, 2021 and the three months ended March 31, 2022, our Eurasia business constituted approximately 2% of our consolidated business (the majority of which was Russia). We also continue to monitor the impact of sanctions and export controls imposed in response to the war in Ukraine. The situation is rapidly evolving and significant uncertainties remain regarding the full impact of the war and the related impact on the global economy and geopolitical relations generally, and on our business in particular. We have seen and expect to continue to see the war’s impact on the global economy and our business including, among other things, the cost of raw and packaging materials and commodities (including the price of oil), supply chain and logistics challenges and foreign currency volatility. For more information about factors that could impact our business, including due to the war in Ukraine, see “Risk Factors” in Part II, Item 1A of this Quarterly Report and Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Business Strategy

To achieve our business and financial objectives, we are focused on driving organic sales growth and long-term profitable growth through innovation on our core businesses; leveraging faster growth in adjacent categories; expanding in high-growth channels and markets and delivering margin expansion through operating leverage and efficiency. We are also seeking to maximize the impact of our environmental, social and governance programs and leading in the development of human capital, including our sustainability and social impact and DE&I strategies, which we are working to integrate across our organization. We are strengthening our capabilities in areas such as innovation, digital, eCommerce and data and analytics, enabling us to be more responsive in today’s rapidly changing world. In particular, we believe our digital transformation is of paramount importance to our success going forward. We continue to invest behind our brands, including through advertising, and to develop initiatives to build strong relationships with consumers, dental, veterinary and skin health professionals and traditional and eCommerce retailers. We also continue to broaden our eCommerce offerings, including direct-to-consumer and subscription services. We continue to believe that growth opportunities are greater in those areas of the world in which economic development and rising consumer incomes expand the size and number of markets for our products.

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

Significant Items Impacting Comparability

On January 27, 2022, the Company’s Board of Directors (the “Board”) approved a targeted productivity program (the “2022 Global Productivity Initiative”). The program is intended to reallocate resources towards the Company’s strategic priorities and faster growth businesses, drive efficiencies in the Company’s operations and streamline the Company’s supply chain to reduce structural costs. Implementation of the 2022 Global Productivity Initiative, which is expected to be substantially completed by mid-year 2023, is estimated to result in cumulative pretax charges, once all phases are approved and implemented, in the range of $200 to $240 ($170 to $200 aftertax), which is currently estimated to be comprised of the following: employee-related costs, including severance, pension and other termination benefits (75%); asset-related costs, primarily accelerated depreciation and asset write-downs (15%); and other charges (10%), which include contract termination costs, consisting primarily of implementation-related charges resulting directly from exit activities and the implementation of new strategies. It is estimated that approximately 80% to 90% of the charges will result in cash expenditures. Annualized pretax savings are projected to be in the range of $90 to $110 ($70 to $85 aftertax), once all projects are approved and implemented. For more information regarding the 2022 Global Productivity Initiative, see “Restructuring and Related Implementation Charges” below.

In the three months ended March 31, 2022, the Company incurred pretax costs of $82 (aftertax costs of $65) resulting from the 2022 Global Productivity Initiative.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Outlook

Looking forward, we expect global macroeconomic, political and market conditions to remain challenging. During the three months ended March 31, 2022, all of our divisions experienced significantly higher raw and packaging material costs. We also incurred increased logistics costs due to volume and capacity constraints in the shipping and logistics industry, higher eCommerce demand and the impact of the war in Ukraine. We expect this difficult cost environment to continue throughout 2022.

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

We have been negatively affected by changes in the policies and practices of our trade customers in key markets, such as inventory destocking, fulfillment requirements, limitations on access to shelf space, delisting of our products and certain environmental, sustainability, supply chain and packaging standards or initiatives. In addition, the retail landscape in many of our markets continues to evolve as a result of the rapid growth of eCommerce, changing consumer preferences (as consumers increasingly shop online and via mobile and social applications) and the increased presence of alternative retail channels, such as subscription services and direct-to-consumer businesses. These trends have been magnified due to COVID-19 in many of our geographies and we plan to continue to invest behind our digital and analytics capabilities and higher growth businesses, such as eCommerce. This rapid growth in eCommerce and the emergence of alternative retail channels have created and may continue to create pricing pressures and/or adversely affect our relationships with our key retailers.

In addition, given that approximately 70% of our Net sales originate in markets outside the U.S., we have experienced and will likely continue to experience volatile foreign currency fluctuations. As discussed above, we have also experienced higher raw and packaging material and logistics costs. While we have taken, and will continue to take, measures to mitigate the effect of these conditions, such as the 2022 Global Productivity Initiative and our funding-the-growth and revenue growth management initiatives, including additional pricing, in the current environment, it may become increasingly difficult to implement certain of these mitigation strategies. Should these conditions persist, they could adversely affect our future results.

As discussed above, we continue to closely monitor the impact of the war in Ukraine and COVID-19 on our business. During 2020 as a result of the COVID-19 pandemic, we saw a significant increase in demand across many of our categories, such as liquid hand soap, dish liquid, bar soap and cleaners. While consumer demand for most of these categories softened during 2021 and in the three months ended March 31, 2022, they still remained above historical levels. We believe that some of this increase in consumption is sustainable in light of changes in consumer behavior related to COVID-19. We expect increased volatility across all of our categories and it is therefore difficult to predict category growth rates in the near term. COVID-19 has also disrupted our retail customers, contract manufacturers, logistics providers and other third parties; their ability to address COVID-19 and maintain their operations at full capacity has impacted and may continue to impact sales of and consumer access to our products. While we have taken, and will continue to take, measures to mitigate the effects of COVID-19, we cannot estimate with certainty the full extent of COVID-19’s impact on our business, results of operations, cash flows and/or financial condition. For more information about factors that could impact our business, including due to the war in Ukraine and COVID-19, see “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021.

In summary, we believe that we are well prepared to meet the challenges ahead due to our strong financial condition, broad-based experience operating in challenging environments, resilient global supply chain and focused business strategy. Our strategy is based on driving organic sales growth and long-term profitable growth through innovation within our core businesses, leveraging faster growth in adjacent categories, expanding in high-growth channels and markets and delivering margin expansion through operating leverage and efficiency. We are also seeking to maximize the impact of our environmental, social and governance programs and leading in the development of human capital, including our sustainability and social impact and DE&I strategies. Our commitment to these priorities, the strength of our brands, the breadth of our global footprint and a commitment to driving efficiency in cash generation should position us well to manage through the challenges presented by COVID-19 and increase shareholder value over time.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Results of Operations

Three Months

Worldwide Net sales were $4,399 in the first quarter of 2022, up 1.5% from the first quarter of 2021, due to net selling price increases of 5.5%, partially offset by volume declines of 1.5% and negative foreign exchange of 2.5%. Organic sales (Net sales excluding the impact of foreign exchange, acquisitions and divestments), a non-GAAP financial measure, increased 4.0% in the first quarter of 2022. A reconciliation of net sales growth to organic sales growth is provided under “Non-GAAP Financial Measures” below.

Net sales in the Oral, Personal and Home Care product segment were $3,527 in the first quarter of 2022, down 1.0% from the first quarter of 2021, due to volume declines of 2.5% and negative foreign exchange of 3.0%, partially offset by net selling price increases of 4.5%. Organic sales in the Oral, Personal and Home Care product segment increased 2.0% in the first quarter of 2022.

The Company’s share of the global toothpaste market was 39.2% on a year-to-date basis, down 0.1 share points from the year ago period, and its share of the global manual toothbrush market was 30.7% on a year-to-date basis, up 0.2 share points from the year ago period. Year-to-date market shares in toothpaste were up in Europe and down in North America, Latin America, Asia Pacific and Africa/Eurasia versus the comparable 2021 period. In the manual toothbrush category, year-to-date market shares were up in North America and down in Latin America, Europe, Asia Pacific and Africa/Eurasia versus the comparable 2021 period. For additional information regarding market shares, see “Market Share Information” below.

Net sales in the Hill’s Pet Nutrition segment were $872 in the first quarter of 2022, up 11.0% from the first quarter of 2021, due to volume growth of 4.0% and net selling price increases of 9.0%, partially offset by negative foreign exchange of 2.0%. Organic sales in the Hill’s Pet Nutrition segment increased 13.0% in the first quarter of 2022.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Gross Profit/Margin

Worldwide Gross profit decreased to $2,572 in the first quarter of 2022 from $2,637 in the first quarter of 2021, reflecting a decrease of $96 resulting from lower Gross profit margin and an increase of $31 resulting from higher Net sales.

Worldwide Gross profit margin decreased to 58.5% in the first quarter of 2022 from 60.7% in the first quarter of 2021. This decrease in Gross profit margin was due to significantly higher raw and packaging material costs (590 bps), partially offset by higher pricing (200 bps) and cost savings from the Company’s funding-the-growth initiatives (170 bps).

	Three Months Ended March 31,
	2022	2021
Gross profit	$2,572	$2,637

	Three Months Ended March 31,
	2022	2021	Basis Point Change
Gross profit margin	58.5%	60.7%	(220)

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 2% to $1,641 in the first quarter of 2022 from $1,605 in the first quarter of 2021, reflecting higher overhead expenses of $65, partially offset by decreased advertising investment of $29.

Selling, general and administrative expenses as a percentage of Net Sales increased to 37.3% in the first quarter of 2022 from 36.9% in the first quarter of 2021. This increase was driven predominantly by higher logistics costs (200 bps) impacting all divisions and was partially offset by other overhead efficiencies and decreased advertising investment (80 bps). In the first quarter of 2022, advertising investment decreased as a percentage of Net sales to 11.5% from 12.3% in the first quarter of 2021, or 5% in absolute terms to $506 as compared with $535 in the first quarter of 2021.

	Three Months Ended March 31,
	2022	2021
Selling, general and administrative expenses	$1,641	$1,605

	Three Months Ended March 31,
	2022	2021	Basis Point Change
Selling, general and administrative expenses as a percentage of Net sales	37.3%	36.9%	40
Other (Income) Expense, Net
Other (income) expense, net was $71 in the first quarter of 2022 as compared to $28 in the first quarter of 2021. Other (income) expense, net in the first quarter of 2022 included charges resulting from the 2022 Global Productivity Initiative. Excluding charges resulting from the 2022 Global Productivity Initiative in the first quarter of 2022, Other (income) expense, net was $8 in the first quarter of 2022 as compared to $28 in the first quarter of 2021.

	Three Months Ended March 31,
	2022	2021
Other (income) expense, net, GAAP	$71	$28
2022 Global Productivity Initiative	(63)	—
Other (income) expense, net, non-GAAP	$8	$28

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Operating Profit

Operating profit decreased 14% to $860 in the first quarter of 2022 from $1,004 in the first quarter of 2021. Operating profit in the first quarter of 2022 included charges resulting from the 2022 Global Productivity Initiative. Excluding charges resulting from the 2022 Global Productivity Initiative in the first quarter of 2022, Operating profit decreased 8% to $923 in the first quarter of 2022 from $1,004 in the first quarter of 2021.

Operating profit margin was 19.5% in the first quarter of 2022, a decrease of 360 bps compared to 23.1% in the first quarter of 2021. Excluding charges resulting from the 2022 Global Productivity Initiative in the first quarter of 2022, Operating profit margin was 21.0% in the first quarter of 2022, a decrease of 210 bps compared to 23.1% in the first quarter of 2021. This decrease in Operating profit margin was due to a decrease in Gross profit (220 bps) and an increase in Selling, general and administrative expenses (40 bps), partially offset by a decrease in Other (income) expense, net (50 bps), all as a percentage of Net sales.

	Three Months Ended March 31,
	2022	2021	% Change
Operating profit, GAAP	$860	$1,004	(14)%
2022 Global Productivity Initiative	63	—	—
Operating profit, non-GAAP	$923	$1,004	(8)%

	Three Months Ended March 31,
	2022	2021	Basis Point Change
Operating profit margin, GAAP	19.5%	23.1%	(360)
2022 Global Productivity Initiative	1.5%	—%	—
Operating profit margin, non-GAAP	21.0%	23.1%	(210)
Non-Service Related Postretirement Costs

Non-service related postretirement costs were $38 in the first quarter of 2022 as compared to $18 in the first quarter of 2021. Non-service related postretirement costs in the first quarter of 2022 included charges resulting from the 2022 Global Productivity Initiative. Excluding charges resulting from the 2022 Global Productivity Initiative in the first quarter of 2022, Non-service related postretirement costs were $19 in the first quarter of 2022 as compared to $18 in the first quarter of 2021.

	Three Months Ended March 31,
	2022	2021
Non-service related postretirement costs, GAAP	$38	$18
2022 Global Productivity Initiative	(19)	—
Non-service related postretirement costs, non-GAAP	$19	$18

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Interest (Income) Expense, Net

Interest (income) expense, net was $27 in the first quarter of 2022 as compared to $29 in the first quarter of 2021.

Income Taxes

The effective income tax rate was 24.2% for the first quarter of 2022 as compared to 23.9% for the first quarter of 2021. As reflected in the table below, the non-GAAP effective income tax rate was 23.8% for the first quarter of 2022, as compared to 23.9% in the comparable period of 2021.

The quarterly provision for income taxes is determined based on the Company’s estimated full year effective income tax rate adjusted by the amount of tax attributable to infrequent or unusual items that are separately recognized on a discrete basis in the income tax provision in the quarter in which they occur. The Company’s current estimate of its full year effective income tax rate before discrete period items is 24.0% as compared to 22.3% in 2021. The increase in the Company’s full year effective tax rate before discrete period items is primarily driven by the impact of recently finalized U.S. tax regulations, which placed greater restrictions on foreign taxes that are creditable against U.S. taxes on foreign-source income.

	Three Months ended March 31,
	2022			2021
	Income Before Income Taxes	Provision For Income Taxes(1)	Effective Income Tax Rate(2)	Income Before Income Taxes	Provision For Income Taxes(1)	Effective Income Tax Rate(2)
As Reported GAAP	$795	$192	24.2%	$957	$229	23.9%
2022 Global Productivity Initiative	82	17	(0.4)	—	—	—
Non-GAAP	$877	$209	23.8%	$957	$229	23.9%

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
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Net Income Attributable to Colgate-Palmolive Company and Earnings Per Share

Net income attributable to Colgate-Palmolive Company in the first quarter of 2022 decreased to $559 from $681 in the first quarter of 2021, and Earnings per common share on a diluted basis decreased to $0.66 per share in the first quarter of 2022 from $0.80 in the first quarter of 2021. Net Income attributable to Colgate-Palmolive Company in the first quarter of 2022 included charges resulting from the 2022 Global Productivity Initiative.

Excluding the charges resulting from the 2022 Global Productivity Initiative, Net income attributable to Colgate-Palmolive Company in the first quarter of 2022 decreased 8% to $624 from $681 in the first quarter of 2021, and Earnings per common share on a diluted basis decreased 8% to $0.74 in the first quarter of 2022 from $0.80 in the first quarter of 2021.

	Three Months Ended March 31, 2022
	Income Before Income Taxes	Provision For Income Taxes(1)	Net Income Including Noncontrolling Interests	Net Income Attributable To Colgate-Palmolive Company	Diluted Earnings Per Share(2)
As Reported GAAP	$795	$192	$603	$559	$0.66
2022 Global Productivity Initiative	82	17	65	65	0.08
Non-GAAP	$877	$209	$668	$624	$0.74

	Three Months Ended March 31, 2021
	Income Before Income Taxes	Provision For Income Taxes(1)	Net Income Including Noncontrolling Interests	Net Income Attributable To Colgate-Palmolive Company	Diluted Earnings Per Share(2)
As Reported GAAP	$957	$229	$728	$681	$0.80
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
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Net Sales and Operating Profit by Segment

Oral, Personal and Home Care

North America

	Three Months Ended March 31,
	2022	2021	Change
Net sales	$926	$923	0.5%
Operating profit	$163	$202	(19)%
% of Net sales	17.6%	21.9%	(430)	bps
Net sales in North America increased 0.5% in the first quarter of 2022 to $926, driven by volume growth of 1.5%, partially offset by net selling price decreases of 1.0%, while foreign exchange was flat. Organic sales in North America increased 0.5% in the first quarter of 2022. Organic sales growth was led by the United States.

The increase in organic sales in North America in the first quarter of 2022 versus the first quarter of 2021 was due to increases in Oral Care and Personal Care organic sales, partially offset by a decrease in Home Care organic sales. The increase in Oral Care was primarily due to organic sales growth in the manual toothbrush category, partially offset by organic sales declines in the toothpaste category. The increase in Personal Care was primarily due to organic sales growth in the bar soap and skin health categories, partially offset by organic sales declines in the liquid hand soap category. The decrease in Home Care was primarily due to organic sales declines in the hand dish category, partially offset by organic sales growth in the liquid cleaner category.

Operating profit in North America decreased 19% in the first quarter of 2022 to $163, or 430 bps to 17.6% as a percentage of Net sales. This decrease in Operating profit as a percentage of Net sales was primarily due to a decrease in Gross profit (140 bps) and an increase in Selling, general and administrative expenses (260 bps), both as a percentage of Net sales. This decrease in Gross profit was primarily due to significantly higher raw and packaging material costs (300 bps), partially offset by cost savings from the Company’s funding-the-growth initiatives (140 bps). This increase in Selling, general and administrative expenses was due to higher overhead expenses (260 bps), driven by higher logistics costs.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Latin America

	Three Months Ended March 31,
	2022	2021	Change
Net sales	$954	$907	5.5%
Operating profit	$265	$272	(3)%
% of Net sales	27.8%	30.0%	(220)	bps
Net sales in Latin America increased 5.5% in the first quarter of 2022 to $954, driven by net selling price increases of 10.0%, partially offset by volume declines of 3.5% and negative foreign exchange of 1.0%. Organic sales in Latin America increased 6.5% in the first quarter of 2022. Organic sales growth was led by Mexico, Argentina, Colombia and Brazil.

The increase in organic sales in Latin America in the first quarter of 2022 versus the first quarter of 2021 was due to increases in Oral Care, Personal Care and Home Care organic sales. The increase in Oral Care was primarily due to organic sales growth in the toothpaste and manual toothbrush categories. The increase in Personal Care was primarily due to organic sales growth in the bar soap category. The increase in Home Care was primarily due to organic sales growth in the liquid cleaner and fabric softener categories.

Operating profit in Latin America decreased 3% in the first quarter of 2022 to $265, or 220 bps to 27.8% as a percentage of Net sales. This decrease in Operating profit as a percentage of Net sales was due to a decrease in Gross profit (400 bps), partially offset by a decrease in Selling, general and administrative expenses (110 bps) and a decrease in Other (income) expense, net (70 bps), all as a percentage of Net sales. This decrease in Gross profit was primarily due to significantly higher raw and packaging material costs (960 bps), partially offset by higher pricing and cost savings from the Company’s funding-the-growth initiatives (230 bps). This decrease in Selling, general and administrative expenses was due to a decrease in overheads, which was offset by higher logistics costs (100 bps) and decreased advertising investment (110 bps). This decrease in Other (income) expense, net was primarily due to a value added tax refund.

Europe

	Three Months Ended March 31,
	2022	2021	Change
Net sales	$654	$717	(9.0)%
Operating profit	$150	$180	(17)%
% of Net sales	22.9%	25.1%	(220)	bps
Net sales in Europe decreased 9.0% in the first quarter of 2022 to $654, driven by volume declines of 5.0% and negative foreign exchange of 6.0%, partially offset by net selling price increases of 2.0%. Organic sales in Europe decreased 3.0% in the first quarter of 2022. Organic sales declines were largely driven by the Filorga duty-free business, France and Spain, partially offset by organic sales growth in Germany.

The decrease in organic sales in Europe in the first quarter of 2022 versus the first quarter of 2021 was primarily due to a decrease in Personal Care organic sales, partially offset by an increase in Oral Care organic sales. The decrease in Personal Care was primarily due to organic sales declines in the skin health, body wash and liquid hand soap categories. The increase in Oral Care was primarily due to organic sales growth in the manual toothbrush and toothpaste categories, partially offset by organic sales declines in the mouthwash category.

Operating profit in Europe decreased 17% in the first quarter of 2022 to $150, or 220 bps to 22.9% as a percentage of Net sales. This decrease in Operating profit as a percentage of Net sales was primarily due to a decrease in Gross profit (200 bps) and an increase in Selling, general and administrative expenses (30 bps), both as a percentage of Net sales. This decrease in Gross profit was primarily due to significantly higher raw and packaging material costs (460 bps), partially offset by cost savings from the Company’s funding-the-growth initiatives (140 bps) and higher pricing. This increase in Selling, general and administrative expenses was due to higher overhead expenses (140 bps), primarily driven by higher logistics costs, partially offset by decreased advertising investment (110 bps).

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Asia Pacific

	Three Months Ended March 31,
	2022	2021	Change
Net sales	$726	$739	(1.5)%
Operating profit	$206	$224	(8)%
% of Net sales	28.4%	30.3%	(190)	bps
Net sales in Asia Pacific decreased 1.5% in the first quarter of 2022 to $726, driven by volume declines of 3.5% and negative foreign exchange of 2.5%, partially offset by net selling price increases of 4.5%. Organic sales in Asia Pacific increased 1.0% in the first quarter of 2022. Organic sales growth was led by Australia, the Philippines and Indonesia, partially offset by organic sales declines in the Greater China region and Thailand.

The increase in organic sales in Asia Pacific in the first quarter of 2022 versus the first quarter of 2021 was primarily due to increases in Oral Care and Home Care organic sales. The increase in Oral Care was primarily due to organic sales growth in the manual toothbrush category, partially offset by organic sales declines in the toothpaste and mouthwash categories. The increase in Home Care was primarily due to organic sales growth in the hand dish and spray cleaner categories.

Operating profit in Asia Pacific decreased 8% in the first quarter of 2022 to $206, or 190 bps to 28.4% as a percentage of Net sales. This decrease in Operating profit as a percentage of Net sales was primarily due to a decrease in Gross profit (150 bps), and an increase in Selling, general and administrative expenses (60 bps), both as a percentage of Net sales. This decrease in Gross profit was primarily due to significantly higher raw and packaging material costs (530 bps), partially offset by cost savings from the Company’s funding-the-growth initiatives (220 bps), and higher pricing. This increase in Selling, general and administrative expenses was due to higher logistics costs (150 bps), partially offset by other overhead efficiencies.

Africa/Eurasia

	Three Months Ended March 31,
	2022	2021	Change
Net sales	$267	$272	(2.0)%
Operating profit	$44	$54	(19)%
% of Net sales	16.5%	19.9%	(340)	bps
Net sales in Africa/Eurasia decreased 2.0% in the first quarter of 2022 to $267, driven by volume declines of 6.5% and negative foreign exchange of 9.5%, partially offset by net selling price increases of 14.0%. Organic sales in Africa/Eurasia increased 7.5% in the first quarter of 2022. Organic sales growth was led by Turkiye and South Africa.

The increase in organic sales in Africa/Eurasia in the first quarter of 2022 versus the first quarter of 2021 was due to increases in Oral Care, Personal Care and Home Care organic sales. The increase in Oral Care was primarily due to organic sales growth in the toothpaste and manual toothbrush categories. The increase in Personal Care was primarily due to organic sales growth in the bar soap and body wash categories. The increase in Home Care was primarily due to organic sales growth in the bleach category.

Operating profit in Africa/Eurasia decreased 19% in the first quarter of 2022 to $44, or 340 bps to 16.5% as a percentage of Net sales. This decrease in Operating profit as a percentage of Net sales was due to a decrease in Gross profit (100 bps), an increase in Selling, general and administrative expenses (110 bps) and an increase in Other (income) expense, net (130 bps), all as a percentage of Net sales. This decrease in Gross profit was primarily due to significantly higher raw and packaging material costs (780 bps), which included foreign exchange transaction costs, partially offset by higher pricing and cost savings from the Company’s funding-the-growth initiatives (180 bps). This increase in Selling, general and administrative expenses was due to higher overhead expenses (360 bps), primarily driven by higher logistics costs, partially offset by decreased advertising investment (250 bps). This increase in Other (income) expense, net was primarily due to costs incurred due to the war in Ukraine.

Effective April 1, 2022, Turkiye was designated as a hyper-inflationary economy in accordance with Accounting Standard Codification (“ASC”) Topic 830, “Foreign Currency Matters.” Consequently, effective April 1, 2022, the functional currency

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

for the Company’s Turkish subsidiary will change to the U.S. dollar. The impact of all future Turkish currency fluctuations will be recorded in income. However, this designation is not expected to have a material impact on the Company’s Consolidated Financial Statements.

Hill’s Pet Nutrition

	Three Months Ended March 31,
	2022	2021	Change
Net sales	$872	$786	11.0%
Operating profit	$204	$215	(5)%
% of Net sales	23.4%	27.4%	(400)	bps
Net sales for Hill’s Pet Nutrition increased 11.0% in the first quarter of 2022 to $872, driven by volume growth of 4.0% and net selling price increases of 9.0%, partially offset by negative foreign exchange of 2.0%. Organic sales in Hill’s Pet Nutrition increased 13.0% in the first quarter of 2022. Organic sales growth was led by the United States and Europe.

The increase in organic sales in the first quarter of 2022 was primarily due to organic sales growth in the wellness and therapeutic categories.

Operating profit in Hill’s Pet Nutrition decreased 5% in the first quarter of 2022 to $204, or 400 bps to 23.4%. This decrease in Operating profit as a percentage of Net sales was primarily due to a decrease in Gross profit (300 bps) and an increase in Selling, general and administrative expenses (110 bps), both as a percentage of Net sales. This decrease in Gross profit was primarily due to significantly higher raw and packaging material costs (640 bps), partially offset by higher pricing and cost savings from the Company’s funding-the-growth initiatives (80 bps). This increase in Selling, general and administrative expenses was due to higher overhead expense (220 bps), driven by higher logistics costs, partially offset by decreased advertising investment (110 bps).

On April 28, 2022, the Company acquired the manufacturing assets of Nutriamo S.r.l., a canned pet food manufacturer based in Italy, which gives the Company additional capacity for our wet pet nutrition diets, particularly in Europe.

Corporate

	Three Months Ended March 31,
	2022	2021	Change
Operating profit (loss)	$(172)	$(143)	20%
Operating profit (loss) related to Corporate was $(172) in the first quarter of 2022 as compared to $(143) in the first quarter of 2021. In the first quarter of 2022, Corporate Operating profit (loss) included charges of $63 resulting from the 2022 Global Productivity Initiative.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Restructuring and Related Implementation Charges

On January 27, 2022, the Board approved the “2022 Global Productivity Initiative”. The program is intended to reallocate resources towards the Company’s strategic priorities and faster growth businesses, drive efficiencies in the Company’s operations and streamline the Company’s supply chain to reduce structural costs.

Implementation of the 2022 Global Productivity Initiative, which is expected to be substantially completed by mid-year 2023, is estimated to result in cumulative pretax charges, once all phases are approved and implemented, in the range of $200 to $240 ($170 to $200 aftertax), which is currently estimated to be comprised of the following: employee-related costs, including severance, pension and other termination benefits (75%); asset-related costs, primarily accelerated depreciation and asset write-downs (15%); and other charges (10%), which include contract termination costs, consisting primarily of implementation-related charges resulting directly from exit activities and the implementation of new strategies. It is estimated that approximately 80% to 90% of the charges will result in cash expenditures. Annualized pretax savings are projected to be in the range of $90 to $110 ($70 to $85 aftertax), once all projects are approved and implemented.

It is expected that the cumulative pretax charges, once all projects are approved and implemented, will relate to initiatives undertaken in North America (5%), Latin America (10%), Europe (45%), Asia Pacific (5%), Africa/Eurasia (15%), Hill’s Pet Nutrition (5%) and Corporate (15%).

For the three months ended March 31, 2022, charges resulting from the 2022 Global Productivity Initiative are reflected in the income statement as follows:

Three Months ended March 31,
2022
Other (income) expense, net	63
Non-service related postretirement costs	19
Total 2022 Global Productivity Initiative charges, pretax	$82

Total 2022 Global Productivity Initiative charges, aftertax	$65

Restructuring and related implementation charges in the preceding table are recorded in the Corporate segment as these initiatives are predominantly centrally directed and controlled and are not included in internal measures of segment operating performance. Total charges incurred for the 2022 Global Productivity Initiative relate to initiatives undertaken by the following reportable operating segments:

Three Months ended March 31,
2022
North America	13%
Latin America	15%
Europe	18%
Asia Pacific	11%
Africa/Eurasia	4%
Hill's Pet Nutrition	9%
Corporate	30%
Total	100%

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

The following table summarizes the activity for the restructuring and related implementation charges discussed above and the related accruals:

	Employee-Related Costs	Incremental Depreciation	Asset Impairments	Other	Total
Charges	$82	$—	$—	$—	$82
Cash Payments	—	—	—	—	—
Charges against assets	(19)	—	—	—	(19)
Foreign exchange	—	—	—	—	—
Balance at March 31, 2022	$63	$—	$—	$—	$63

Employee-Related Costs primarily include severance and other termination benefits and are calculated based on long-standing benefit practices, written severance policies, local statutory requirements and, in certain cases, voluntary termination arrangements. Employee-Related Costs also include pension enhancements amounting to $19 for the three months ended March 31, 2022, which are reflected as Charges against assets within Employee-Related Costs in the preceding tables as the corresponding balance sheet amounts are reflected as a reduction of pension assets or an increase in pension liabilities.

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

Net sales growth (GAAP) and organic sales growth (Net sales growth excluding the impact of foreign exchange, acquisitions and divestments) (non-GAAP) are discussed in this Quarterly Report on Form 10-Q. Management believes the organic sales growth measure provides investors and analysts with useful supplemental information regarding the Company’s underlying sales trends by presenting sales growth excluding the external factor of foreign exchange, as well as the impact of acquisitions and divestments, as applicable. A reconciliation of organic sales growth to Net sales growth for the three months ended March 31, 2022 is provided below.

Other (income) expense, net, Operating profit, Operating profit margin, Non-service related postretirement costs, effective income tax rate, Net income attributable to Colgate-Palmolive Company and Earnings per share on a diluted basis are discussed in this Quarterly Report on Form 10-Q both on a GAAP basis and excluding, as applicable, charges relating to the 2022 Global Productivity Initiative. These non-GAAP financial measures exclude items that, either by their nature or amount, management would not expect to occur as part of the Company’s normal business on a regular basis, such as restructuring charges, charges for certain litigation and tax matters, gains and losses from certain acquisitions, divestitures and certain other unusual, non-recurring items. Investors and analysts use these financial measures in assessing the Company’s business performance, and management believes that presenting these financial measures on a non-GAAP basis provides them with useful supplemental information to enhance their understanding of the Company’s underlying business performance and trends. These non-GAAP financial measures also enhance the ability to compare period-to-period financial results. A reconciliation of each of these non-GAAP financial measures to the most directly comparable GAAP financial measures for the three months ended March 31, 2022 and 2021 is presented within the applicable section of Results of Operations.

The following tables provide a quantitative reconciliation of Net sales growth to organic sales growth for the three months ended March 31, 2022:

Three Months Ended March 31, 2022	Net Sales Growth (GAAP)	Foreign Exchange Impact	Acquisitions and Divestments Impact	Organic Sales Growth (Non-GAAP)
Oral, Personal and Home Care
North America	0.5%	—%	—%	0.5%
Latin America	5.5%	(1.0)%	—%	6.5%
Europe	(9.0)%	(6.0)%	—%	(3.0)%
Asia Pacific	(1.5)%	(2.5)%	—%	1.0%
Africa/Eurasia	(2.0)%	(9.5)%	—%	7.5%
Total Oral, Personal and Home Care	(1.0)%	(3.0)%	—%	2.0%
Pet Nutrition	11.0%	(2.0)%	—%	13.0%
Total Company	1.5%	(2.5)%	—%	4.0%

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

Net cash provided by operations decreased 35% to $386 in the first three months of 2022, compared with $598 in the comparable period of 2021, primarily due to lower net income, higher levels of inventory (driven by higher material costs and increased levels to mitigate the risk of supply chain and logistics disruptions) and higher accounts receivable. The Company’s working capital was (2.8%) as a percentage of Net sales as of March 31, 2022 as compared to (4.4%) as of March 31, 2021. The Company defines working capital as the difference between current assets (excluding Cash and cash equivalents and marketable securities, the latter of which is reported in Other current assets) and current liabilities (excluding short-term debt).

Investing activities used $141 of cash in the three months ended of 2022, compared with $142 in the comparable period of 2021.

Capital spending was $122 in the first three months of 2022 compared to $107 in the comparable period of 2021. Capital expenditures for 2022 are expected to be approximately 4.0% to 4.5% of Net sales. The Company continues to focus its capital spending on projects that are expected to yield high aftertax returns.

Financing activities used $204 of cash during the first three months of 2022, compared with $334 used in the comparable period of 2021. This primarily reflects higher proceeds from the exercise of stock options and a net increase in commercial paper borrowing in the first three months of 2022 compared with the comparable period of 2021. These sources of cash were partially offset by higher share repurchases associated with the share repurchase program in the first three months of 2022 compared with the comparable period of 2021.

Long-term debt, including the current portion, increased to $7,600 as of March 31, 2022, as compared to $7,206 as of December 31, 2021, and total debt was $7,607 as of March 31, 2022, as compared to $7,245 as of December 31, 2021. The Company’s debt issuances support the Company’s capital structure objectives of funding its business and growth initiatives while minimizing its risk-adjusted cost of capital.

Domestic and foreign commercial paper outstanding was $1,632 and $1,716 as of March 31, 2022 and 2021, respectively. The average daily balances outstanding for commercial paper in the first three months of 2022 and 2021 were $1,694 and $1,903, respectively. The Company classifies commercial paper and certain current maturities of notes payable as long-term debt when it has the intent and ability to refinance such obligations on a long-term basis, including, if necessary, by utilizing its unused lines of credit (including under the facilities discussed below) or by issuing long-term debt pursuant to an effective shelf registration statement. In August 2021, the Company entered into a new $3,000 five-year revolving credit facility with a syndicate of banks for a five-year term expiring August 2026, which replaced, on substantially similar terms, the Company’s $2,650 revolving credit facility that was scheduled to expire in November 2024. Commitment fees related to the credit facility were not material.

Certain of the agreements with respect to the Company’s bank borrowings contain financial and other covenants as well as cross-default provisions. Noncompliance with these requirements could ultimately result in the acceleration of amounts owed. The Company is in full compliance with all such requirements and believes the likelihood of noncompliance is remote. Refer to Note 6, Long Term Debt and Credit Facilities to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 for further information about the Company’s long-term debt and credit facilities.

In the first quarter of 2022, the Company increased the quarterly common stock dividend to $0.47 per share from $0.45 per share previously, effective in the second quarter of 2022.

Cash and cash equivalents increased $45 during the first three months of 2022 to $877 at March 31, 2022, compared to $832 at December 31, 2021, the majority of which ($854 and $784 respectively) was held by the Company’s foreign subsidiaries.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

During the three months ended March 31, 2022, COVID-19 did not have a significant impact on the Company’s liquidity for its continued operating and cash needs. For more information regarding the impact of COVID-19, see “Executive Overview” above and “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

For additional information regarding liquidity and capital resources, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

Cautionary Statement on Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the SEC in its rules, regulations and releases that set forth anticipated results based on management’s current plans and assumptions. Such statements may relate, for example, to sales or volume growth, net selling price increases, organic sales growth, profit or profit margin levels, earnings per share levels, financial goals, the impact of foreign exchange volatility, the impact of COVID-19, the impact of the war in Ukraine, cost-reduction plans, including the 2022 Global Productivity Initiative, tax rates, new product introductions and digital capabilities, commercial investment levels, acquisitions, divestitures, share repurchases, or legal or tax proceedings, among other matters. These statements are made on the basis of the Company’s views and assumptions as of this time and the Company undertakes no obligation to update these statements whether as a result of new information, future events or otherwise, except as required by law or by the rules and regulations of the SEC. Moreover, the Company does not, nor does any other person, assume responsibility for the accuracy and completeness of those statements. The Company cautions investors that any such forward-looking statements are not guarantees of future performance and that actual events or results may differ materially from those statements. Actual events or results may differ materially because of factors that affect international businesses and global economic conditions, as well as matters specific to the Company and the markets it serves, including the uncertain economic and political environment in different countries and its effect on consumer spending habits, foreign currency rate fluctuations, exchange controls, tariffs, price or profit controls, labor relations, changes in foreign or domestic laws, or regulations or their interpretation, political and fiscal developments, including changes in trade, tax and immigration policies, increased competition and evolving competitive practices (including from the growth of eCommerce and the entry of new competitors and business models), the ability to operate and respond effectively during a pandemic, epidemic or widespread public health concern, including COVID-19, ability to manage disruptions in our global supply chain and/or key office facilities, ability to manage the availability and cost of raw and packaging materials and logistics costs, the ability to maintain or increase selling prices as needed, changes in the policies of retail trade customers, the emergence of alternative retail channels, the growth of eCommerce and the rapidly changing retail landscape (as consumers increasingly shop online), the ability to develop innovative new products, the ability to continue lowering costs and operate in an agile manner, the ability to maintain the security of our information technology systems from a cyber-security incident or data breach, the ability to address the effects of climate change and achieve our sustainability and social impact goals, the ability to complete acquisitions and divestitures as planned, the ability to successfully integrate acquired businesses, the ability to attract and retain key employees and integrate DE&I initiatives across our organization, the uncertainty of the outcome of legal proceedings, whether or not the Company believes they have merit, and the ability to address uncertain or unfavorable global economic conditions, disruptions in the credit markets and tax matters. For information about these and other factors that could impact the Company’s business and cause actual results to differ materially from forward-looking statements, refer to the Company’s filings with the SEC (including, but not limited to, the information set forth under the captions “Risk Factors” and “Cautionary Statement on Forward-Looking Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, this Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 and subsequent Quarterly Reports on Form 10-Q).

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Quantitative and Qualitative Disclosures about Market Risk

There is no material change in the information reported under Part II, Item 7, “Managing Foreign Currency, Interest Rate, Commodity Price and Credit Risk Exposure” contained in our Annual Report on Form 10-K for the year ended December 31, 2021.

COLGATE-PALMOLIVE COMPANY

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chairman of the Board, President and Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2022 (the “Evaluation”). Based upon the Evaluation, the Company’s Chairman of the Board, President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) are effective.

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

COLGATE-PALMOLIVE COMPANY

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

For information regarding legal matters, please refer to Note 9, Contingencies to the Condensed Consolidated Financial Statements contained in Part I of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A.    Risk Factors

With the exception of the changes discussed below, there have been no material changes from the risk factors disclosed in “Risk Factors” in Part 1, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

We operate on a global basis serving consumers in more than 200 countries and territories with approximately 70% of our Net sales originating in markets outside the U.S. While geographic diversity helps to reduce our exposure to risks in any one country or part of the world, it also means that we face risks associated with significant international operations, including, but not limited to:

•changing macroeconomic conditions in our markets, including as a result of inflation, the war in Ukraine, volatile commodity prices and increases in the cost of raw and packaging materials, labor, energy and logistics;

•political or economic instability, geopolitical events, such as the war in Ukraine, environmental events, widespread health emergencies, such as COVID-19 or other pandemics or epidemics, natural disasters or social or labor unrest;

•changes in exchange rates for foreign currencies, which may reduce the U.S. dollar value of revenues, profits and cash flows from non-U.S. markets or increase our supply costs, as measured in U.S. dollars, in those markets;

•exchange controls and other limits on our ability to import or export raw materials or finished product, including as a result of COVID-19 and the war in Ukraine, or to repatriate earnings from overseas;

•lack of well-established, reliable and/or impartial legal systems in certain countries where we operate and difficulties in enforcing contractual, intellectual property or other legal rights;

•foreign ownership and investment restrictions and the potential for nationalization or expropriation of property or other resources; and

•changes to trade policies and agreements and other foreign or domestic legal and regulatory requirements, including those resulting in potentially adverse tax consequences or the imposition of and/or the increase in onerous trade restrictions and/or tariffs, sanctions, price controls, labor laws, travel or immigration restrictions (including as a result of COVID-19 or other pandemics or epidemics), profit controls or other government controls, including as a result of the war in Ukraine.

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

We face risks resulting from political and macroeconomic instability and geopolitical events, such as the war in Ukraine, which began in February 2022, and the related geopolitical tensions. During the three months ended March 31, 2022, we suspended the importation and sales of all products in Russia other than essential health and hygiene products for everyday use and ceased all capital investments, media, advertising and promotional activities in Russia. Our business in Ukraine, which is not material to our overall business, has been significantly impacted by the war. During the three months ended March 31,

2022, these actions have not had a material impact on our business (including our Eurasia business), results of operations, cash flow or financial conditions. During the year ended December 31, 2021 and the three months ended March 31, 2022, our Eurasia business constituted approximately 2% of our consolidated business (the majority of which was Russia). We, however, have experienced, and expect to continue to experience, risks related to the impact of the war in Ukraine, including increases in the cost of raw and packaging materials and commodities (including the price of oil), supply chain and logistics challenges and foreign currency volatility. We also continue to monitor the impact of the sanctions and export controls imposed in the response to the war in Ukraine. The situation is rapidly evolving and significant uncertainties regarding the full impact of the war in Ukraine or the related impacts on the global economy and geopolitical relations, in general and on our business in particular, remain and may be impacted by any or all of the foregoing risks. The war in Ukraine may also heighten other risks disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, any of which could have an adverse impact on our business, results of operation, cash flows or financial condition.

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

COLGATE-PALMOLIVE COMPANY

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Shares repurchased from January 1, 2022 through March 10, 2022 were repurchased pursuant to a program approved by the Board of Directors (the “Board”) on June 18, 2018 (the “2018 Program”). On March 10, 2022, the Board authorized the repurchase of shares of the Company’s common stock having an aggregate purchase price of up to $5 billion under a new share repurchase program (the “2022 Program”), which replaced the 2018 Program. The Company commenced the repurchase of shares of the Company’s common stock under the 2022 Program beginning March 11, 2022. The Board also has authorized share repurchases on an ongoing basis to fulfill certain requirements of the Company’s compensation and benefit programs. The shares are repurchased from time to time in open market or privately negotiated transactions at the Company’s discretion, subject to market conditions, customary blackout periods and other factors.

The following table shows the stock repurchase activity for the three months in the quarter ended March 31, 2022:

Month	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(3) (in millions)
January 1 through 31, 2022	1,033,829	$83.26	1,013,846	$—
February 1 through 28, 2022	1,589,485	$79.52	1,469,800	$—
March 1 through 31, 2022	2,764,043	$75.27	2,763,038	$4,863
Total	5,387,357	$78.06	5,246,684

(1) Includes share repurchases under the 2018 Program and 2022 Program and those associated with certain employee elections under the Company’s compensation and benefit programs.
(2) The difference between the total number of shares purchased and the total number of shares purchased as part of publicly announced plans or programs is 140,673 shares, which represents shares deemed surrendered to the Company to satisfy certain employee elections under the Company’s compensation and benefit programs.
(3) Includes approximate dollar value of shares that were available to be purchased under the publicly announced plans or programs that were in effect as of March 31, 2022. As discussed above, on March 10, 2022, the Board authorized the 2022 Program, which replaced the 2018 Program. As of January 31, 2022 and February 28, 2022, there were shares with an approximate dollar value of $442 million and $325 million, respectively, available to be purchased under the 2018 Program.

COLGATE-PALMOLIVE COMPANY

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not Applicable.

Item 5.    Other Information

None.

COLGATE-PALMOLIVE COMPANY

Item 6.    Exhibits

Exhibit No.	Description
10-A	Form of Performance Stock Unit Award Agreement for the 2021-2023 Performance Cycle.* **

10-B	Form of Performance Stock Unit Award Agreement for the 2022-2024 Performance Cycle.* **

31-A	Certificate of the Chairman of the Board, President and Chief Executive Officer of Colgate-Palmolive Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.**

31-B	Certificate of the Chief Financial Officer of Colgate-Palmolive Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.**

32
Certificate of the Chairman of the Board, President and Chief Executive Officer and the Chief Financial Officer of Colgate-Palmolive Company pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350.***

101	The following materials from Colgate-Palmolive Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2022, formatted in Inline eXtensible Business Reporting Language (Inline XBRL): (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Changes in Shareholders’ Equity; and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

__________
* Indicates a management contract or compensatory plan or arrangement.

** Filed herewith.

*** Furnished herewith.

COLGATE-PALMOLIVE COMPANY
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLGATE-PALMOLIVE COMPANY
(Registrant)

Principal Executive Officer:

April 29, 2022	/s/ Noel R. Wallace
Noel R. Wallace
Chairman of the Board, President and Chief Executive Officer

Principal Financial Officer:

April 29, 2022	/s/ Stanley J. Sutula III
Stanley J. Sutula III
Chief Financial Officer

Principal Accounting Officer:

April 29, 2022	/s/ Philip G. Shotts
Philip G. Shotts
Vice President and Controller