Form 10-Q
period 2022-06-30
COLGATE PALMOLIVE CO
filed 2022-07-29
CIK 21665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
FORM 10-Q
_________________________
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding	Date
Common stock, $1.00 par value	834,120,172	June 30, 2022

PART I.    FINANCIAL INFORMATION

COLGATE-PALMOLIVE COMPANY
Condensed Consolidated Statements of Income
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net sales	$4,484	$4,260	$8,883	$8,604
Cost of sales	1,930	1,704	3,757	3,411
Gross profit	2,554	2,556	5,126	5,193
Selling, general and administrative expenses	1,657	1,568	3,298	3,173
Other (income) expense, net	13	(8)	84	20
Operating profit	884	996	1,744	2,000
Non-service related postretirement costs	12	18	50	36
Interest (income) expense, net	31	25	58	54
Income before income taxes	841	953	1,636	1,910
Provision for income taxes	202	212	394	441
Net income including noncontrolling interests	639	741	1,242	1,469
Less: Net income attributable to noncontrolling interests	36	38	80	85
Net income attributable to Colgate-Palmolive Company	$603	$703	$1,162	$1,384

Earnings per common share, basic	$0.72	$0.83	$1.39	$1.63

Earnings per common share, diluted	$0.72	$0.83	$1.38	$1.63

See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Condensed Consolidated Statements of Comprehensive Income
(Dollars in Millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income including noncontrolling interests	$639	$741	$1,242	$1,469
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	(146)	106	(66)	(52)
Retirement plans and other retiree benefit adjustments	13	16	28	18
Gains (losses) on cash flow hedges	61	(35)	102	8
Total Other comprehensive income (loss), net of tax	(72)	87	64	(26)
Total Comprehensive income including noncontrolling interests	567	828	1,306	1,443
Less: Net income attributable to noncontrolling interests	36	38	80	85
Less: Cumulative translation adjustments attributable to noncontrolling interests	(14)	—	(16)	(3)
Total Comprehensive income attributable to noncontrolling interests	22	38	64	82
Total Comprehensive income attributable to Colgate-Palmolive Company	$545	$790	$1,242	$1,361
See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Condensed Consolidated Balance Sheets
(Dollars in Millions)
(Unaudited)

	June 30, 2022	December 31, 2021
Assets
Current Assets
Cash and cash equivalents	$858	$832
Receivables (net of allowances of $71 and $78, respectively)	1,490	1,297
Inventories	2,012	1,692
Other current assets	800	576
Total current assets	5,160	4,397
Property, plant and equipment:
Cost	9,014	8,899
Less: Accumulated depreciation	(5,249)	(5,169)
	3,765	3,730
Goodwill	3,238	3,284
Other intangible assets, net	2,314	2,462
Deferred income taxes	188	193
Other assets	1,046	974
Total assets	$15,711	$15,040
Liabilities and Shareholders’ Equity
Current Liabilities
Notes and loans payable	$16	$39
Current portion of long-term debt	13	12
Accounts payable	1,507	1,479
Accrued income taxes	390	436
Other accruals	2,469	2,085
Total current liabilities	4,395	4,051
Long-term debt	7,957	7,194
Deferred income taxes	426	395
Other liabilities	2,375	2,429
Total liabilities	15,153	14,069
Shareholders’ Equity
Common stock, $1 par value (2,000,000,000 shares authorized, 1,465,706,360 shares issued)	1,466	1,466
Additional paid-in capital	3,402	3,269
Retained earnings	24,342	24,350
Accumulated other comprehensive income (loss)	(4,306)	(4,386)
Unearned compensation	—	(1)
Treasury stock, at cost	(24,736)	(24,089)
Total Colgate-Palmolive Company shareholders’ equity	168	609
Noncontrolling interests	390	362
Total equity	558	971
Total liabilities and equity	$15,711	$15,040
See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Condensed Consolidated Statements of Cash Flows
(Dollars in Millions)
(Unaudited)

	Six Months Ended
	June 30,
	2022	2021
Operating Activities
Net income including noncontrolling interests	$1,242	$1,469
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operations:
Depreciation and amortization	276	274
Restructuring and termination benefits, net of cash	73	(15)
Stock-based compensation expense	45	58
Deferred income taxes	(16)	(65)
Cash effects of changes in:
Receivables	(191)	(188)
Inventories	(332)	(39)
Accounts payable and other accruals	(167)	(254)
Other non-current assets and liabilities	(16)	(15)
Net cash provided by (used in) operations	914	1,225
Investing Activities
Capital expenditures	(300)	(237)
Purchases of marketable securities and investments	(126)	(80)
Proceeds from sale of marketable securities and investments	35	46
Payment for acquisition, net of cash acquired	(90)	—
Other investing activities	(1)	(18)
Net cash provided by (used in) investing activities	(482)	(289)
Financing Activities
Short-term borrowing (repayment) less than 90 days, net	988	451
Proceeds from issuance of debt	14	25
Dividends paid	(814)	(796)
Purchases of treasury shares	(791)	(713)
Proceeds from exercise of stock options	236	151
Other financing activities	(18)	(2)
Net cash provided by (used in) financing activities	(385)	(884)
Effect of exchange rate changes on Cash and cash equivalents	(21)	(3)
Net increase (decrease) in Cash and cash equivalents	26	49
Cash and cash equivalents at beginning of the period	832	888
Cash and cash equivalents at end of the period	$858	$937
Supplemental Cash Flow Information
Income taxes paid	$477	$542
See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in Millions)
(Unaudited)

Three Months Ended June 30, 2022
	Colgate-Palmolive Company Shareholders’ Equity
	Common Stock	Additional Paid-in Capital	Unearned Compensation	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)(1)	Noncontrolling Interests
Balance, March 31, 2022	$1,466	$3,355	$—	$(24,401)	$24,149	$(4,248)	$407
Net income	—	—	—	—	603	—	36
Other comprehensive income (loss), net of tax	—	—	—	—	—	(58)	(14)
Dividends ($0.47 per share)	—	—	—	—	(410)	—	(42)
Stock-based compensation expense	—	16	—	—	—	—	—
Shares issued for stock options	—	31	—	44	—	—	—
Shares issued for restricted stock units	—	(1)	—	1	—	—	—
Treasury stock acquired	—	—	—	(381)	—	—	—
Other	—	1	—	1	—	—	3
Balance, June 30, 2022	$1,466	$3,402	$—	$(24,736)	$24,342	$(4,306)	$390

Three Months Ended June 30, 2021
	Colgate-Palmolive Company Shareholders’ Equity
	Common Stock	Additional Paid-in Capital	Unearned Compensation	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)(1)	Noncontrolling Interests
Balance March 31, 2021	$1,466	$3,011	$—	$(23,384)	$23,624	$(4,455)	$401
Net income	—	—	—	—	703	—	38
Other comprehensive income (loss), net of tax	—	—	—	—	—	87	—
Dividends ($0.45 per share)	—	—	—	—	(381)	—	(42)
Stock-based compensation expense	—	20	—	—	—	—	—
Shares issued for stock options	—	54	—	58	—	—	—
Shares issued for restricted stock units	—	(1)	—	1	—	—	—
Treasury stock acquired	—	—	—	(341)	—	—	—
Other	—	1	—	1	—	—	1
Balance, June 30, 2021	$1,466	$3,085	$—	$(23,665)	$23,946	$(4,368)	$398
(1) Accumulated other comprehensive income (loss) includes cumulative translation losses of $3,398 at June 30, 2022 ($3,207 at June 30, 2021) and $3,269 at March 31, 2022 ($3,313 at March 31, 2021), respectively, and unrecognized retirement plan and other retiree benefits costs of $1,015 at June 30, 2022 ($1,160 at June 30, 2021) and $1,030 at March 31, 2022 ($1,176 at March 31, 2021), respectively.

See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in Millions)
(Unaudited)

Six Months Ended June 30, 2022
	Colgate-Palmolive Company Shareholders’ Equity
	Common Stock	Additional Paid-in Capital	Unearned Compensation	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)(1)	Noncontrolling Interests
Balance, December 31, 2021	$1,466	$3,269	$(1)	$(24,089)	$24,350	$(4,386)	$362
Net income	—	—	—	—	1,162	—	80
Other comprehensive income (loss), net of tax	—	—	—	—	—	80	(16)
Dividends ($1.39 per share)*	—	—	—	—	(1,170)	—	(42)
Stock-based compensation expense	—	45	—	—	—	—	—
Shares issued for stock options	—	108	—	121	—	—	—
Shares issued for restricted stock units	—	(23)	—	23	—	—	—
Treasury stock acquired	—	—	—	(791)	—	—	—
Other	—	3	1	—	—	—	6
Balance, June 30, 2022	$1,466	$3,402	$—	$(24,736)	$24,342	$(4,306)	$390

Six Months Ended June 30, 2021
	Colgate-Palmolive Company Shareholders’ Equity
	Common Stock	Additional Paid-in Capital	Unearned Compensation	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)(1)	Noncontrolling Interests
Balance, December 31, 2020	$1,466	$2,969	$(1)	$(23,045)	$23,699	$(4,345)	$358
Net income	—	—	—	—	1,384	—	85
Other comprehensive income (loss), net of tax	—	—	—	—	—	(23)	(3)
Dividends ($1.34 per share)*	—	—	—	—	(1,137)	—	(42)
Stock-based compensation expense	—	58	—	—	—	—	—
Shares issued for stock options	—	67	—	80	—	—	—
Shares issued for restricted stock units	—	(12)	—	12	—	—	—
Treasury stock acquired	—	—	—	(713)	—	—	—
Other	—	3	1	1	—	—	—
Balance, June 30, 2021	$1,466	$3,085	$—	$(23,665)	$23,946	$(4,368)	$398
(1) Accumulated other comprehensive income (loss) includes cumulative translation losses of $3,398 at June 30, 2022 ($3,207 at June 30, 2021) and $3,349 at December 31, 2021 ($3,158 at December 31, 2020), respectively, and unrecognized retirement plan and other retiree benefits costs of $1,015 at June 30, 2022 ($1,160 at June 30, 2021) and $1,044 at December 31, 2021 ($1,178 at December 31, 2020), respectively.
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

For the three months ended June 30, 2022, charges resulting from the 2022 Global Productivity Initiative, were $8 pretax ($5 aftertax).

For the six months ended June 30, 2022, charges resulting from the 2022 Global Productivity Initiative are reflected in the income statement as follows:

Six Months Ended June 30,
2022
Selling, general and administrative expenses	3
Other (income) expense, net	73
Non-service related postretirement costs	14
Total 2022 Global Productivity Initiative charges, pretax	$90

Total 2022 Global Productivity Initiative charges, aftertax	$70

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

Six Months Ended June 30,
2022
North America	10%
Latin America	17%
Europe	16%
Asia Pacific	10%
Africa/Eurasia	11%
Hill's Pet Nutrition	10%
Corporate	26%
Total	100%

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

The following table summarizes the activity for the restructuring and related implementation charges discussed above and the related accruals:

	Six Months Ended June 30, 2022
	Employee-Related Costs	Incremental Depreciation	Asset Impairments	Other	Total
Balance at December 31, 2021	$—	$—	$—	$—	$—
Charges	88	—	—	2	90
Cash Payments	(13)	—	—	(1)	(14)
Charges against assets	(14)	—	—	—	(14)
Foreign exchange	(1)	—	—	—	(1)
Balance at June 30, 2022	$60	$—	$—	$1	$61

Employee-Related Costs primarily include severance and other termination benefits and are calculated based on long-standing benefit practices, written severance policies, local statutory requirements and, in certain cases, voluntary termination arrangements. Employee-Related Costs also include pension enhancements of $14 for the six months ended June 30, 2022, which are reflected as Charges against assets within Employee-Related Costs in the preceding tables as the corresponding balance sheet amounts are reflected as a reduction of pension assets or an increase in pension liabilities.

5.    Inventories

Inventories by major class were as follows:

	June 30, 2022	December 31, 2021
Raw materials and supplies	$559	$505
Work-in-process	53	39
Finished goods	1,510	1,248
Total Inventories, net	$2,122	$1,792
Non-current inventory, net	$(110)	$(100)
Current Inventories, net	$2,012	$1,692

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

6.    Earnings Per Share

For the three months ended June 30, 2022 and 2021, earnings per share were as follows:

	Three Months Ended
	June 30, 2022			June 30, 2021
	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share
Basic EPS	$603	836.8	$0.72	$703	845.6	$0.83
Stock options and restricted stock units		2.6			3.8
Diluted EPS	$603	839.4	$0.72	$703	849.4	$0.83
For the three months ended June 30, 2022 and 2021, the average number of stock options and restricted stock units that were anti-dilutive and not included in diluted earnings per share calculations were 3,835,115 and 1,634,728, respectively.
For the six months ended June 30, 2022 and 2021, earnings per share were as follows:

	Six Months Ended
	June 30, 2022			June 30, 2021
	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share
Basic EPS	$1,162	838.7	$1.39	$1,384	847.0	$1.63
Stock options and restricted stock units		2.8			3.4
Diluted EPS	$1,162	841.5	$1.38	$1,384	850.4	$1.63
For the six months ended June 30, 2022 and 2021, the average number of stock options and restricted stock units that were anti-dilutive and not included in diluted earnings per share calculations were 4,136,899 and 2,453,048, respectively.
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

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

7.    Other Comprehensive Income (Loss)

Additions to and reclassifications out of Accumulated other comprehensive income (loss) attributable to the Company for the three months ended June 30, 2022 and 2021 were as follows:

	2022		2021
	Pretax	Net of Tax	Pretax	Net of Tax
Cumulative translation adjustments	$(70)	$(132)	$71	$106
Retirement plans and other retiree benefits:
Net actuarial gain (loss) and prior service costs arising during the period	—	—	(3)	(1)
Amortization of net actuarial loss, transition and prior service costs (1)	19	13	20	17
Retirement plans and other retiree benefits adjustments	19	13	17	16
Cash flow hedges:
Unrealized gains (losses) on cash flow hedges	83	66	(49)	(38)
Reclassification of (gains) losses into net earnings on cash flow hedges (2)	(6)	(5)	4	3
Gains (losses) on cash flow hedges	77	61	(45)	(35)
Total Other comprehensive income (loss)	$26	$(58)	$43	$87
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

Additions to and reclassifications out of Accumulated other comprehensive income (loss) attributable to the Company for the six months ended June 30, 2022 and 2021 were as follows:

	2022		2021
	Pretax	Net of Tax	Pretax	Net of Tax
Cumulative translation adjustments	$26	$(50)	$(28)	$(49)
Retirement plans and other retiree benefits:
Net actuarial gain (loss) and prior service costs arising during the period	—	—	(22)	(15)
Amortization of net actuarial loss, transition and prior service costs (1)	37	28	42	33
Retirement plans and other retiree benefits adjustments	37	28	20	18
Cash flow hedges:
Unrealized gains (losses) on cash flow hedges	141	111	4	3
Reclassification of (gains) losses into net earnings on cash flow hedges (2)	(11)	(9)	7	5
Gains (losses) on cash flow hedges	130	102	11	8
Total Other comprehensive income (loss)	$193	$80	$3	$(23)
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

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

8.    Retirement Plans and Other Retiree Benefits

Components of Net periodic benefit cost for the three and six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30,
	Pension Benefits				Other Retiree Benefits
	United States		International
	2022	2021	2022	2021	2022	2021
Service cost	$1	$1	$3	$4	$6	$7
Interest cost	16	15	—	4	9	9
Expected return on plan assets	(27)	(26)	1	(4)	(1)	—
Amortization of actuarial loss (gain)	12	10	1	3	6	7
Net periodic benefit cost	$2	$—	$5	$7	$20	$23
Other postretirement charges	4	—	(2)	—	(7)	—
Total pension cost	$6	$—	$3	$7	$13	$23

	Six Months Ended June 30,
	Pension Benefits				Other Retiree Benefits
	United States		International
	2022	2021	2022	2021	2022	2021
Service cost	$1	$1	$8	$8	$11	$13
Interest cost	32	30	6	9	19	18
Expected return on plan assets	(52)	(53)	(5)	(10)	(1)	—
Amortization of actuarial loss (gain)	23	23	3	6	11	13
Net periodic benefit cost	$4	$1	$12	$13	$40	$44
Other postretirement charges	13	—	—	—	1	—
Total pension cost	$17	$1	$12	$13	$41	$44
Other postretirement charges for the three months ended June 30, 2022 included an adjustment of $5 related to the 2022 Global Productivity Initiative. Other postretirement charges for the six months ended June 30, 2022 included pension and other charges of $14, incurred pursuant to the 2022 Global Productivity Initiative.
For the three and six months ended June 30, 2022 and 2021, the Company made no voluntary contributions to its U.S. postretirement plans.

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

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

The Company also determines estimates of reasonably possible losses or ranges of reasonably possible losses in excess of related accrued liabilities, if any, when it has determined that a loss is reasonably possible and it is able to determine such estimates. For those matters disclosed below for which the amount of any potential losses can be reasonably estimated, the Company currently estimates that the aggregate range of reasonably possible losses in excess of any accrued liabilities is $0 to approximately $450 (based on current exchange rates). The estimates included in this amount are based on the Company’s analysis of currently available information and, as new information is obtained, these estimates may change. Due to the inherent subjectivity of the assessments and the unpredictability of outcomes of legal proceedings, any amounts accrued or included in this aggregate range may not represent the ultimate loss to the Company. Thus, the Company’s exposure and ultimate losses may be higher or lower, and possibly significantly so, than the amounts accrued or the range disclosed above.

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

The Brazilian internal revenue authority has disallowed interest deductions and foreign exchange losses taken by the Company’s Brazilian subsidiary for certain years in connection with the financing of the Kolynos acquisition. The tax assessments with interest, penalties and any court-mandated fees, at the current exchange rate, are approximately $116. This amount includes additional assessments received from the Brazilian internal revenue authority in April 2016 relating to net operating loss carryforwards used by the Company’s Brazilian subsidiary to offset taxable income that had also been deducted from the authority’s original assessments. The Company has been disputing the disallowances by appealing the assessments since October 2001.

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

In December 2005, the Brazilian internal revenue authority issued to the Company’s Brazilian subsidiary a tax assessment with interest, penalties and any court-mandated fees of approximately $51, at the current exchange rate, based on a claim that certain purchases of U.S. Treasury bills by the subsidiary and their subsequent disposition during the period 2000 to 2001 were subject to a tax on foreign exchange transactions. The Company had been disputing the assessment within the internal revenue authority’s administrative appeals process. However, in November 2015, the Superior Chamber of Administrative Tax Appeals denied the Company’s final administrative appeal, and the Company has filed a lawsuit in the Brazilian federal court. In the event the Company is unsuccessful in this lawsuit, further appeals are available within the Brazilian federal courts. Although there can be no assurances, management believes, based on the opinion of its Brazilian

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

legal counsel, that the tax assessment is without merit and that the Company should ultimately prevail. The Company is challenging this assessment vigorously.

Competition Matter

Certain of the Company’s subsidiaries were historically subject to actions and, in some cases, fines, by governmental authorities in a number of countries related to alleged competition law violations. Substantially all of these matters also involved other consumer goods companies and/or retail customers. The Company’s policy is to comply with antitrust and competition laws and, if a violation of any such laws is found, to take appropriate remedial action and to cooperate fully with any related governmental inquiry. The status as of June 30, 2022 of such competition law matters pending against the Company during the six months ended June 30, 2022 is set forth below.

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

Talcum Powder Matters

The Company has been named as a defendant in civil actions alleging that certain talcum powder products that were sold prior to 1996 were contaminated with asbestos and/or caused mesothelioma and other cancers. Many of these actions involve a number of co-defendants from a variety of different industries, including suppliers of asbestos and manufacturers of products that, unlike the Company’s products, were designed to contain asbestos. As of June 30, 2022, there were 203 individual cases pending against the Company in state and federal courts throughout the United States, as compared to 186 cases as of March 31, 2022 and 171 cases as of December 31, 2021. During the three months ended June 30, 2022, 22 new cases were filed and five cases were resolved by voluntary dismissal or settlement. During the six months ended June 30, 2022, 39 cases were filed and seven cases were resolved by voluntary dismissal or settlement. The values of the settlements in the quarter and year-to-date period presented were not material, either individually or in the aggregate, to the Company’s results of operations in either such period.

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

Net sales by segment were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net sales
Oral, Personal and Home Care
North America	$965	$912	$1,891	$1,835
Latin America	1,019	907	1,973	1,814
Europe	639	709	1,293	1,426
Asia Pacific	696	673	1,422	1,412
Africa/Eurasia	256	265	523	537
Total Oral, Personal and Home Care	3,575	3,466	7,102	7,024
Pet Nutrition	909	794	1,781	1,580
Total Net sales	$4,484	$4,260	$8,883	$8,604
Approximately 70% of the Company’s Net sales are generated from markets outside the U.S., with approximately 45% of the Company’s Net sales coming from emerging markets (which consist of Latin America, Asia (excluding Japan), Africa/Eurasia and Central Europe).

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

The Company’s Net sales of Oral, Personal and Home Care and Pet Nutrition products accounted for the following percentages of the Company’s Net sales:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net sales
Oral Care	44%	43%	44%	44%
Personal Care	19%	20%	19%	20%
Home Care	17%	18%	17%	18%
Pet Nutrition	20%	19%	20%	18%
Total Net sales	100%	100%	100%	100%
Operating profit by segment was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Operating profit
Oral, Personal and Home Care
North America	$196	$200	$359	$402
Latin America	264	254	529	526
Europe	133	166	283	346
Asia Pacific	164	200	370	424
Africa/Eurasia	50	55	94	109
Total Oral, Personal and Home Care	807	875	1,635	1,807
Pet Nutrition	212	212	416	427
Corporate	(135)	(91)	(307)	(234)
Total Operating profit	$884	$996	$1,744	$2,000
Corporate Operating profit (loss) for the three and six months ended June 30, 2022 included charges resulting from the 2022 Global Productivity Initiative of $13 and $76, respectively. Corporate Operating profit (loss) for both the three and six months ended June 30, 2021 included a benefit related to a value-added tax matter in Brazil of $26.

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

The following table summarizes the fair value of the Company’s derivative instruments and other financial instruments which are carried at fair value in the Company’s Condensed Consolidated Balance Sheets at June 30, 2022 and December 31, 2021:

	Assets			Liabilities
	Account	Fair Value		Account	Fair Value
Designated derivative instruments		June 30, 2022	December 31, 2021		June 30, 2022	December 31, 2021
Interest rate swap contracts	Other current assets	$—	$5	Other accruals	$1	$—
Forward-starting interest rate swaps	Other current assets	79	—	Other accruals	—	—
Forward-starting interest rate swaps	Other assets	44	20	Other liabilities	—	21
Foreign currency contracts	Other current assets	37	22	Other accruals	9	6
Commodity contracts	Other current assets	—	2	Other accruals	—	—
Total designated		$160	$49		$10	$27

Other financial instruments
Marketable securities	Other current assets	$120	$34
Total other financial instruments		$120	$34

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

The carrying amount of cash, cash equivalents, marketable securities, accounts receivable and short-term debt approximated fair value as of June 30, 2022 and December 31, 2021. The estimated fair value of the Company’s long-term debt, including the current portion, as of June 30, 2022 and December 31, 2021, was $7,613 and $7,651, respectively, and the related carrying value was $7,970 and $7,206, respectively. The estimated fair value of long-term debt was derived principally from quoted prices on the Company’s outstanding fixed-term notes (Level 2 valuation).

The following amounts were recorded on the Condensed Consolidated Balance Sheet related to the cumulative basis adjustment for fair value hedges as of:

	June 30, 2022	December 31, 2021
Long-term debt:
Carrying amount of hedged item	$399	$405
Cumulative hedging adjustment included in the carrying amount	1	5
The following tables present the notional values as of:

	June 30, 2022
	Foreign Currency Contracts	Foreign Currency Debt	Interest Rate Swaps	Forward-Starting Interest Rate Swaps	Commodity Contracts	Total
Fair Value Hedges	$553	$—	$400	$—	$—	$953
Cash Flow Hedges	851	—	—	875	28	1,754
Net Investment Hedges	340	4,728	—	—	—	5,068

	December 31, 2021
	Foreign Currency Contracts	Foreign Currency Debt	Interest Rate Swaps	Forward-Starting Interest Rate Swaps	Commodity Contracts	Total
Fair Value Hedges	$566	$—	$400	$—	$—	$966
Cash Flow Hedges	873	—	—	700	24	1,597
Net Investment Hedges	173	4,600	—	—	—	4,773

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

The following tables present the location and amount of gains (losses) recognized on the Company’s Condensed Consolidated Statements of Income:

	Three Months Ended June 30,
	2022			2021
	Cost of sales	Selling, general and administrative expenses	Interest (income) expense, net	Cost of sales	Selling, general and administrative expenses	Interest (income) expense, net
Interest rate swaps designated as fair value hedges:
Derivative instrument	$—	$—	$2	$—	$—	$2
Hedged items	—	—	(2)	—	—	(2)
Foreign currency contracts designated as fair value hedges:
Derivative instrument	—	12	—	—	(5)	—
Hedged items	—	(12)	—	—	5	—
Foreign currency contracts designated as cash flow hedges:
Amount reclassified from OCI	3	—	—	(6)	—	—
Commodity contracts designated as cash flow hedges:
Amount reclassified from OCI	3	—	—	2	—	—
Total gain (loss) on hedges recognized in income	$6	$—	$—	$(4)	$—	$—

	Six Months Ended June 30,
	2022			2021
	Cost of sales	Selling, general and administrative expenses	Interest (income) expense, net	Cost of sales	Selling, general and administrative expenses	Interest (income) expense, net
Interest rate swaps designated as fair value hedges:
Derivative instrument	$—	$—	$6	$—	$—	$4
Hedged items	—	—	(6)	—	—	(4)
Foreign currency contracts designated as fair value hedges:
Derivative instrument	—	14	—	—	(5)	—
Hedged items	—	(14)	—	—	5	—
Foreign currency contracts designated as cash flow hedges:
Amount reclassified from OCI	5	—	—	(12)	—	—
Commodity contracts designated as cash flow hedges:
Amount reclassified from OCI	6	—	—	5	—	—
Total gain (loss) on hedges recognized in income	$11	$—	$—	$(7)	$—	$—

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

The following table presents the location and amount of unrealized gains (losses) included in OCI:

	Three Months Ended
	June 30,
	2022	2021
Foreign currency contracts designated as cash flow hedges:
Gain (loss) recognized in OCI	$19	$(2)
Forward-starting interest rate swaps designated as cash flow hedges:
Gain (loss) recognized in OCI	67	(48)
Commodity contracts designated as cash flow hedges:
Gain (loss) recognized in OCI	(3)	1
Foreign currency contracts designated as net investment hedges:
Gain (loss) on instruments	9	(19)
Gain (loss) on hedged items	(9)	19
Foreign currency debt designated as net investment hedges:
Gain (loss) on instruments	296	(62)
Gain (loss) on hedged items	(296)	62
Total unrealized gain (loss) on hedges recognized in OCI	$83	$(49)

	Six Months Ended
	June 30,
	2022	2021
Foreign currency contracts designated as cash flow hedges:
Gain (loss) recognized in OCI	$13	$4
Forward-starting interest rate swaps designated as cash flow hedges:
Gain (loss) recognized in OCI	124	(2)
Commodity contracts designated as cash flow hedges:
Gain (loss) recognized in OCI	4	2
Foreign currency contracts designated as net investment hedges:
Gain (loss) on instruments	3	4
Gain (loss) on hedged items	(3)	(4)
Foreign currency debt designated as net investment hedges:
Gain (loss) on instruments	360	149
Gain (loss) on hedged items	(360)	(149)
Total unrealized gain (loss) on hedges recognized in OCI	$141	$4

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

The Oral, Personal and Home Care product segment is managed geographically in five reportable operating segments: North America, Latin America, Europe, Asia Pacific and Africa/Eurasia, all of which sell primarily to a variety of traditional and eCommerce retailers, wholesalers, distributors, dentists and skin health professionals. Through Hill’s Pet Nutrition, we also compete on a worldwide basis in the pet nutrition market, selling products principally through authorized pet supply retailers, veterinarians and eCommerce retailers. We also sell certain of our products direct-to-consumer. We are engaged in manufacturing and sourcing of products and materials on a global scale and have major manufacturing facilities, warehousing facilities and distribution centers in every region around the world.

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

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

COVID-19

The COVID-19 pandemic and government steps to reduce the spread and address the impact of COVID-19 have had and continue to have an impact on the way people live, work, interact and shop.

During the COVID-19 pandemic, many of the communities in which we manufacture, market and sell our products experienced and in some cases continue to experience “stay at home” orders, travel or movement restrictions and other government actions to reduce the spread and address the impact of COVID-19, and have implemented varying policies to address the pandemic, resume economic activity and vaccinate their populations. The situation continues to be uncertain, as the impact of COVID-19 remains significant in certain countries, including China, where we have substantial manufacturing facilities. Because the vast majority of our products (such as oral care products, soaps and other personal hygiene products, home cleaners and pet food) have been deemed essential for the health and well-being of people and their pets, we have, in most instances, been able to continue operating our business, although not always at full capacity. During the COVID-19 pandemic, we have seen increased instances of absenteeism and, in some cases, we have experienced some limited production facility closures and related supply chain disruptions. Furthermore, some of our suppliers, customers, distributors, logistics providers and service providers have experienced disruptions to their businesses.

We saw a significant increase in demand across many of our categories, such as liquid hand soap, dish liquid, bar soap and cleaners, during 2020 as a result of the COVID-19 pandemic, driven by consumer pantry-loading and increased consumption of our products. Consumer demand for most of these categories in the six months ended June 30, 2022 remained above historical levels. We believe that some of the COVID-19-related increase in consumption is sustainable in light of changes in consumer behavior. In addition, during the COVID-19 pandemic, we have experienced and continue to experience disruptions in certain channels, including travel retail. We also witnessed changes in the purchasing patterns of our customers, including the nature and/or frequency of visits by consumers to retailers and dental, veterinary and skin health professionals and a shift in many markets to purchasing our products online. COVID-19 may continue to impact consumers behavior, shopping patterns and consumption preferences.

The COVID-19 pandemic has impacted and may continue to impact our consumers’ ability to purchase and our ability to manufacture and distribute our products. While we believe that, in the long-term, consumer demand for the products in our categories will continue to be strong, uncertainties continue surrounding the COVID-19 pandemic. These uncertainties include: the impact of the timing and scale of changes to travel and movement restrictions in certain geographies, the availability and widespread distribution and use of COVID-19 vaccines, the emergence and spread of COVID-19 variants, the timing and impact of consumer pantry-loading and destocking activity in certain markets, product demand trends and the impact of COVID-19 on the global economy, including as a result of inflation, and supply chain disruptions. COVID-19 has also disrupted our retail customers, contract manufacturers, logistics providers and other third parties; their ability to address COVID-19 and maintain their operations at full capacity has impacted and may continue to impact sales of and consumer access to our products.

While we currently expect to be able to continue operating our business as described above, uncertainty resulting from COVID-19 could result in an unforeseen additional disruption to our business, including our global supply chain and retailer network, and/or require us to incur additional operational costs.

Due primarily to the impact of the COVID-19 pandemic on the Filorga skin health business, in the fourth quarter of 2021, the Company recorded an impairment charge to adjust the carrying values of the indefinite-lived trademark and goodwill of its Filorga reporting unit (together, “Filorga intangible assets”) to their respective fair values. While the fair values of the Filorga intangible assets continue to approximate their respective carrying values, given the inherent uncertainties of estimating the future impacts of the COVID-19 pandemic and inflation on macroeconomic conditions in general, and on the Filorga business and interest rates in particular, actual results may differ from management's current estimates which could potentially result in additional impairment charges in future periods. We continue to believe in the strength of the Filorga brand and remain confident about its long-term growth opportunities.

For more information about the anticipated COVID-19 impact, see “Outlook” below.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

The War in Ukraine

The war in Ukraine, which began in February 2022, and the related geopolitical tensions have had and continue to have a significant impact on our businesses in Ukraine and Russia, though it has not been material to our Condensed Consolidated Financial Statements. The safety of our employees and partners in Ukraine has been and remains our first priority. While our ability to do business in Ukraine has been significantly impacted, we remain committed to rebuilding our business there and to providing access to essential products to people in the region. In March 2022, we made the decision to suspend the importation and sales of all products in Russia other than essential health and hygiene products for everyday use and ceased all capital investments and media and advertising activities in Russia. While these actions have impacted our Eurasia business, they have not had a material impact on our consolidated results of operations, cash flow or financial condition. During the year ended December 31, 2021 and the six months ended June 30, 2022, our Eurasia business constituted approximately 2% of our consolidated business (the majority of which was Russia). We also continue to monitor the impact of sanctions and export controls imposed in response to the war in Ukraine. The situation is rapidly evolving and significant uncertainties remain regarding the full impact of the war and the related impact on the global economy and geopolitical relations generally, and on our business in particular. We have seen and expect to continue to see the war’s impact on the global economy and our business including, among other things, the cost of raw and packaging materials and commodities (including the price of oil and natural gas), supply chain and logistics challenges and foreign currency volatility. For more information about factors that could impact our business, including due to the war in Ukraine, see “Risk Factors” in Part II, Item 1A of our Quarterly Report for the quarter ended March 31, 2022 and Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Significant Items Impacting Comparability

On January 27, 2022, the Company’s Board of Directors (the “Board”) approved a targeted productivity program (the “2022 Global Productivity Initiative”). The program is intended to reallocate resources towards the Company’s strategic priorities and faster growth businesses, drive efficiencies in the Company’s operations and streamline the Company’s supply chain to reduce structural costs. Implementation of the 2022 Global Productivity Initiative, which is expected to be substantially completed by mid-year 2023, is estimated to result in cumulative pretax charges, once all phases are approved and implemented, in the range of $200 to $240 ($170 to $200 aftertax), which is currently estimated to be comprised of the following: employee-related costs, including severance, pension and other termination benefits (75%); asset-related costs, primarily accelerated depreciation and asset write-downs (15%); and other charges (10%), which include contract termination costs, consisting primarily of implementation-related charges resulting directly from exit activities and the implementation of new strategies. It is estimated that 80% to 90% of the charges will result in cash expenditures. Annualized pretax savings are projected to be in the range of $90 to $110 ($70 to $85 aftertax), once all projects are approved and implemented. For more information regarding the 2022 Global Productivity Initiative, see “Restructuring and Related Implementation Charges” below.

In the three and six months ended June 30, 2022, the Company incurred pretax costs of $8 (aftertax costs of $5) and $90 (aftertax costs of $70), respectively, resulting from the 2022 Global Productivity Initiative.

In 2019, we received a favorable judgment regarding certain value-added taxes previously paid in Brazil. As a result of this favorable judgment, during the fourth quarter of 2019, we filed an application with the Brazilian government to recover value-added tax previously paid and recorded a benefit. In May 2021, the Brazilian Supreme Court issued a clarifying ruling allowing a higher deduction of state value-added tax when determining the taxable base. In light of this ruling, we recorded an additional benefit of $26 pretax ($20 aftertax) in the three months ended June 30, 2021.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Outlook

Looking forward, we expect global macroeconomic, political and market conditions to remain challenging. During the six months ended June 30, 2022, all of our divisions experienced significantly higher raw and packaging material costs. We also incurred increased logistics costs due to volume and capacity constraints in the shipping and logistics industry, higher eCommerce demand and the impact of the war in Ukraine. We expect this difficult cost environment to continue throughout 2022. We are taking additional pricing to try to offset these increases in raw and packaging materials and logistics costs. This may, in turn, negatively impact consumer demand for our products. Additionally, inflation is impacting the broader economy with consumers around the world facing widespread rising prices. Such inflation may negatively impact consumer consumption or discretionary spending and/or change their purchasing patterns by foregoing purchasing certain of our products or by switching to "private label" or lower-priced brands. Although we continue to devote significant resources to support our brands and market our products at multiple price points, these changes could reduce demand for and sales volumes of our products or result in a shift in our product mix from higher margin to lower margin product offerings.

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

We have been negatively affected by changes in the policies and practices of our trade customers in key markets, such as inventory destocking, fulfillment requirements, limitations on access to shelf space, delisting of our products and certain environmental, sustainability, supply chain and packaging standards or initiatives. In addition, the retail landscape in many of our markets continues to evolve as a result of the rapid growth of eCommerce, changing consumer preferences (as consumers increasingly shop online and via mobile and social applications) and the increased presence of alternative retail channels, such as subscription services and direct-to-consumer businesses. These trends have been magnified due to COVID-19 in many of our geographies and we plan to continue to invest behind our digital and analytics capabilities and higher growth businesses. The rapid growth in eCommerce and the emergence of alternative retail channels have created and may continue to create pricing pressures and/or adversely affect our relationships with our key retailers.

As discussed above, we continue to closely monitor the impact of the war in Ukraine and COVID-19 on our business and the related uncertainties and risks. Among other things, we expect increased volatility across all of our categories and it is therefore difficult to predict category growth rates in the near term. While we have taken, and will continue to take, measures to mitigate the effects of COVID-19, we cannot estimate with certainty the full extent of COVID-19’s impact on our business, results of operations, cash flows and/or financial condition. For more information about factors that could impact our business, including due to the war in Ukraine and COVID-19, see “Risk Factors” in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021.

We believe that we are well prepared to meet the challenges ahead due to our strong financial condition, broad-based experience operating in challenging environments, resilient global supply chain and focused business strategy. Our strategy is based on driving organic sales growth and long-term profitable growth through innovation within our core businesses, leveraging faster growth in adjacent categories, expanding in high-growth channels and markets and delivering margin expansion through operating leverage and efficiency. We are also seeking to maximize the impact of our environmental, social and governance programs and leading in the development of human capital, including our sustainability and social impact and DE&I strategies. Our commitment to these priorities, the strength of our brands, the breadth of our global footprint and a commitment to driving efficiency in cash generation should position us well to manage through the challenges presented by COVID-19 and the war in Ukraine and increase shareholder value over time.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Results of Operations

Three Months

Worldwide Net sales were $4,484 in the second quarter of 2022, up 5.5% from the second quarter of 2021, due to volume growth of 0.5% and net selling price increases of 8.5%, partially offset by negative foreign exchange of 3.5%. Organic sales (Net sales excluding the impact of foreign exchange, acquisitions and divestments), a non-GAAP financial measure, increased 9.0% in the second quarter of 2022. A reconciliation of net sales growth to organic sales growth is provided under “Non-GAAP Financial Measures” below.

Net sales in the Oral, Personal and Home Care product segment were $3,575 in the second quarter of 2022, up 3.0% from the second quarter of 2021, due to net selling price increases of 7.5%, partially offset by volume declines of 0.5% and negative foreign exchange of 4.0%. Organic sales in the Oral, Personal and Home Care product segment increased 7.0% in the second quarter of 2022.

The Company’s share of the global toothpaste market was 39.6% on a year-to-date basis, up 0.2 share points from the year ago period, and its share of the global manual toothbrush market was 31.3% on a year-to-date basis, up 0.6 share points from the year ago period. Year-to-date market shares in toothpaste were up in Europe, down in Latin America, Asia Pacific and Africa/Eurasia and flat in North America versus the comparable 2021 period. In the manual toothbrush category, year-to-date market shares were up in North America, down in Latin America and Africa/Eurasia and flat in Europe and Asia Pacific versus the comparable 2021 period. For additional information regarding market shares, see “Market Share Information” below.

Net sales in the Hill’s Pet Nutrition segment were $909 in the second quarter of 2022, up 14.5% from the second quarter of 2021, due to volume growth of 5.5% and net selling price increases of 12.5%, partially offset by negative foreign exchange of 3.5%. Organic sales in the Hill’s Pet Nutrition segment increased 18.0% in the second quarter of 2022.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Gross Profit/Margin

Worldwide Gross profit remained flat at $2,554 in the second quarter of 2022 compared to $2,556 in the second quarter of 2021, reflecting a decrease of $135 resulting from lower Gross profit margin and an increase of $133 resulting from higher Net sales.

Worldwide Gross profit margin decreased to 57.0% in the second quarter of 2022 from 60.0% in the second quarter of 2021. This decrease in Gross profit margin was due to significantly higher raw and packaging material costs (800 bps), partially offset by higher pricing (310 bps) and cost savings from the Company’s funding-the-growth initiatives (190 bps).

	Three Months Ended June 30,
	2022	2021
Gross profit	$2,554	$2,556

	Three Months Ended June 30,
	2022	2021	Basis Point Change
Gross profit margin	57.0%	60.0%	(300)

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 6% to $1,657 in the second quarter of 2022 from $1,568 in the second quarter of 2021. Selling, general and administrative expenses in the second quarter of 2022 included charges resulting from the 2022 Global Productivity Initiative. Excluding charges resulting from the 2022 Global Productivity Initiative in the second quarter of 2022, Selling, general and administrative expenses increased to $1,654 in the second quarter of 2022 from $1,568 in the second quarter of 2021, reflecting higher overhead expenses of $79 and increased advertising investment of $7.

Selling, general and administrative expenses as a percentage of Net sales increased to 37.0% in the second quarter of 2022 from 36.8% in the second quarter of 2021. Excluding charges resulting from the 2022 Global Productivity Initiative in the second quarter of 2022, Selling, general and administrative expenses as a percentage of Net sales increased by 10 bps to 36.9% in the second quarter of 2022 as compared to 36.8% in the second quarter of 2021. This increase was driven predominantly by higher logistics costs (100 bps) impacting all divisions and was partially offset by overhead efficiencies (50 bps) and decreased advertising investment (40 bps). In the second quarter of 2022, advertising investment increased 1.5% in absolute terms to $501 as compared with $494 in the second quarter of 2021, while as a percentage of Net sales advertising investment decreased to 11.2% from 11.6% in the second quarter of 2021.

	Three Months Ended June 30,
	2022	2021
Selling, general and administrative expenses, GAAP	$1,657	$1,568
2022 Global Productivity Initiative	(3)	—
Selling, general and administrative expenses, non-GAAP	$1,654	$1,568

	Three Months Ended June 30,
	2022	2021	Basis Point Change
Selling, general and administrative expenses as a percentage of Net sales, GAAP	37.0%	36.8%	20
2022 Global Productivity Initiative	(0.1)%	—
Selling, general and administrative expenses as a percentage of Net sales, non-GAAP	36.9%	36.8%	10

Other (Income) Expense, Net
Other (income) expense, net was $13 and $(8) in the second quarter of 2022 and 2021, respectively. Other (income) expense, net in the second quarter of 2022 included charges resulting from the 2022 Global Productivity Initiative. Other (income) expense, net in the second quarter of 2021 included a benefit related to a value-added tax matter in Brazil. Excluding these items in both periods as applicable, Other (income) expense, net was $3 and $18 in the second quarter of 2022 and 2021, respectively.

	Three Months Ended June 30,
	2022	2021
Other (income) expense, net, GAAP	$13	$(8)
2022 Global Productivity Initiative	(10)	—
Value-added tax matter in Brazil	—	26
Other (income) expense, net, non-GAAP	$3	$18

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Operating Profit

Operating profit decreased 11% to $884 in the second quarter of 2022 from $996 in the second quarter of 2021. Operating profit in the second quarter of 2022 included charges resulting from the 2022 Global Productivity Initiative. Operating profit in the second quarter of 2021 included a benefit related to a value-added tax matter in Brazil. Excluding these items in both periods as applicable, Operating profit decreased 8% to $897 in the second quarter of 2022 from $970 in the second quarter of 2021.

Operating profit margin was 19.7% in the second quarter of 2022, a decrease of 370 bps compared to 23.4% in the second quarter of 2021. Excluding the items described above in both periods as applicable, Operating profit margin was 20.0% in the second quarter of 2022, a decrease of 280 bps compared to 22.8% in the second quarter of 2021. This decrease in Operating profit margin was due to a decrease in Gross profit (300 bps) and an increase in Selling, general and administrative expenses (10 bps), partially offset by a decrease in Other (income) expense, net (30 bps), all as a percentage of Net sales.

	Three Months Ended June 30,
	2022	2021	% Change
Operating profit, GAAP	$884	$996	(11)%
2022 Global Productivity Initiative	13	—
Value-added tax matter in Brazil	—	(26)
Operating profit, non-GAAP	$897	$970	(8)%

	Three Months Ended June 30,
	2022	2021	Basis Point Change
Operating profit margin, GAAP	19.7%	23.4%	(370)
2022 Global Productivity Initiative	0.3%	—%
Value-added tax matter in Brazil	—%	(0.6)%
Operating profit margin, non-GAAP	20.0%	22.8%	(280)
Non-Service Related Postretirement Costs

Non-service related postretirement costs were $12 in the second quarter of 2022 as compared to $18 in the second quarter of 2021. Non-service related postretirement costs in the second quarter of 2022 included an adjustment related to the 2022 Global Productivity Initiative. Excluding an adjustment related to the 2022 Global Productivity Initiative in the second quarter of 2022, Non-service related postretirement costs were $17 in the second quarter of 2022 as compared to $18 in the second quarter of 2021.

	Three Months Ended June 30,
	2022	2021
Non-service related postretirement costs, GAAP	$12	$18
2022 Global Productivity Initiative	5	—
Non-service related postretirement costs, non-GAAP	$17	$18
Interest (Income) Expense, Net

Interest (income) expense, net was $31 in the second quarter of 2022 as compared to $25 in the second quarter of 2021, primarily due to higher interest rates.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Net Income Attributable to Colgate-Palmolive Company and Earnings Per Share

Net income attributable to Colgate-Palmolive Company in the second quarter of 2022 decreased to $603 from $703 in the second quarter of 2021, and Earnings per common share on a diluted basis decreased to $0.72 per share in the second quarter of 2022 from $0.83 in the second quarter of 2021. Net Income attributable to Colgate-Palmolive Company in the second quarter of 2022 included charges resulting from the 2022 Global Productivity Initiative, and in the second quarter of 2021 included a benefit from the value-added tax matter in Brazil.

Excluding the items described above in both periods as applicable, Net income attributable to Colgate-Palmolive Company in the second quarter of 2022 decreased 11% to $608 from $683 in the second quarter of 2021, and Earnings per common share on a diluted basis decreased 10% to $0.72 in the second quarter of 2022 from $0.80 in the second quarter of 2021.

	Three Months Ended June 30, 2022
	Income Before Income Taxes	Provision For Income Taxes(1)	Net Income Including Noncontrolling Interests	Less: Income Attributable to Noncontrolling Interest	Net Income Attributable To Colgate-Palmolive Company	Diluted Earnings Per Share(2)
As Reported GAAP	$841	$202	$639	$36	$603	$0.72
2022 Global Productivity Initiative	8	2	6	1	5	—
Non-GAAP	$849	$204	$645	$37	$608	$0.72

	Three Months Ended June 30, 2021
	Income Before Income Taxes	Provision For Income Taxes(1)	Net Income Including Noncontrolling Interests	Net Income Attributable To Colgate-Palmolive Company	Diluted Earnings Per Share(2)
As Reported GAAP	$953	$212	$741	$703	$0.83
Value-added tax matter in Brazil	(26)	(6)	(20)	(20)	(0.03)
Non-GAAP	$927	$206	$721	$683	$0.80
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
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Net Sales and Operating Profit by Segment

Oral, Personal and Home Care

North America

	Three Months Ended June 30,
	2022	2021	Change
Net sales	$965	$912	6.0%
Operating profit	$196	$200	(2)%
% of Net sales	20.3%	21.9%	(160)	bps
Net sales in North America increased 6.0% in the second quarter of 2022 to $965, driven by volume growth of 3.0% and net selling price increases of 3.0%, while foreign exchange was flat. Organic sales in North America increased 6.0% in the second quarter of 2022. Organic sales growth was led by the United States.

The increase in organic sales in North America in the second quarter of 2022 versus the second quarter of 2021 was due to increases in Oral Care, Personal Care and Home Care organic sales. The increase in Oral Care was primarily due to organic sales growth in the toothpaste and manual toothbrush categories. The increase in Personal Care was primarily due to organic sales growth in the liquid hand soap, bar soap and skin health categories, partially offset by organic sales declines in the body wash and underarm protection categories. The increase in Home Care was primarily due to organic sales growth in the hand dish and fabric softener categories.

Operating profit in North America decreased 2% in the second quarter of 2022 to $196, or 160 bps to 20.3% as a percentage of Net sales. This decrease in Operating profit as a percentage of Net sales was due to a decrease in Gross profit (210 bps), partially offset by a decrease in Selling, general and administrative expenses (50 bps), both as a percentage of Net sales. This decrease in Gross profit was primarily due to significantly higher raw and packaging material costs (540 bps), partially offset by cost savings from the Company’s funding-the-growth initiatives (170 bps) and higher pricing. This decrease in Selling, general and administrative expenses was due to decreased advertising investment (40 bps) and lower overhead expenses (10 bps), as overhead efficiencies (40 bps) more than offset higher logistics costs (30 bps).

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Latin America

	Three Months Ended June 30,
	2022	2021	Change
Net sales	$1,019	$907	12.5%
Operating profit	$264	$254	4%
% of Net sales	25.9%	28.0%	(210)	bps
Net sales in Latin America increased 12.5% in the second quarter of 2022 to $1,019, driven by net selling price increases of 12.5%, while volume and foreign exchange were flat. Organic sales in Latin America increased 12.5% in the second quarter of 2022. Organic sales growth was led by Colombia, Brazil, Mexico and Argentina.

The increase in organic sales in Latin America in the second quarter of 2022 versus the second quarter of 2021 was due to increases in Oral Care, Personal Care and Home Care organic sales. The increase in Oral Care was primarily due to organic sales growth in the toothpaste and manual toothbrush categories. The increase in Personal Care was primarily due to organic sales growth in the bar soap and underarm protection categories. The increase in Home Care was primarily due to organic sales growth in the fabric softener and surface cleaners categories.

Operating profit in Latin America increased 4% in the second quarter of 2022 to $264, while as a percentage of Net sales it decreased 210 bps to 25.9%. This decrease in Operating profit as a percentage of Net sales was due to a decrease in Gross profit (330 bps), partially offset by a decrease in Selling, general and administrative expenses (30 bps) and a decrease in Other (income) expense, net (90 bps), all as a percentage of Net sales. This decrease in Gross profit was primarily due to significantly higher raw and packaging material costs (1,080 bps), partially offset by higher pricing and cost savings from the Company’s funding-the-growth initiatives (300 bps). This decrease in Selling, general and administrative expenses was due to decreased advertising investment (40 bps), partially offset by higher overhead expenses (10 bps), as overhead efficiencies (70 bps) were more than offset by higher logistics costs (80 bps). This decrease in Other (income) expense, net was primarily due to a value added tax refund in the second quarter of 2022.

Europe

	Three Months Ended June 30,
	2022	2021	Change
Net sales	$639	$709	(10.0)%
Operating profit	$133	$166	(20)%
% of Net sales	20.8%	23.4%	(260)	bps
Net sales in Europe decreased 10.0% in the second quarter of 2022 to $639, driven by volume declines of 3.0% and negative foreign exchange of 10.5%, partially offset by net selling price increases of 3.5%. Organic sales in Europe increased 0.5% in the second quarter of 2022. Organic sales growth was led by Poland and France, partially offset by organic sales declines in the Filorga business.

The increase in organic sales in Europe in the second quarter of 2022 versus the second quarter of 2021 was primarily due to an increase in Oral Care organic sales, partially offset by a decrease in Personal Care organic sales. The increase in Oral Care was primarily due to organic sales growth in the toothpaste category. The decrease in Personal Care was primarily due to organic sales declines in the skin health and liquid hand soap categories.

Operating profit in Europe decreased 20% in the second quarter of 2022 to $133, or 260 bps to 20.8% as a percentage of Net sales. This decrease in Operating profit as a percentage of Net sales was primarily due to a decrease in Gross profit (440 bps), partially offset by a decrease in Selling, general and administrative expenses (190 bps), both as a percentage of Net sales. This decrease in Gross profit was primarily due to significantly higher raw and packaging material costs (750 bps), partially offset by cost savings from the Company’s funding-the-growth initiatives (170 bps) and higher pricing. This decrease in Selling, general and administrative expenses was due to decreased advertising investment (200 bps), partially offset by higher overhead expenses (10 bps), as overhead efficiencies (80 bps) were more than offset by higher logistics costs (90 bps).

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Asia Pacific

	Three Months Ended June 30,
	2022	2021	Change
Net sales	$696	$673	3.5%
Operating profit	$164	$200	(18)%
% of Net sales	23.6%	29.7%	(610)	bps
Net sales in Asia Pacific increased 3.5% in the second quarter of 2022 to $696, driven by volume growth of 3.0% and net selling price increases of 6.0%, partially offset by negative foreign exchange of 5.5%. Organic sales in Asia Pacific increased 9.0% in the second quarter of 2022. Organic sales growth was led by the Greater China region, Australia and the Philippines.

The increase in organic sales in Asia Pacific in the second quarter of 2022 versus the second quarter of 2021 was primarily due to increases in Oral Care and Home Care organic sales. The increase in Oral Care was primarily due to organic sales growth in the toothpaste and manual toothbrush categories. The increase in Home Care was primarily due to organic sales growth in the fabric softener and hand dish categories.

Operating profit in Asia Pacific decreased 18% in the second quarter of 2022 to $164, or 610 bps to 23.6% as a percentage of Net sales. This decrease in Operating profit as a percentage of Net sales was primarily due to a decrease in Gross profit (120 bps) and an increase in Selling, general and administrative expenses (480 bps), both as a percentage of Net sales. This decrease in Gross profit was primarily due to significantly higher raw and packaging material costs (610 bps), partially offset by cost savings from the Company’s funding-the-growth initiatives (250 bps), and higher pricing. This increase in Selling, general and administrative expenses was due to increased advertising investment (400 bps) and higher overhead expenses (80 bps), driven by higher logistics costs.

Africa/Eurasia

	Three Months Ended June 30,
	2022	2021	Change
Net sales	$256	$265	(3.5)%
Operating profit	$50	$55	(9)%
% of Net sales	19.5%	20.8%	(130)	bps
Net sales in Africa/Eurasia decreased 3.5% in the second quarter of 2022 to $256, driven by volume declines of 17.0% and negative foreign exchange of 8.5%, partially offset by net selling price increases of 22.0%. Organic sales in Africa/Eurasia increased 5.0% in the second quarter of 2022. Organic sales growth was led by Turkiye and South Africa, partially offset by organic sales declines in Russia and Ukraine.

The increase in organic sales in Africa/Eurasia in the second quarter of 2022 versus the second quarter of 2021 was primarily due to an increase in Oral Care organic sales. The increase in Oral Care was primarily due to organic sales growth in the manual toothbrush and toothpaste categories.

Operating profit in Africa/Eurasia decreased 9% in the second quarter of 2022 to $50, or 130 bps to 19.5% as a percentage of Net sales. This decrease in Operating profit as a percentage of Net sales was due to an increase in Selling, general and administrative expenses (90 bps) partially offset by an increase in Gross profit (20 bps), both as a percentage of Net sales. This increase in Gross profit was due to higher pricing and cost savings from the Company’s funding-the-growth initiatives (150 bps), partially offset by significantly higher raw and packaging material costs (1,040 bps), which included foreign exchange transaction costs. This increase in Selling, general and administrative was due to higher overhead expenses (260 bps), driven by higher logistics costs (270 bps), partially offset by decreased advertising investment (170 bps).

Effective April 1, 2022, Turkiye was designated as a hyper-inflationary economy in accordance with Accounting Standard Codification (“ASC”) Topic 830, “Foreign Currency Matters.” Consequently, the functional currency for the Company's Turkish subsidiary is the U.S. dollar and the impact of Turkish currency fluctuations has been and will be recorded in income. This designation has not had and is not expected to have a material impact on the Company’s Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Hill’s Pet Nutrition

	Three Months Ended June 30,
	2022	2021	Change
Net sales	$909	$794	14.5%
Operating profit	$212	$212	—%
% of Net sales	23.3%	26.7%	(340)	bps
Net sales for Hill’s Pet Nutrition increased 14.5% in the second quarter of 2022 to $909, driven by volume growth of 5.5% and net selling price increases of 12.5%, partially offset by negative foreign exchange of 3.5%. Organic sales in Hill’s Pet Nutrition increased 18.0% in the second quarter of 2022. Organic sales growth was led by the United States, Europe and Australia/New Zealand.

The increase in organic sales in the second quarter of 2022 was primarily due to organic sales growth in the wellness and therapeutic categories.

Operating profit in Hill’s Pet Nutrition was flat in the second quarter of 2022 at $212, while as a percentage of Net sales it decreased 340 bps to 23.3%. This decrease in Operating profit as a percentage of Net sales was primarily due to a decrease in Gross profit (450 bps), partially offset by a decrease in Selling, general and administrative expenses (150 bps), both as a percentage of Net sales. This decrease in Gross profit was primarily due to significantly higher raw and packaging material costs (900 bps), partially offset by higher pricing and cost savings from the Company’s funding-the-growth initiatives (80 bps). This decrease in Selling, general and administrative expenses was due to decreased advertising investment (210 bps), partially offset by higher overhead expenses (60 bps), as higher logistics costs (150 bps) more than offset overhead efficiencies (90 bps).

On April 28, 2022, the Company acquired the manufacturing assets of Nutriamo S.r.l., a canned pet food manufacturer based in Italy, which gives the Company additional capacity for the Hill's wet pet nutrition diets, particularly in Europe. The impact of this acquisition on the Company’s Consolidated Financial Statements was not material.

Corporate

	Three Months Ended June 30,
	2022	2021	Change
Operating profit (loss)	$(135)	$(91)	48%
Operating profit (loss) related to Corporate was $(135) in the second quarter of 2022 as compared to $(91) in the second quarter of 2021. In the second quarter of 2022, Corporate Operating profit (loss) included charges of $13 resulting from the 2022 Global Productivity Initiative. In the second quarter of 2021, Corporate Operating profit (loss) included a benefit related to a value-added tax matter in Brazil of $26.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Six Months

Worldwide Net sales were $8,883 in the first six months of 2022, up 3.0% as compared to the first six months of 2021 due to net selling price increases of 7.0%, partially offset by volume declines of 0.5%, and negative foreign exchange of 3.5%. Organic sales increased 6.5% in the first six months of 2022.

Net sales in the Oral, Personal and Home Care product segment were $7,102 in the first six months of 2022, an increase of 1.0% as compared to the first six months of 2021 due to net selling price increases of 6.0%, partially offset by volume declines of 1.5% and negative foreign exchange of 3.5%. Organic sales in the Oral, Personal and Home Care product segment increased 4.5% in the first six months of 2022.

The increase in organic sales in the first six months of 2022 versus the first six months of 2021 was due to increases in Oral Care, Personal Care and Home Care organic sales. The increase in Oral Care was primarily due to organic sales growth in the toothpaste and manual toothbrush categories. The increase in Personal Care was primarily due to organic sales growth in the bar soap and underarm protection categories, partially offset by organic sales declines in the liquid hand soap, body wash and skin health categories. The increase in Home Care was primarily due to organic sales growth in the fabric softener and surface cleaners categories.

Net sales in the Hill’s Pet Nutrition segment were $1,781 in the first six months of 2022, an increase of 12.5% from the first six months of 2021 due to volume growth of 4.5% and net selling price increases of 11.0%, partially offset by negative foreign exchange of 3.0%. Organic sales in the Hill’s Pet Nutrition segment increased 15.5% in the first six months of 2022.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Net Sales and Operating Profit by Segment

Net sales and Operating profit by segment were as follows:

	Six Months Ended June 30,
	2022	2021
Net sales
Oral, Personal and Home Care
North America	$1,891	$1,835
Latin America	1,973	1,814
Europe	1,293	1,426
Asia Pacific	1,422	1,412
Africa/Eurasia	523	537
Total Oral, Personal and Home Care	7,102	7,024
Pet Nutrition	1,781	1,580
Total Net sales	$8,883	$8,604

Operating profit
Oral, Personal and Home Care
North America	$359	$402
Latin America	529	526
Europe	283	346
Asia Pacific	370	424
Africa/Eurasia	94	109
Total Oral, Personal and Home Care	1,635	1,807
Pet Nutrition	416	427
Corporate	(307)	(234)
Total Operating profit	$1,744	$2,000

Within the Oral, Personal and Home Care product segment, North America Net sales increased 3.0% driven by volume growth of 2.0% and net selling price increases of 1.0%, while foreign exchange was flat. Organic sales in North America increased 3.0%. Latin America Net sales increased 9.0% driven by net selling price increases of 11.0%, partially offset by volume declines of 1.5% and negative foreign exchange of 0.5%. Organic sales in Latin America increased 9.5%. Europe Net sales decreased 9.5% driven by volume declines of 4.0% and negative foreign exchange of 8.0%, partially offset by net selling price increases of 2.5%. Organic sales in Europe decreased 1.5%. Asia Pacific Net sales increased 0.5% driven by net selling price increases of 5.0%, partially offset by volume declines of 0.5% and negative foreign exchange of 4.0%. Organic sales in Asia Pacific increased 4.5%. Africa/Eurasia Net sales decreased 3.0% driven by volume declines of 11.5% and negative foreign exchange of 9.5%, partially offset by net selling price increases of 18.0%. Organic sales in Africa/Eurasia increased 6.5%.

In the first six months of 2022, Operating profit (loss) related to Corporate was $(307) as compared to $(234) in the first six months of 2021. Corporate Operating profit (loss) for the six months ended June 30, 2022 included charges resulting from the 2022 Global Productivity Initiative of $76. Corporate Operating profit (loss) for the first six months of 2021 included a benefit related to a value-added tax matter in Brazil of $26.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Gross Profit/Margin

Worldwide Gross profit decreased to $5,126 in the first six months of 2022 from $5,193 in the first six months of 2021, reflecting a decrease of $231 resulting from lower Gross profit margin and an increase of $164 resulting from higher Net sales.

Worldwide Gross profit margin decreased to 57.7% in the first six months of 2022 from 60.4% in the first six months of 2021, due to higher raw and packaging material costs (700 bps), partially offset by higher pricing (260 bps) and cost savings from the Company’s funding-the-growth initiatives (180 bps).

	Six Months Ended June 30,
	2022	2021
Gross profit	$5,126	$5,193

	Six Months Ended June 30,
	2022	2021	Basis Point Change
Gross profit margin	57.7%	60.4%	(270)

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 4% to $3,298 in the first six months of 2022 from $3,173 in the first six months of 2021. Selling, general and administrative expenses in the first six months of 2022 included charges resulting from the 2022 Global Productivity Initiative. Excluding charges resulting from the 2022 Global Productivity Initiative in the first six months of 2022, Selling, general and administrative expenses increased to $3,295 in the first six months of 2022 from $3,173 in the first six months of 2021, reflecting higher overhead expenses of $144 and decreased advertising investment of $22.

Selling, general and administrative expenses as a percentage of Net sales increased to 37.1% in the first six months of 2022 from 36.9% in the first six months of 2021. This increase was driven by higher logistics costs (150 bps) which impacted all divisions, partially offset by overhead efficiencies (60 bps) and decreased advertising investment (70 bps). In the first six months of 2022, advertising investment decreased 2.1% in absolute terms to $1,007 as compared with $1,029 in the first six months of 2021, or as a percentage of Net sales to 11.3% from 12.0% in the first six months of 2021.

	Six Months Ended June 30,
	2022	2021
Selling, general and administrative expenses, GAAP	$3,298	$3,173
2022 Global Productivity Initiative	(3)	—
Selling, general and administrative expenses	3,295	3,173

	Six Months Ended June 30,
	2022	2021	Basis Point Change
Selling, general and administrative expenses as a percentage of Net sales	37.1%	36.9%	20

Other (Income) Expense, Net

Other (income) expense, net was $84 and $20 in the first six months of 2022 and 2021, respectively. Other (income) expense, net in the first six months of 2022 included charges resulting from the 2022 Global Productivity Initiative. Other (income) expense, net in the first six months of 2021 included a benefit related to a value-added tax matter in Brazil. Excluding these items in both periods as applicable, Other (income) expense, net was $11 and $46 in the first six months of 2022 and 2021, respectively.

	Six Months Ended June 30,
	2022	2021
Other (income) expense, net, GAAP	$84	$20
2022 Global Productivity Initiative	(73)	—
Value-added tax matter in Brazil	—	26
Other (income) expense, net, non-GAAP	$11	$46

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Operating Profit

Operating profit decreased 13% to $1,744 in the first six months of 2022 from $2,000 in the first six months of 2021. Operating profit in the first six months of 2022 included charges resulting from the 2022 Global Productivity Initiative. Operating profit in the first six months of 2021 included a benefit related to a value-added tax matter in Brazil. Excluding these items in both periods as applicable, Operating profit decreased to $1,820 in the first six months of 2022 from $1,974 in the first six months of 2021, due to a decrease in Gross profit and an increase in Selling, general and administrative expenses, partially offset by a decrease in Other (income) expense, net.

Operating profit margin was 19.6% in the first six months of 2022, a decrease of 360 bps compared to 23.2% in the first six months of 2021. Excluding the items described above in both periods as applicable, Operating profit margin was 20.5% in the first six months of 2022, a decrease of 240 bps compared to 22.9% in the first six months of 2021, primarily due to a decrease in Gross profit (270 bps) and an increase in Selling, general and administrative expenses (20 bps), partially offset by a decrease in Other (income) expense, net (50 bps), all as a percentage of Net sales.

	Six Months Ended June 30,
	2022	2021	% Change
Operating profit, GAAP	$1,744	$2,000	(13)%
2022 Global Productivity Initiative	76	—
Value-added tax matter in Brazil	—	(26)
Operating profit, non-GAAP	$1,820	$1,974	(8)%

	Six Months Ended June 30,
	2022	2021	Basis Point Change
Operating profit margin, GAAP	19.6%	23.2%	(360)
2022 Global Productivity Initiative	0.9	—
Value-added tax matter in Brazil	—	(0.3)
Operating profit margin, non-GAAP	20.5%	22.9%	(240)

Non-Service Related Postretirement Costs

Non-service related postretirement costs were $50 in the first six months of 2022 as compared to $36 in the first six months of 2021. Non-service related postretirement costs in the first six months of 2022 included charges resulting from the 2022 Global Productivity Initiative. Excluding charges resulting from the 2022 Global Productivity Initiative in the first six months of 2022, Non-service related postretirement costs were $36 in the first six months of 2022 and 2021.

	Six Months Ended June 30,
	2022	2021
Non-service related postretirement costs, GAAP	$50	$36
2022 Global Productivity Initiative	(14)	—
Non-service related postretirement costs, non-GAAP	$36	$36

Interest (Income) Expense, Net

Interest (income) expense, net was $58 in the first six months of 2022 as compared to $54 in the first six months of 2021, primarily due to higher interest rates.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Income Taxes

The effective income tax rate was 24.0% for the second quarter of 2022 as compared to 22.2% for the second quarter of 2021.

The effective income tax rate was 24.1% for the first six months of 2022 as compared to 23.1% for the first six months of 2021. As reflected in the table below, the non-GAAP effective income tax rate was 23.9% for the first six months of 2022, as compared to 23.1% in the comparable period of 2021.

The quarterly provision for income taxes is determined based on the Company’s estimated full year effective income tax rate adjusted by the amount of tax attributable to infrequent or unusual items that are separately recognized on a discrete basis in the income tax provision in the quarter in which they occur. The Company’s current estimate of its full year effective income tax rate before discrete period items is 24.0%, compared to 23.3% in 2021. The increase in the Company’s full year effective tax rate before discrete period items is primarily driven by the impact of recently finalized U.S. tax regulations, which place greater restrictions on foreign taxes that are creditable against U.S. taxes on foreign-sourced income.

	Three Months Ended June 30,
	2022			2021
	Income Before Income Taxes	Provision For Income Taxes(1)	Effective Income Tax Rate(2)	Income Before Income Taxes	Provision For Income Taxes(1)	Effective Income Tax Rate(2)
As Reported GAAP	$841	$202	24.0%	$953	$212	22.2%
2022 Global Productivity Initiative	8	2	—%	—	—	—
Value-added tax matter in Brazil	—	—	—%	(26)	(6)	—
Non-GAAP	$849	$204	24.0%	$927	$206	22.2%

	Six Months Ended June 30,
	2022			2021
	Income Before Income Taxes	Provision For Income Taxes(1)	Effective Income Tax Rate(2)	Income Before Income Taxes	Provision For Income Taxes(1)	Effective Income Tax Rate(2)
As Reported GAAP	$1,636	$394	24.1%	$1,910	$441	23.1%
2022 Global Productivity Initiative	90	19	(0.2)	—	—	—
Value-added tax matter in Brazil	—	—	—	(26)	(6)	—
Non-GAAP	$1,726	$413	23.9%	1,884	435	23.1%
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
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Net Income Attributable to Colgate-Palmolive Company and Earnings Per Share

Net income attributable to Colgate-Palmolive Company in the first six months of 2022 decreased to $1,162 from $1,384 in the comparable 2021 period. Earnings per common share on a diluted basis decreased to $1.38 in the first six months of 2022 from $1.63 in the comparable 2021 period. Net income attributable to Colgate-Palmolive Company in the first six months of 2022 included charges resulting from the 2022 Global Productivity Initiative. Net income attributable to Colgate-Palmolive Company in the comparable 2021 period included a benefit related to a value-added tax matter in Brazil.

Excluding the items described above in both periods as applicable, Net income attributable to Colgate-Palmolive Company in the first six months of 2022 decreased 10% to $1,232 from $1,364 in the first six months of 2021, and Earnings per common share on a diluted basis decreased 9% to $1.46 in the first six months of 2022 from $1.60 in the first six months of 2021.

	Six Months Ended June 30, 2022
	Income Before Income Taxes	Provision For Income Taxes(1)	Net Income Including Noncontrolling Interests	Less: Income Attributable to Noncontrolling Interests	Net Income Attributable To Colgate-Palmolive Company	Diluted Earnings Per Share(2)
As Reported GAAP	$1,636	$394	$1,242	$80	$1,162	$1.38
2022 Global Productivity Initiative	90	19	71	1	70	0.08
Non-GAAP	$1,726	$413	$1,313	$81	$1,232	$1.46

	Six Months Ended June 30, 2021
	Income Before Income Taxes	Provision For Income Taxes(1)	Net Income Including Noncontrolling Interests	Net Income Attributable To Colgate-Palmolive Company	Diluted Earnings Per Share(2)
As Reported GAAP	$1,910	$441	$1,469	$1,384	$1.63
Value-added tax matter in Brazil	(26)	(6)	(20)	(20)	(0.03)
Non-GAAP	$1,884	$435	$1,449	$1,364	$1.60
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

For the three months ended June 30, 2022, charges resulting from the 2022 Global Productivity Initiative, were $8 pretax ($5 aftertax).

For the six months ended June 30, 2022, charges resulting from the 2022 Global Productivity Initiative are reflected in the income statement as follows:

Six Months Ended June 30,
2022
Selling, general and administrative expenses	3
Other (income) expense, net	73
Non-service related postretirement costs	14
Total 2022 Global Productivity Initiative charges, pretax	$90

Total 2022 Global Productivity Initiative charges, aftertax	$70

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

Six Months Ended June 30,
2022
North America	10%
Latin America	17%
Europe	16%
Asia Pacific	10%
Africa/Eurasia	11%
Hill’s Pet Nutrition	10%
Corporate	26%
Total	100%

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

The following table summarizes the activity for the restructuring and related implementation charges discussed above and the related accruals:

	Six Months Ended June 30,
	Employee-Related Costs	Incremental Depreciation	Asset Impairments	Other	Total
Balance at December 31, 2021	$—	$—	$—	$—	$—
Charges	88	—	—	2	90
Cash Payments	(13)	—	—	(1)	(14)
Charges against assets	(14)	—	—	—	(14)
Foreign exchange	(1)	—	—	—	(1)
Balance at June 30, 2022	$60	$—	$—	$1	$61

Employee-Related Costs primarily include severance and other termination benefits and are calculated based on long-standing benefit practices, written severance policies, local statutory requirements and, in certain cases, voluntary termination arrangements. Employee-Related Costs also include pension enhancements of $14 for the six months ended June 30, 2022, which are reflected as Charges against assets within Employee-Related Costs in the preceding tables as the corresponding balance sheet amounts are reflected as a reduction of pension assets or an increase in pension liabilities.

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

Net sales growth (GAAP) and organic sales growth (Net sales growth excluding the impact of foreign exchange, acquisitions and divestments) (non-GAAP) are discussed in this Quarterly Report on Form 10-Q. Management believes the organic sales growth measure provides investors and analysts with useful supplemental information regarding the Company’s underlying sales trends by presenting sales growth excluding the external factor of foreign exchange, as well as the impact of acquisitions and divestments, as applicable. A reconciliation of organic sales growth to Net sales growth for the three and six months ended June 30, 2022 is provided below.

Selling, general and administrative expenses, Other (income) expense, net, Operating profit, Operating profit margin, Non-service related postretirement costs, effective income tax rate, Net income attributable to Colgate-Palmolive Company and Earnings per share on a diluted basis are discussed in this Quarterly Report on Form 10-Q both on a GAAP basis and excluding, as applicable, charges resulting from the 2022 Global Productivity Initiative and a benefit related to a value-added tax matter in Brazil. These non-GAAP financial measures exclude items that, either by their nature or amount, management would not expect to occur as part of the Company’s normal business on a regular basis, such as restructuring charges, charges for certain litigation and tax matters, gains and losses from certain acquisitions, divestitures and certain other unusual, non-recurring items. Investors and analysts use these financial measures in assessing the Company’s business performance, and management believes that presenting these financial measures on a non-GAAP basis provides them with useful supplemental information to enhance their understanding of the Company’s underlying business performance and trends. These non-GAAP financial measures also enhance the ability to compare period-to-period financial results. A reconciliation of each of these non-GAAP financial measures to the most directly comparable GAAP financial measures for the three and six months ended June 30, 2022 and 2021 is presented within the applicable section of Results of Operations.

The following tables provide a quantitative reconciliation of Net sales growth to organic sales growth for the three and six months ended June 30, 2022:

Three Months Ended June 30, 2022	Net Sales Growth (GAAP)	Foreign Exchange Impact	Acquisitions and Divestments Impact	Organic Sales Growth (Non-GAAP)
Oral, Personal and Home Care
North America	6.0%	—%	—%	6.0%
Latin America	12.5%	—%	—%	12.5%
Europe	(10.0)%	(10.5)%	—%	0.5%
Asia Pacific	3.5%	(5.5)%	—%	9.0%
Africa/Eurasia	(3.5)%	(8.5)%	—%	5.0%
Total Oral, Personal and Home Care	3.0%	(4.0)%	—%	7.0%
Pet Nutrition	14.5%	(3.5)%	—%	18.0%
Total Company	5.5%	(3.5)%	—%	9.0%

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Six Months Ended June 30, 2022	Net Sales Growth (GAAP)	Foreign Exchange Impact	Acquisitions and Divestments Impact	Organic Sales Growth (Non-GAAP)
Oral, Personal and Home Care
North America	3.0%	—%	—%	3.0%
Latin America	9.0%	(0.5)%	—%	9.5%
Europe	(9.5)%	(8.0)%	—%	(1.5)%
Asia Pacific	0.5%	(4.0)%	—%	4.5%
Africa/Eurasia	(3.0)%	(9.5)%	—%	6.5%
Total Oral, Personal and Home Care	1.0%	(3.5)%	—%	4.5%
Pet Nutrition	12.5%	(3.0)%	—%	15.5%
Total Company	3.0%	(3.5)%	—%	6.5%

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

Net cash provided by operations decreased 25% to $914 in the first six months of 2022, compared with $1,225 in the comparable period of 2021, primarily due to higher levels of inventory (driven by increased levels to mitigate the risk of supply chain and logistics disruptions and higher raw and packaging material costs) and lower net income. The Company’s working capital was (1%) as a percentage of Net sales as of June 30, 2022 as compared to (3.2%) as of June 30, 2021. The Company defines working capital as the difference between current assets (excluding Cash and cash equivalents and marketable securities, the latter of which is reported in Other current assets) and current liabilities (excluding short-term debt).

Investing activities used $482 of cash in the first six months of 2022, compared with $289 in the comparable period of 2021. Investing activities in the first six months of 2022 included the Company’s acquisition of the manufacturing assets of Nutriamo S.r.l.

Capital spending was $300 in the first six months of 2022 compared to $237 in the comparable period of 2021. Capital expenditures for 2022 are expected to be approximately 4.0% to 4.5% of Net sales. The Company continues to focus its capital spending on projects that are expected to yield high aftertax returns.

Financing activities used $385 of cash during the first six months of 2022, compared with $884 used in the comparable period of 2021. This primarily reflects a net increase in commercial paper borrowing in the first six months of 2022 compared with the comparable period of 2021 and higher proceeds from the exercise of stock options.

Long-term debt, including the current portion, increased to $7,970 as of June 30, 2022, as compared to $7,206 as of December 31, 2021, and total debt was $7,986 as of June 30, 2022, as compared to $7,245 as of December 31, 2021. The Company’s debt issuances support the Company’s capital structure objectives of funding its business and growth initiatives while minimizing its risk-adjusted cost of capital.

Domestic and foreign commercial paper outstanding was $2,143 and $1,808 as of June 30, 2022 and 2021, respectively. The average daily balances outstanding for commercial paper in the first six months of 2022 and 2021 were $1,985 and $2,029, respectively. The Company classifies commercial paper and certain current maturities of notes payable as long-term debt when it has the intent and ability to refinance such obligations on a long-term basis, including, if necessary, by utilizing its unused lines of credit (including under the facilities discussed below) or by issuing long-term debt pursuant to an effective shelf registration statement. In August 2021, the Company entered into a new $3,000 five-year revolving credit facility with a syndicate of banks for a five-year term expiring August 2026, which replaced, on substantially similar terms, the Company’s $2,650 revolving credit facility that was scheduled to expire in November 2024. Commitment fees related to the credit facility were not material.

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

Cash and cash equivalents increased $26 during the first six months of 2022 to $858 at June 30, 2022, compared to $832 at December 31, 2021, the majority of which ($826 and $784 respectively) was held by the Company’s foreign subsidiaries.

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

Cautionary Statement on Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the SEC in its rules, regulations and releases that set forth anticipated results based on management’s current plans and assumptions. Such statements may relate, for example, to sales or volume growth, net selling price increases, organic sales growth, profit or profit margin levels, earnings per share levels, financial goals, the impact of foreign exchange volatility, the impact of COVID-19, the impact of the war in Ukraine, cost-reduction plans, including the 2022 Global Productivity Initiative, tax rates, new product introductions and digital capabilities, commercial investment levels, acquisitions, divestitures, share repurchases, or legal or tax proceedings, among other matters. These statements are made on the basis of the Company’s views and assumptions as of this time and the Company undertakes no obligation to update these statements whether as a result of new information, future events or otherwise, except as required by law or by the rules and regulations of the SEC. Moreover, the Company does not, nor does any other person, assume responsibility for the accuracy and completeness of those statements. The Company cautions investors that any such forward-looking statements are not guarantees of future performance and that actual events or results may differ materially from those statements. Actual events or results may differ materially because of factors that affect international businesses and global economic conditions, as well as matters specific to the Company and the markets it serves, including the uncertain economic and political environment in different countries and its effect on consumer spending habits, foreign currency rate fluctuations, exchange controls, tariffs, price or profit controls, labor relations, changes in foreign or domestic laws, or regulations or their interpretation, political and fiscal developments, including changes in trade, tax and immigration policies, increased competition and evolving competitive practices (including from the growth of eCommerce and the entry of new competitors and business models), the ability to operate and respond effectively during a pandemic, epidemic or widespread public health concern, including COVID-19, ability to manage disruptions in our global supply chain and/or key office facilities, ability to manage the availability and cost of raw and packaging materials and logistics costs, the ability to maintain or increase selling prices as needed, changes in the policies of retail trade customers, the emergence of alternative retail channels, the growth of eCommerce and the rapidly changing retail landscape (as consumers increasingly shop online), the ability to develop innovative new products, the ability to continue lowering costs and operate in an agile manner, the ability to maintain the security of our information technology systems from a cyber-security incident or data breach, the ability to address the effects of climate change and achieve our sustainability and social impact goals, the ability to complete acquisitions and divestitures as planned, the ability to successfully integrate acquired businesses, the ability to attract and retain key employees and integrate DE&I initiatives across our organization, the uncertainty of the outcome of legal proceedings, whether or not the Company believes they have merit, and the ability to address uncertain or unfavorable global economic conditions, including inflation, disruptions in the credit markets and tax matters. For information about these and other factors that could impact the Company’s business and cause actual results to differ materially from forward-looking statements, refer to the Company’s filings with the SEC (including, but not limited to, the information set forth under the captions “Risk Factors” and “Cautionary Statement on Forward-Looking Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 and subsequent filings with the SEC).

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

COLGATE-PALMOLIVE COMPANY

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chairman of the Board, President and Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2022 (the “Evaluation”). Based upon the Evaluation, the Company’s Chairman of the Board, President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) are effective.

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

Item 1A.    Risk Factors

With the exception of the additional risk factor related to the War in Ukraine included in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, there have been no material changes from the risk factors disclosed in “Risk Factors” in Part 1, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

COLGATE-PALMOLIVE COMPANY

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On March 10, 2022, the Board authorized the repurchase of shares of the Company’s common stock having an aggregate purchase price of up to $5 billion under a new share repurchase program (the “2022 Program”), which replaced a previously authorized share repurchase program. The Board also has authorized share repurchases on an ongoing basis to fulfill certain requirements of the Company’s compensation and benefit programs. The shares are repurchased from time to time in open market or privately negotiated transactions at the Company’s discretion, subject to market conditions, customary blackout periods and other factors.

The following table shows the stock repurchase activity for the three months in the quarter ended June 30, 2022:

Month	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(3) (in millions)
April 1 through 30, 2022	1,191,907	$79.80	1,191,000	$4,768
May 1 through 31, 2022	1,822,395	$76.83	1,819,200	$4,628
June 1 through 30, 2022	1,804,593	$77.35	1,803,600	$4,489
Total	4,818,895	$77.76	4,813,800

(1) Includes share repurchases under the 2022 Program and those associated with certain employee elections under the Company’s compensation and benefit programs.
(2) The difference between the total number of shares purchased and the total number of shares purchased as part of publicly announced plans or programs is 5,095 shares, which represents shares deemed surrendered to the Company to satisfy certain employee elections under the Company’s compensation and benefit programs.
(3) Includes approximate dollar value of shares that were available to be purchased under the publicly announced plans or programs that were in effect as of June 30, 2022.

COLGATE-PALMOLIVE COMPANY

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not Applicable.

Item 5.    Other Information

None.

COLGATE-PALMOLIVE COMPANY

Item 6.    Exhibits

Exhibit No.	Description
10-A
Colgate-Palmolive Company Executive Officer Cash Severance Policy (registrant hereby incorporates by reference Exhibit 10.1 to its Current Report on Form 8-K filed on April 11, 2022, File No. 1-644). *

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

101	The following materials from Colgate-Palmolive Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2022, formatted in Inline eXtensible Business Reporting Language (Inline XBRL): (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Changes in Shareholders’ Equity; and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

__________
* Indicates a management contract or compensatory plan or arrangement.

** Filed herewith.

*** Furnished herewith.

COLGATE-PALMOLIVE COMPANY
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLGATE-PALMOLIVE COMPANY
(Registrant)

Principal Executive Officer:

July 29, 2022	/s/ Noel R. Wallace
Noel R. Wallace
Chairman of the Board, President and Chief Executive Officer

Principal Financial Officer:

July 29, 2022	/s/ Stanley J. Sutula III
Stanley J. Sutula III
Chief Financial Officer

Principal Accounting Officer:

July 29, 2022	/s/ Gregory O. Malcolm
Gregory O. Malcolm
Vice President and Controller