Form 10-Q
period 2022-09-30
COLGATE PALMOLIVE CO
filed 2022-10-28
CIK 21665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
FORM 10-Q
_________________________
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding	Date
Common stock, $1.00 par value	835,214,210	September 30, 2022

PART I.    FINANCIAL INFORMATION

COLGATE-PALMOLIVE COMPANY
Condensed Consolidated Statements of Income
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net sales	$4,455	$4,414	$13,338	$13,018
Cost of sales	1,907	1,791	5,664	5,202
Gross profit	2,548	2,623	7,674	7,816
Selling, general and administrative expenses	1,634	1,636	4,932	4,809
Other (income) expense, net	(33)	20	51	40
Operating profit	947	967	2,691	2,967
Non-service related postretirement costs	15	16	65	52
Interest (income) expense, net	40	98	98	152
Income before income taxes	892	853	2,528	2,763
Provision for income taxes	210	172	604	613
Net income including noncontrolling interests	682	681	1,924	2,150
Less: Net income attributable to noncontrolling interests	64	47	144	132
Net income attributable to Colgate-Palmolive Company	$618	$634	$1,780	$2,018

Earnings per common share, basic	$0.74	$0.75	$2.12	$2.39

Earnings per common share, diluted	$0.74	$0.75	$2.12	$2.38

See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Condensed Consolidated Statements of Comprehensive Income
(Dollars in Millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income including noncontrolling interests	$682	$681	$1,924	$2,150
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	(161)	(116)	(227)	(168)
Retirement plans and other retiree benefit adjustments	298	31	327	49
Gains (losses) on cash flow hedges	(26)	17	75	25
Total Other comprehensive income (loss), net of tax	111	(68)	175	(94)
Total Comprehensive income including noncontrolling interests	793	613	2,099	2,056
Less: Net income attributable to noncontrolling interests	64	47	144	132
Less: Cumulative translation adjustments attributable to noncontrolling interests	(16)	(2)	(32)	(5)
Total Comprehensive income attributable to noncontrolling interests	48	45	112	127
Total Comprehensive income attributable to Colgate-Palmolive Company	$745	$568	$1,987	$1,929
See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Condensed Consolidated Balance Sheets
(Dollars in Millions)
(Unaudited)

	September 30, 2022	December 31, 2021
Assets
Current Assets
Cash and cash equivalents	$938	$832
Receivables (net of allowances of $67 and $78, respectively)	1,425	1,297
Inventories	2,073	1,692
Other current assets	842	576
Total current assets	5,278	4,397
Property, plant and equipment:
Cost	9,318	8,899
Less: Accumulated depreciation	(5,195)	(5,169)
	4,123	3,730
Goodwill	3,538	3,284
Other intangible assets, net	2,219	2,462
Deferred income taxes	182	193
Other assets	948	974
Total assets	$16,288	$15,040
Liabilities and Shareholders’ Equity
Current Liabilities
Notes and loans payable	$16	$39
Current portion of long-term debt	13	12
Accounts payable	1,541	1,479
Accrued income taxes	433	436
Other accruals	2,489	2,085
Total current liabilities	4,492	4,051
Long-term debt	8,219	7,194
Deferred income taxes	551	395
Other liabilities	1,973	2,429
Total liabilities	15,235	14,069
Shareholders’ Equity
Common stock, $1 par value (2,000,000,000 shares authorized, 1,465,706,360 shares issued)	1,466	1,466
Additional paid-in capital	3,518	3,269
Retained earnings	24,566	24,350
Accumulated other comprehensive income (loss)	(4,179)	(4,386)
Unearned compensation	—	(1)
Treasury stock, at cost	(24,749)	(24,089)
Total Colgate-Palmolive Company shareholders’ equity	622	609
Noncontrolling interests	431	362
Total equity	1,053	971
Total liabilities and equity	$16,288	$15,040
See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Condensed Consolidated Statements of Cash Flows
(Dollars in Millions)
(Unaudited)

	Nine Months Ended
	September 30,
	2022	2021
Operating Activities
Net income including noncontrolling interests	$1,924	$2,150
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operations:
Depreciation and amortization	410	414
Restructuring and termination benefits, net of cash	51	(19)
Stock-based compensation expense	105	107
Gain on the sale of land	(47)	—
Forward starting swap settlement	82	—
Loss on early extinguishment of debt	—	75
Deferred income taxes	(13)	(146)
Cash effects of changes in:
Receivables	(171)	(198)
Inventories	(422)	(37)
Accounts payable and other accruals	9	(107)
Other non-current assets and liabilities	(45)	(20)
Net cash provided by (used in) operations	1,883	2,219
Investing Activities
Capital expenditures	(475)	(374)
Purchases of marketable securities and investments	(239)	(118)
Proceeds from sale of marketable securities and investments	55	55
Payment for acquisitions, net of cash acquired	(817)	—
Proceeds from the sale of land	47	—
Other investing activities	1	(25)
Net cash provided by (used in) investing activities	(1,428)	(462)
Financing Activities
Short-term borrowing (repayment) less than 90 days, net	(56)	205
Principal payments of debt	(2)	(118)
Proceeds from issuance of debt	1,513	119
Dividends paid	(1,206)	(1,183)
Purchases of treasury shares	(895)	(964)
Proceeds from exercise of stock options	398	282
Other financing activities	(38)	(9)
Net cash provided by (used in) financing activities	(286)	(1,668)
Effect of exchange rate changes on Cash and cash equivalents	(63)	(19)
Net increase (decrease) in Cash and cash equivalents	106	70
Cash and cash equivalents at beginning of the period	832	888
Cash and cash equivalents at end of the period	$938	$958
Supplemental Cash Flow Information
Income taxes paid	$690	$742
See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in Millions)
(Unaudited)

Three Months Ended September 30, 2022
	Colgate-Palmolive Company Shareholders’ Equity
	Common Stock	Additional Paid-in Capital	Unearned Compensation	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)(1)	Noncontrolling Interests
Balance, June 30, 2022	$1,466	$3,402	$—	$(24,736)	$24,342	$(4,306)	$390
Net income	—	—	—	—	618	—	64
Other comprehensive income (loss), net of tax	—	—	—	—	—	127	(16)
Dividends ($0.47 per share)	—	—	—	—	(394)	—	—
Stock-based compensation expense	—	60	—	—	—	—	—
Shares issued for stock options	—	73	—	73	—	—	—
Shares issued for restricted stock units	—	(16)	—	16	—	—	—
Treasury stock acquired	—	—	—	(104)	—	—	—
Other	—	(1)	—	2	—	—	(7)
Balance, September 30, 2022	$1,466	$3,518	$—	$(24,749)	$24,566	$(4,179)	$431

Three Months Ended September 30, 2021
	Colgate-Palmolive Company Shareholders’ Equity
	Common Stock	Additional Paid-in Capital	Unearned Compensation	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)(1)	Noncontrolling Interests
Balance June 30, 2021	$1,466	$3,085	$—	$(23,665)	$23,946	$(4,368)	$398
Net income	—	—	—	—	634	—	47
Other comprehensive income (loss), net of tax	—	—	—	—	—	(66)	(2)
Dividends ($0.45 per share)	—	—	—	—	(379)	—	(7)
Stock-based compensation expense	—	49	—	—	—	—	—
Shares issued for stock options	—	53	—	87	—	—	—
Shares issued for restricted stock units	—	(14)	—	14	—	—	—
Treasury stock acquired	—	—	—	(251)	—	—	—
Other	—	1	—	(1)	—	—	—
Balance, September 30, 2021	$1,466	$3,174	$—	$(23,816)	$24,201	$(4,434)	$436
(1) Accumulated other comprehensive income (loss) includes cumulative translation losses of $3,545 at September 30, 2022 ($3,321 at September 30, 2021) and $3,398 at June 30, 2022 ($3,207 at June 30, 2021), respectively, and unrecognized retirement plan and other retiree benefits costs of $717 at September 30, 2022 ($1,129 at September 30, 2021) and $1,015 at June 30, 2022 ($1,160 at June 30, 2021), respectively.

See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in Millions)
(Unaudited)

Nine Months Ended September 30, 2022
	Colgate-Palmolive Company Shareholders’ Equity
	Common Stock	Additional Paid-in Capital	Unearned Compensation	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)(1)	Noncontrolling Interests
Balance, December 31, 2021	$1,466	$3,269	$(1)	$(24,089)	$24,350	$(4,386)	$362
Net income	—	—	—	—	1,780	—	144
Other comprehensive income (loss), net of tax	—	—	—	—	—	207	(32)
Dividends ($1.86 per share)*	—	—	—	—	(1,564)	—	(42)
Stock-based compensation expense	—	105	—	—	—	—	—
Shares issued for stock options	—	181	—	194	—	—	—
Shares issued for restricted stock units	—	(39)	—	39	—	—	—
Treasury stock acquired	—	—	—	(895)	—	—	—
Other	—	2	1	2	—	—	(1)
Balance, September 30, 2022	$1,466	$3,518	$—	$(24,749)	$24,566	$(4,179)	$431

Nine Months Ended September 30, 2021
	Colgate-Palmolive Company Shareholders’ Equity
	Common Stock	Additional Paid-in Capital	Unearned Compensation	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)(1)	Noncontrolling Interests
Balance, December 31, 2020	$1,466	$2,969	$(1)	$(23,045)	$23,699	$(4,345)	$358
Net income	—	—	—	—	2,018	—	132
Other comprehensive income (loss), net of tax	—	—	—	—	—	(89)	(5)
Dividends ($1.79 per share)*	—	—	—	—	(1,516)	—	(49)
Stock-based compensation expense	—	107	—	—	—	—	—
Shares issued for stock options	—	120	—	167	—	—	—
Shares issued for restricted stock units	—	(26)	—	26	—	—	—
Treasury stock acquired	—	—	—	(964)	—	—	—
Other	—	4	1	—	—	—	—
Balance, September 30, 2021	$1,466	$3,174	$—	$(23,816)	$24,201	$(4,434)	$436
(1) Accumulated other comprehensive income (loss) includes cumulative translation losses of $3,545 at September 30, 2022 ($3,321 at September 30, 2021) and $3,349 at December 31, 2021 ($3,158 at December 31, 2020), respectively, and unrecognized retirement plan and other retiree benefits costs of $717 at September 30, 2022 ($1,129 at September 30, 2021) and $1,044 at December 31, 2021 ($1,178 at December 31, 2020), respectively.
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

3.    Recent Accounting Pronouncements

In September 2022, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2022-04, “Liabilities-Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations.” This ASU requires a buyer that uses supplier finance programs to make annual disclosures about the programs’ key terms, the balance sheet presentation of related amounts, the confirmed amount outstanding at the end of the period and associated rollforward information. The guidance is effective for the Company beginning on January 1, 2023, except for the rollforward, which is effective beginning on January 1, 2024. The Company is currently evaluating the impact of the new guidance and does not expect it to have a material impact on the Company’s Consolidated Financial Statements.

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

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

4. Acquisitions

Red Collar Pet Foods

On September 30, 2022, the Company acquired a business, which operates three dry pet food manufacturing plants in the United States, from Red Collar Pet Foods Holdings, Inc. and Red Collar Pet Foods Holdings, L.P. (collectively, “Red Collar Pet Foods”) for cash consideration of $727 in order to further support the global growth of its Hill’s Pet Nutrition business. The acquisition was financed with a combination of debt and cash and accounted for as a business combination in accordance with ASC 805.

The total purchase price of $727 has been allocated to the net assets acquired based on their respective estimated fair values as follows:

Inventories	$29
Property, plant and equipment	372
Goodwill	407
Current liabilities	(3)
Intangible liability	(16)
Deferred income taxes	(62)
Fair value of net assets acquired	$727
Goodwill of $407 was allocated to the Pet Nutrition segment. Goodwill will not be deductible for tax purposes.
The preliminary estimates of the fair value of identifiable assets acquired and liabilities assumed are subject to revisions, which may result in adjustments to the preliminary values discussed above. The Company expects to finalize the purchase price allocation no later than third quarter of 2023.
Pro forma results of operations have not been presented as the impact on the Company’s Condensed Consolidated Financial Statements is not material.

Nutriamo S.r.l.

On April 28, 2022, the Company acquired the manufacturing assets of Nutriamo S.r.l. (“Nutriamo”), a canned pet food manufacturer based in Italy, which gives the Company additional capacity for the Hill’s wet pet nutrition diets, particularly in Europe. This acquisition was accounted for as a business combination in accordance with ASC 805. The impact of this acquisition on the Company’s Consolidated Financial Statements was not material.

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

Implementation of the 2022 Global Productivity Initiative, which is now expected to be substantially completed by mid-year 2024, is still estimated to result in cumulative pretax charges, once all phases are approved and implemented, in the range of $200 to $240 ($170 to $200 aftertax), which is currently estimated to be comprised of the following: employee-related costs, including severance, pension and other termination benefits (75%); asset-related costs, primarily accelerated depreciation and asset write-downs (15%); and other charges (10%), which include contract termination costs, consisting primarily of implementation-related charges resulting directly from exit activities and the implementation of new strategies. It is estimated that approximately 80% to 90% of the charges will result in cash expenditures.

It is expected that the cumulative pretax charges, once all projects are approved and implemented, will relate to initiatives undertaken in North America (5%), Latin America (10%), Europe (45%), Asia Pacific (5%), Africa/Eurasia (15%), Hill’s Pet Nutrition (5%) and Corporate (15%).

For the three months ended September 30, 2022, charges resulting from the 2022 Global Productivity Initiative were $2 pretax ($2 aftertax).

For the nine months ended September 30, 2022, charges resulting from the 2022 Global Productivity Initiative are reflected in the income statement as follows:

Nine Months Ended September 30,
2022
Selling, general and administrative expenses	4
Other (income) expense, net	75
Non-service related postretirement costs	13
Total 2022 Global Productivity Initiative charges, pretax	$92

Total 2022 Global Productivity Initiative charges, aftertax	$72

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

Nine Months Ended September 30,
2022
North America	11%
Latin America	16%
Europe	16%
Asia Pacific	9%
Africa/Eurasia	12%
Hill's Pet Nutrition	10%
Corporate	26%
Total	100%

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

The following table summarizes the activity for the restructuring and related implementation charges discussed above and the related accruals:

	Nine Months Ended September 30, 2022
	Employee-Related Costs	Incremental Depreciation	Asset Impairments	Other	Total
Balance at December 31, 2021	$—	$—	$—	$—	$—
Charges	89	—	—	3	92
Cash Payments	(36)	—	—	(2)	(38)
Charges against assets	(13)	—	—	—	(13)
Foreign exchange	(2)	—	—	—	(2)
Balance at September 30, 2022	$38	$—	$—	$1	$39

Employee-Related Costs primarily include severance and other termination benefits and are calculated based on long-standing benefit practices, written severance policies, local statutory requirements and, in certain cases, voluntary termination arrangements. Employee-Related Costs also include pension enhancements of $13 for the nine months ended September 30, 2022, which are reflected as Charges against assets within Employee-Related Costs in the preceding tables as the corresponding balance sheet amounts are reflected as a reduction of pension assets or an increase in pension liabilities.

6.    Inventories

Inventories by major class were as follows:

	September 30, 2022	December 31, 2021
Raw materials and supplies	$551	$505
Work-in-process	51	39
Finished goods	1,572	1,248
Total Inventories, net	$2,174	$1,792
Non-current inventory, net	$(101)	$(100)
Current Inventories, net	$2,073	$1,692

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

7.    Earnings Per Share

For the three months ended September 30, 2022 and 2021, earnings per share were as follows:

	Three Months Ended
	September 30, 2022			September 30, 2021
	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share
Basic EPS	$618	835.7	$0.74	$634	843.6	$0.75
Stock options and restricted stock units		2.8			2.8
Diluted EPS	$618	838.5	$0.74	$634	846.4	$0.75
For the three months ended September 30, 2022 and 2021, the average number of stock options and restricted stock units that were anti-dilutive and not included in diluted earnings per share calculations were 2,891,324 and 2,318,391, respectively.
For the nine months ended September 30, 2022 and 2021, earnings per share were as follows:

	Nine Months Ended
	September 30, 2022			September 30, 2021
	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share
Basic EPS	$1,780	837.7	$2.12	$2,018	845.9	$2.39
Stock options and restricted stock units		2.7			3.1
Diluted EPS	$1,780	840.4	$2.12	$2,018	849.0	$2.38
For the nine months ended September 30, 2022 and 2021, the average number of stock options and restricted stock units that were anti-dilutive and not included in diluted earnings per share calculations were 3,709,818 and 2,763,779, respectively.
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

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

8.    Other Comprehensive Income (Loss)

Additions to and reclassifications out of Accumulated other comprehensive income (loss) attributable to the Company for the three months ended September 30, 2022 and 2021 were as follows:

	2022		2021
	Pretax	Net of Tax	Pretax	Net of Tax
Cumulative translation adjustments	$(93)	$(145)	$(83)	$(114)
Retirement plans and other retiree benefits:
Net actuarial gain (loss) and prior service costs arising during the period	379	291	23	17
Amortization of net actuarial loss, transition and prior service costs (1)	9	7	18	14
Retirement plans and other retiree benefit adjustments	388	298	41	31
Cash flow hedges:
Unrealized gains (losses) on cash flow hedges	(28)	(23)	18	15
Reclassification of (gains) losses into net earnings on cash flow hedges (2)	(4)	(3)	2	2
Gains (losses) on cash flow hedges	(32)	(26)	20	17
Total Other comprehensive income (loss)	$263	$127	$(22)	$(66)
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

Additions to and reclassifications out of Accumulated other comprehensive income (loss) attributable to the Company for the nine months ended September 30, 2022 and 2021 were as follows:

	2022		2021
	Pretax	Net of Tax	Pretax	Net of Tax
Cumulative translation adjustments	$(67)	$(195)	$(111)	$(163)
Retirement plans and other retiree benefits:
Net actuarial gain (loss) and prior service costs arising during the period	379	291	—	2
Amortization of net actuarial loss, transition and prior service costs (1)	46	36	61	47
Retirement plans and other retiree benefit adjustments	425	327	61	49
Cash flow hedges:
Unrealized gains (losses) on cash flow hedges	113	88	22	17
Reclassification of (gains) losses into net earnings on cash flow hedges (2)	(15)	(13)	9	8
Gains (losses) on cash flow hedges	98	75	31	25
Total Other comprehensive income (loss)	$456	$207	$(19)	$(89)
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

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

9.    Retirement Plans and Other Retiree Benefits

Components of Net periodic benefit cost for the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended September 30,
	Pension Benefits				Other Retiree Benefits
	United States		International
	2022	2021	2022	2021	2022	2021
Service cost	$—	$—	$2	$3	$5	$7
Interest cost	16	16	8	5	11	8
Expected return on plan assets	(23)	(27)	(5)	(4)	—	—
Amortization of actuarial loss (gain)	10	11	2	2	(3)	5
Net periodic benefit cost	$3	$—	$7	$6	$13	$20
Other postretirement charges	(1)	—	—	—	—	—
Total pension cost	$2	$—	$7	$6	$13	$20

	Nine Months Ended September 30,
	Pension Benefits				Other Retiree Benefits
	United States		International
	2022	2021	2022	2021	2022	2021
Service cost	$1	$1	$10	$11	$16	$20
Interest cost	48	46	14	14	30	26
Expected return on plan assets	(75)	(81)	(10)	(14)	(1)	—
Amortization of actuarial loss (gain)	33	35	5	8	8	18
Net periodic benefit cost	$7	$1	$19	$19	$53	$64
Other postretirement charges	12	—	—	—	1	—
Total pension cost	$19	$1	$19	$19	$54	$64
Other postretirement charges for the three months ended September 30, 2022 included an adjustment of $1 related to the 2022 Global Productivity Initiative. Other postretirement charges for the nine months ended September 30, 2022 included pension and other charges of $13 incurred pursuant to the 2022 Global Productivity Initiative.
For the three and nine months ended September 30, 2022 and 2021, the Company made no voluntary contributions to its U.S. postretirement plans.

During the third quarter of 2022, the Company amended its domestic postretirement plan to limit eligibility for certain existing employees and change the way coverage and subsidies are delivered for certain current and future retirees. As required, the Company remeasured the obligation for the domestic postretirement plan, which resulted in the reduction of the projected benefit obligation and a corresponding actuarial gain of $398. The reduction of the projected benefit obligation and actuarial gain were primarily due to an increase in the discount rate since December 31, 2021 and the impact of the plan amendment. The actuarial gain was recorded in Accumulated other comprehensive income and will be amortized over future periods.

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

In each of September 2015, February 2017, June 2018, April 2019 and September 2020, the Company lost an administrative appeal and subsequently challenged these assessments in the Brazilian federal courts. Currently, there are four appeals pending in the Lower Federal Court, and one case has progressed to the Federal Court of Appeals. Although there can be no assurances, management believes, based on the opinion of its Brazilian legal counsel, that the disallowances are without merit and that the Company should ultimately prevail. The Company is challenging these disallowances vigorously.

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

Competition Matter

Certain of the Company’s subsidiaries were historically subject to actions and, in some cases, fines, by governmental authorities in a number of countries related to alleged competition law violations. Substantially all of these matters also involved other consumer goods companies and/or retail customers. The Company’s policy is to comply with antitrust and competition laws and, if a violation of any such laws is found, to take appropriate remedial action and to cooperate fully with any related governmental inquiry. The status as of September 30, 2022 of such competition law matters pending against the Company during the nine months ended September 30, 2022 is set forth below.

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

Talcum Powder Matters

The Company has been named as a defendant in civil actions alleging that certain talcum powder products that were sold prior to 1996 were contaminated with asbestos and/or caused mesothelioma and other cancers. Many of these actions involve a number of co-defendants from a variety of different industries, including suppliers of asbestos and manufacturers of products that, unlike the Company’s products, were designed to contain asbestos. As of September 30, 2022, there were 224 individual cases pending against the Company in state and federal courts throughout the United States, as compared to 203 cases as of June 30, 2022 and 171 cases as of December 31, 2021. During the three months ended September 30, 2022, 33 new cases were filed and 12 cases were resolved by voluntary dismissal or settlement. During the nine months ended September 30, 2022, 72 cases were filed and 19 cases were resolved by voluntary dismissal or settlement. The values of the settlements in the quarter and year-to-date period presented were not material, either individually or in the aggregate, to the Company’s results of operations in either such period.

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

Net sales by segment were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net sales
Oral, Personal and Home Care
North America	$958	$931	$2,850	$2,765
Latin America	997	931	2,970	2,745
Europe	632	718	1,925	2,144
Asia Pacific	709	731	2,131	2,142
Africa/Eurasia	287	258	809	796
Total Oral, Personal and Home Care	3,583	3,569	10,685	10,592
Pet Nutrition	872	845	2,653	2,426
Total Net sales	$4,455	$4,414	$13,338	$13,018
Approximately 70% of the Company’s Net sales are generated from markets outside the U.S., with approximately 45% of the Company’s Net sales coming from emerging markets (which consist of Latin America, Asia (excluding Japan), Africa/Eurasia and Central Europe).

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

The Company’s Net sales of Oral, Personal and Home Care and Pet Nutrition products accounted for the following percentages of the Company’s Net sales:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net sales
Oral Care	44%	44%	44%	44%
Personal Care	19%	20%	19%	20%
Home Care	17%	18%	17%	17%
Pet Nutrition	20%	18%	20%	19%
Total Net sales	100%	100%	100%	100%
Operating profit by segment was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Operating profit
Oral, Personal and Home Care
North America	$198	$183	$557	$585
Latin America	289	248	818	774
Europe	127	178	410	524
Asia Pacific	185	215	556	639
Africa/Eurasia	66	44	160	153
Total Oral, Personal and Home Care	865	868	2,501	2,675
Pet Nutrition	201	233	617	661
Corporate	(119)	(134)	(427)	(369)
Total Operating profit	$947	$967	$2,691	$2,967
Corporate Operating profit (loss) for the three and nine months ended September 30, 2022 included charges resulting from the 2022 Global Productivity Initiative of $3 and $79, respectively, a gain on the sale of land in Asia Pacific of $47 in both periods and acquisition-related costs of $17 in both periods. Corporate Operating profit (loss) for the nine months ended September 30, 2021 included a benefit related to a value-added tax matter in Brazil of $26.

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

The following table summarizes the fair value of the Company’s derivative instruments and other financial instruments which are carried at fair value in the Company’s Condensed Consolidated Balance Sheets at September 30, 2022 and December 31, 2021:

	Assets			Liabilities
	Account	Fair Value		Account	Fair Value
Designated derivative instruments		September 30, 2022	December 31, 2021		September 30, 2022	December 31, 2021
Interest rate swap contracts	Other current assets	$—	$5	Other accruals	$1	$—
Forward-starting interest rate swaps	Other current assets	—	—	Other accruals	—	—
Forward-starting interest rate swaps	Other assets	—	20	Other liabilities	—	21
Foreign currency contracts	Other current assets	64	22	Other accruals	14	6
Commodity contracts	Other current assets	—	2	Other accruals	—	—
Total designated		$64	$49		$15	$27

Other financial instruments
Marketable securities	Other current assets	$208	$34
Total other financial instruments		$208	$34

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

The carrying amount of cash, cash equivalents, marketable securities, accounts receivable and short-term debt approximated fair value as of September 30, 2022 and December 31, 2021. The estimated fair value of the Company’s long-term debt, including the current portion, as of September 30, 2022 and December 31, 2021, was $7,615 and $7,651, respectively, and the related carrying value was $8,232 and $7,206, respectively. In August 2022, the Company issued $500 of three-year Senior Notes at a fixed coupon rate of 3.100%, $500 of five-year Senior Notes at a fixed coupon rate of 3.100% and $500 of ten-year Senior Notes at a fixed coupon rate of 3.250%. The estimated fair value of long-term debt was derived principally from quoted prices on the Company’s outstanding fixed-term notes (Level 2 valuation).

The following amounts were recorded on the Condensed Consolidated Balance Sheet related to the cumulative basis adjustment for fair value hedges as of:

	September 30, 2022	December 31, 2021
Long-term debt:
Carrying amount of hedged item	$399	$405
Cumulative hedging adjustment included in the carrying amount	—	5
The following tables present the notional values as of:

	September 30, 2022
	Foreign Currency Contracts	Foreign Currency Debt	Interest Rate Swaps	Forward-Starting Interest Rate Swaps	Commodity Contracts	Total
Fair Value Hedges	$596	$—	$400	$—	$—	$996
Cash Flow Hedges	792	—	—	—	28	820
Net Investment Hedges	444	3,838	—	—	—	4,282

	December 31, 2021
	Foreign Currency Contracts	Foreign Currency Debt	Interest Rate Swaps	Forward-Starting Interest Rate Swaps	Commodity Contracts	Total
Fair Value Hedges	$566	$—	$400	$—	$—	$966
Cash Flow Hedges	873	—	—	700	24	1,597
Net Investment Hedges	173	4,600	—	—	—	4,773

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

The following tables present the location and amount of gains (losses) recognized on the Company’s Condensed Consolidated Statements of Income:

	Three Months Ended September 30,
	2022			2021
	Cost of sales	Selling, general and administrative expenses	Interest (income) expense, net	Cost of sales	Selling, general and administrative expenses	Interest (income) expense, net
Interest rate swaps designated as fair value hedges:
Derivative instrument	$—	$—	$(12)	$—	$—	$2
Hedged items	—	—	12	—	—	(2)
Foreign currency contracts designated as fair value hedges:
Derivative instrument	—	17	—	—	1	—
Hedged items	—	(17)	—	—	(1)	—
Foreign currency contracts designated as cash flow hedges:
Amount reclassified from OCI	4	—	—	(2)	—	—
Commodity contracts designated as cash flow hedges:
Amount reclassified from OCI	—	—	—	—	—	—
Total gain (loss) on hedges recognized in income	$4	$—	$—	$(2)	$—	$—

	Nine Months Ended September 30,
	2022			2021
	Cost of sales	Selling, general and administrative expenses	Interest (income) expense, net	Cost of sales	Selling, general and administrative expenses	Interest (income) expense, net
Interest rate swaps designated as fair value hedges:
Derivative instrument	$—	$—	$(6)	$—	$—	$6
Hedged items	—	—	6	—	—	(6)
Foreign currency contracts designated as fair value hedges:
Derivative instrument	—	31	—	—	(4)	—
Hedged items	—	(31)	—	—	4	—
Foreign currency contracts designated as cash flow hedges:
Amount reclassified from OCI	9	—	—	(14)	—	—
Commodity contracts designated as cash flow hedges:
Amount reclassified from OCI	6	—	—	5	—	—
Total gain (loss) on hedges recognized in income	$15	$—	$—	$(9)	$—	$—

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

The following table presents the location and amount of unrealized gains (losses) included in OCI:

	Three Months Ended
	September 30,
	2022	2021
Foreign currency contracts designated as cash flow hedges:
Gain (loss) recognized in OCI	$11	$8
Forward-starting interest rate swaps designated as cash flow hedges:
Gain (loss) recognized in OCI	(39)	12
Commodity contracts designated as cash flow hedges:
Gain (loss) recognized in OCI	—	(2)
Foreign currency contracts designated as net investment hedges:
Gain (loss) on instruments	12	19
Gain (loss) on hedged items	(12)	(19)
Foreign currency debt designated as net investment hedges:
Gain (loss) on instruments	276	112
Gain (loss) on hedged items	(276)	(112)
Total unrealized gain (loss) on hedges recognized in OCI	$(28)	$18

	Nine Months Ended
	September 30,
	2022	2021
Foreign currency contracts designated as cash flow hedges:
Gain (loss) recognized in OCI	$24	$12
Forward-starting interest rate swaps designated as cash flow hedges:
Gain (loss) recognized in OCI	85	10
Commodity contracts designated as cash flow hedges:
Gain (loss) recognized in OCI	4	—
Foreign currency contracts designated as net investment hedges:
Gain (loss) on instruments	15	23
Gain (loss) on hedged items	(15)	(23)
Foreign currency debt designated as net investment hedges:
Gain (loss) on instruments	636	261
Gain (loss) on hedged items	(636)	(261)
Total unrealized gain (loss) on hedges recognized in OCI	$113	$22

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

During the COVID-19 pandemic, many of the communities in which we manufacture, market and sell our products experienced and certain geographies, notably China, continue to experience “stay at home” orders, travel or movement restrictions and other government actions to address the pandemic. While the impact of COVID-19 on our business has largely abated at this time, uncertainties continue, particularly in China where we have substantial manufacturing facilities and business, and in the travel retail channel where we have experienced and continue to experience disruptions. We have also experienced certain disruptions to our global supply chain due to COVID-19, which have impacted and may continue to impact sales of and consumer access to our products. We have also witnessed changes in the purchasing patterns of our customers, including the nature and/or frequency of visits by consumers to retailers and dental, veterinary and skin health professionals and a shift in many markets to purchasing our products online. COVID-19 may continue to impact consumers’ behavior, shopping patterns and consumption preferences.

While we currently expect to be able to continue operating our business as described above, uncertainty resulting from COVID-19 could result in an unforeseen additional disruption to our business, including our global supply chain and retailer network, and/or require us to incur additional operational costs.

Due primarily to the impact of the COVID-19 pandemic on the Filorga skin health business, in the fourth quarter of 2021, the Company recorded an impairment charge to adjust the carrying values of the indefinite-lived trademark and goodwill of its Filorga reporting unit to their respective fair values. As of the date of the annual goodwill and indefinite-lived impairment test, the fair value of the Filorga indefinite-lived trademark continues to approximate its carrying value while the fair value of the Filorga reporting unit exceeds its carrying value by less than 20%.

We continue to believe in the strength of the Filorga brand and remain confident about its long-term growth opportunities. Given the inherent uncertainties of estimating the future impacts of the COVID-19 pandemic, interest rates and inflation on macroeconomic conditions in general, and on the Filorga business in particular, actual results may differ from management's current estimates which could potentially result in additional impairment charges in future periods.

For more information about the anticipated COVID-19 impact, see “Outlook” below.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

The War in Ukraine

The war in Ukraine, which began in February 2022, and the related geopolitical tensions, have had and continue to have a significant impact on our operations in Ukraine and Russia, though it has not been material to our Condensed Consolidated Financial Statements. The safety of our employees and partners in Ukraine has been and remains our first priority. While our ability to do business in Ukraine has been significantly impacted, we remain committed to rebuilding our business there and to providing access to essential products to people in the region. We have suspended the importation and sales of all products in Russia other than essential health and hygiene products for everyday use and ceased all capital investments and media activities in Russia. While these actions have impacted our Eurasia business, they have not had a material impact on our consolidated results of operations, cash flow or financial condition. During the year ended December 31, 2021 and the nine months ended September 30, 2022, our Eurasia business constituted approximately 2% of our consolidated business (the majority of which was Russia). We also continue to monitor the impact of sanctions and export controls imposed in response to the war in Ukraine. The situation is rapidly evolving and significant uncertainties remain regarding the full impact of the war and the related impact on the global economy and geopolitical relations generally, and on our business in particular. We have seen and expect to continue to see the war’s impact on the global economy and our business including, among other things, the cost of raw and packaging materials and commodities (including the price of oil and natural gas), supply chain and logistics challenges and foreign currency volatility. For more information about factors that could impact our business, including due to the war in Ukraine, see “Risk Factors” in Part II, Item 1A of our Quarterly Report for the quarter ended March 31, 2022 and Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Business Strategy

To achieve our business and financial objectives, we are focused on driving organic sales growth and long-term profitable growth through science-led innovation on our core businesses; leveraging faster growth in adjacent categories; expanding in high-growth channels and markets and delivering margin expansion through operating leverage and efficiency. We are also seeking to maximize the impact of our environmental, social and governance programs and leading in the development of human capital, including our sustainability and social impact and DE&I strategies, which we are working to integrate across our organization. We are strengthening our capabilities in areas such as innovation, digital, eCommerce and data and analytics, enabling us to be more responsive in today’s rapidly changing world. In particular, we believe our digital transformation is of paramount importance to our success going forward. We continue to invest behind our brands, including through advertising, and to develop initiatives to build strong relationships with consumers, dental, veterinary and skin health professionals and traditional and eCommerce retailers. We also continue to broaden our eCommerce offerings, including direct-to-consumer and subscription services. We continue to believe that growth opportunities are greater in those areas of the world in which economic development and rising consumer incomes expand the size and number of markets for our products.

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

Significant Items Impacting Comparability

On September 30, 2022, the Company acquired a business, which operates three dry pet food manufacturing plants in the United States, from Red Collar Pet Foods Holdings, Inc. and Red Collar Pet Foods Holdings, L.P. (collectively, “Red Collar Pet Foods”) for $727 in order to further support the global growth of the Hill’s Pet Nutrition business. See Note 4, Acquisitions to the Consolidated Financial Statements for additional information.

In July 2022, one of the Company’s subsidiaries in Asia Pacific completed the sale of land and recognized a pretax gain of $47 ($15 aftertax attributable to the Company).

On January 27, 2022, the Company’s Board of Directors (the “Board”) approved a targeted productivity program (the “2022 Global Productivity Initiative”). The program is intended to reallocate resources towards the Company’s strategic priorities and faster growth businesses, drive efficiencies in the Company’s operations and streamline the Company’s supply chain to reduce structural costs. Implementation of the 2022 Global Productivity Initiative, which is now expected to be substantially completed by mid-year 2024, is still estimated to result in cumulative pretax charges, once all phases are approved and implemented, in the range of $200 to $240 ($170 to $200 aftertax), which is currently estimated to be comprised of the following: employee-related costs, including severance, pension and other termination benefits (75%); asset-related costs, primarily accelerated depreciation and asset write-downs (15%); and other charges (10%), which include contract termination costs, consisting primarily of implementation-related charges resulting directly from exit activities and the implementation of new strategies. It is estimated that 80% to 90% of the charges will result in cash expenditures. Annualized pretax savings are projected to be in the range of $90 to $110 ($70 to $85 aftertax), once all projects are approved and implemented. For more information regarding the 2022 Global Productivity Initiative, see “Restructuring and Related Implementation Charges” below.

In the three and nine months ended September 30, 2022, the Company incurred pretax costs of $2 (aftertax costs of $2) and $92 (aftertax costs of $72), respectively, resulting from the 2022 Global Productivity Initiative.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

In 2019, the Company received a favorable judgment regarding certain value-added taxes previously paid in Brazil. As a result of this favorable judgment, during the fourth quarter of 2019, the Company filed an application with the Brazilian government to recover value-added tax previously paid and recorded a benefit. In May 2021, the Brazilian Supreme Court issued a clarifying ruling allowing a higher deduction of state value-added tax when determining the taxable base. In light of this ruling, the Company recorded an additional benefit of $26 pretax ($20 aftertax) in the nine months ended September 30, 2021.

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

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Outlook

Looking forward, we expect global macroeconomic, political and market conditions to remain challenging, including as a result of inflation and rising interest rates. During the nine months ended September 30, 2022, all of our divisions experienced significantly higher raw and packaging material costs. We also incurred increased logistics costs due to volume and capacity constraints in the shipping and logistics industry, higher eCommerce demand and the impact of COVID-19 and the war in Ukraine. We expect this difficult cost environment to continue throughout 2022. We are taking additional pricing to try to offset these increases in raw and packaging materials and logistics costs. This may, in turn, negatively impact consumer demand for our products. Additionally, inflation is impacting the broader economy with consumers around the world facing widespread rising prices as well as rising interest rates resulting from measures to address inflation. Such inflation and rising interest rates may negatively impact consumer consumption or discretionary spending and/or change their purchasing patterns by foregoing purchasing certain of our products or by switching to “private label” or lower-priced brands or to our lower-priced product offerings. Although we continue to devote significant resources to support our brands and market our products at multiple price points, these changes could reduce demand for and sales volumes of our products or result in a shift in our product mix from higher margin to lower margin product offerings. In light of this challenging environment, we expect increased volatility across all of our categories and it is therefore difficult to predict category growth rates in the near term.

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

We have been negatively affected by changes in the policies and practices of our trade customers in key markets, such as inventory destocking, fulfillment requirements, limitations on access to shelf space, delisting of our products and certain environmental, sustainability, supply chain and packaging standards or initiatives. In addition, the retail landscape in many of our markets continues to evolve as a result of the rapid growth of eCommerce, changing consumer preferences (as consumers increasingly shop online and via mobile and social applications) and the increased presence of alternative retail channels, such as subscription services and direct-to-consumer businesses. These trends have been magnified due to COVID-19 in many of our geographies. We plan to continue to invest behind our digital and analytics capabilities and higher growth businesses. The rapid growth in eCommerce and the emergence of alternative retail channels have created and may continue to create pricing pressures and/or adversely affect our relationships with our key retailers.

We continue to closely monitor the impact of the war in Ukraine, COVID-19 and the challenging market conditions discussed above on our business and the related uncertainties and risks. While we have taken, and will continue to take, measures to mitigate the effects of these conditions, we cannot estimate with certainty the full extent of their impact on our business, results of operations, cash flows and/or financial condition. For more information about factors that could impact our business, including due to the war in Ukraine and COVID-19, see “Risk Factors” in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021.

We believe that we are well prepared to meet the challenges ahead due to our strong financial condition, broad-based experience operating in challenging environments, resilient global supply chain and focused business strategy. Our strategy is based on driving organic sales growth and long-term profitable growth through science-led innovation within our core businesses, leveraging faster growth in adjacent categories, expanding in high-growth channels and markets and delivering margin expansion through operating leverage and efficiency. We are also seeking to maximize the impact of our environmental, social and governance programs and leading in the development of human capital, including our sustainability and social impact and DE&I strategies. Our commitment to these priorities, the strength of our brands, the breadth of our global footprint and a commitment to driving efficiency in cash generation should position us well to manage through the challenges we face and increase shareholder value over time.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Results of Operations

Three Months

Worldwide Net sales were $4,455 in the third quarter of 2022, up 1.0% from the third quarter of 2021, due to net selling price increases of 11.5%, partially offset by volume declines of 4.5% and negative foreign exchange of 6.0%. Organic sales (Net sales excluding the impact of foreign exchange, acquisitions and divestments), a non-GAAP financial measure, increased 7.0% in the third quarter of 2022. A reconciliation of net sales growth to organic sales growth is provided under “Non-GAAP Financial Measures” below.

Net sales in the Oral, Personal and Home Care product segment were $3,583 in the third quarter of 2022, up 0.5% from the third quarter of 2021, due to net selling price increases of 12.0%, partially offset by volume declines of 5.0% and negative foreign exchange of 6.5%. Organic sales in the Oral, Personal and Home Care product segment increased 7.0% in the third quarter of 2022.

The Company’s share of the global toothpaste market was 39.7% on a year-to-date basis, up 0.3 share points from the year ago period, and its share of the global manual toothbrush market was 31.6% on a year-to-date basis, up 0.6 share points from the year ago period. Year-to-date market shares in toothpaste were up in North America and Europe and down in Latin America, Asia Pacific and Africa/Eurasia versus the comparable 2021 period. In the manual toothbrush category, year-to-date market shares were up in North America, down in Latin America and Africa/Eurasia and flat in Europe and Asia Pacific versus the comparable 2021 period. For additional information regarding market shares, see “Market Share Information” below.

Net sales in the Hill’s Pet Nutrition segment were $872 in the third quarter of 2022, up 3.0% from the third quarter of 2021, due to net selling price increases of 11.0%, partially offset by volume declines of 3.5% and negative foreign exchange of 4.5%. Organic sales in the Hill’s Pet Nutrition segment increased 7.5% in the third quarter of 2022.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Gross Profit/Margin

Worldwide Gross profit decreased to $2,548 in the third quarter of 2022 from $2,623 in the third quarter of 2021, reflecting a decrease of $98 resulting from lower Gross profit margin and an increase of $23 resulting from higher Net sales.

Worldwide Gross profit margin decreased to 57.2% in the third quarter of 2022 from 59.4% in the third quarter of 2021. This decrease in Gross profit margin was due to significantly higher raw and packaging material costs (920 bps), partially offset by higher pricing (440 bps) and cost savings from the Company’s funding-the-growth initiatives (260 bps).

	Three Months Ended September 30,
	2022	2021
Gross profit	$2,548	$2,623

	Three Months Ended September 30,
	2022	2021	Basis Point Change
Gross profit margin	57.2%	59.4%	(220)

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1,634 in the third quarter of 2022 compared to $1,636 in the third quarter of 2021. Selling, general and administrative expenses in the third quarter of 2022 included charges resulting from the 2022 Global Productivity Initiative. Excluding charges resulting from the 2022 Global Productivity Initiative in the third quarter of 2022, Selling, general and administrative expenses were $1,633 in the third quarter of 2022 compared to $1,636 in the third quarter of 2021.

Selling, general and administrative expenses as a percentage of Net sales decreased to 36.7% in the third quarter of 2022 from 37.1% in the third quarter of 2021. This decrease was driven by decreased advertising investment (50 bps), partially offset by higher overhead expenses (10 bps). Higher overhead expenses were driven by higher logistics costs (30 bps), partially offset by overhead efficiencies (20 bps). In the third quarter of 2022, advertising investment decreased as a percentage of Net sales to 10.9% from 11.4% in the third quarter of 2021, or 3.3% in absolute terms to $486 as compared with $503 in the third quarter of 2021.

	Three Months Ended September 30,
	2022	2021
Selling, general and administrative expenses, GAAP	$1,634	$1,636
2022 Global Productivity Initiative	(1)	—
Selling, general and administrative expenses, non-GAAP	$1,633	$1,636

	Three Months Ended September 30,
	2022	2021	Basis Point Change
Selling, general and administrative expenses as a percentage of Net sales	36.7%	37.1%	(40)
Other (Income) Expense, Net
Other (income) expense, net was $(33) and $20 in the third quarter of 2022 and 2021, respectively. Other (income) expense, net in the third quarter of 2022 included charges resulting from the 2022 Global Productivity Initiative, a gain on the sale of land in Asia Pacific and acquisition-related costs. Excluding these items, Other (income) expense, net was $(5) and $20 in the third quarter of 2022 and 2021, respectively.

	Three Months Ended September 30,
	2022	2021
Other (income) expense, net, GAAP	$(33)	$20
2022 Global Productivity Initiative	(2)	—
Gain on the sale of land in Asia Pacific	47	—
Acquisition-related costs	(17)	—
Other (income) expense, net, non-GAAP	$(5)	$20

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Operating Profit

Operating profit decreased 2% to $947 in the third quarter of 2022 from $967 in the third quarter of 2021. Operating profit in the third quarter of 2022 included charges resulting from the 2022 Global Productivity Initiative, a gain on the sale of land in Asia Pacific and acquisition-related costs. Excluding these items, Operating profit decreased 5% to $920 in the third quarter of 2022 from $967 in the third quarter of 2021.

Operating profit margin was 21.3% in the third quarter of 2022, a decrease of 60 bps compared to 21.9% in the third quarter of 2021. Excluding the items described above, Operating profit margin was 20.7% in the third quarter of 2022, a decrease of 120 bps compared to 21.9% in the third quarter of 2021. This decrease in Operating profit margin was due to a decrease in Gross profit (220 bps), partially offset by a decrease in Selling, general and administrative expenses (40 bps) and a decrease in Other (income) expense, net (60 bps), all as a percentage of Net sales.

	Three Months Ended September 30,
	2022	2021	% Change
Operating profit, GAAP	$947	$967	(2)%
2022 Global Productivity Initiative	3	—
Gain on the sale of land in Asia Pacific	(47)	—
Acquisition-related costs	17	—
Operating profit, non-GAAP	$920	$967	(5)%

	Three Months Ended September 30,
	2022	2021	Basis Point Change
Operating profit margin, GAAP	21.3%	21.9%	(60)
2022 Global Productivity Initiative	0.1%	—%
Gain on the sale of land in Asia Pacific	(1.1)%	—%
Acquisition-related costs	0.4%	—%
Operating profit margin, non-GAAP	20.7%	21.9%	(120)
Non-Service Related Postretirement Costs

Non-service related postretirement costs were $15 in the third quarter of 2022 as compared to $16 in the third quarter of 2021. Non-service related postretirement costs in the third quarter of 2022 included an adjustment related to the 2022 Global Productivity Initiative. Excluding this adjustment, Non-service related postretirement costs were $16 in the third quarter of 2022 and 2021.

	Three Months Ended September 30,
	2022	2021
Non-service related postretirement costs, GAAP	$15	$16
2022 Global Productivity Initiative	1	—
Non-service related postretirement costs, non-GAAP	$16	$16

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Interest (Income) Expense, Net

Interest (income) expense, net was $40 in the third quarter of 2022 as compared to $98 in the third quarter of 2021. The decrease in Interest (income) expense, net in the third quarter of 2022 as compared to the third quarter of 2021 was primarily due to the loss on the early extinguishment of debt during the third quarter of 2021 of $75. Excluding the loss on the early extinguishment of debt, Interest (income) expense, net was $40 in the third quarter of 2022 as compared to $23 in the third quarter of 2021, primarily due to higher interest rates.

	Three Months Ended September 30,
	2022	2021
Interest (income) expense, net, GAAP	$40	$98
Loss on early extinguishment of debt	—	(75)
Interest (income) expense, net, non-GAAP	$40	$23

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Net Income Attributable to Colgate-Palmolive Company and Earnings Per Share

Net income attributable to Colgate-Palmolive Company in the third quarter of 2022 decreased to $618 from $634 in the third quarter of 2021, and Earnings per common share on a diluted basis decreased to $0.74 per share in the third quarter of 2022 from $0.75 in the third quarter of 2021. Net Income attributable to Colgate-Palmolive Company in the third quarter of 2022 included charges resulting from the 2022 Global Productivity Initiative, a gain on the sale of land in Asia Pacific and acquisition-related costs, and Net income attributable to Colgate-Palmolive Company in the third quarter of 2021 included a loss on the early extinguishment of debt.

Excluding the items described above in both periods as applicable, Net income attributable to Colgate-Palmolive Company in the third quarter of 2022 decreased 10% to $620 from $689 in the third quarter of 2021, and Earnings per common share on a diluted basis decreased 9% to $0.74 in the third quarter of 2022 from $0.81 in the third quarter of 2021.

	Three Months Ended September 30, 2022
	Income Before Income Taxes	Provision For Income Taxes(1)	Net Income Including Noncontrolling Interests	Less: Income Attributable to Noncontrolling Interests	Net Income Attributable To Colgate-Palmolive Company	Diluted Earnings Per Share(2)
As Reported GAAP	$892	$210	$682	$64	$618	$0.74
2022 Global Productivity Initiative	2	—	2	—	2	—
Gain on the sale of land in Asia Pacific	(47)	(11)	(36)	(21)	(15)	(0.02)
Acquisition-related costs	17	2	15	—	15	0.02
Non-GAAP	$864	$201	$663	$43	$620	$0.74

	Three Months Ended September 30, 2021
	Income Before Income Taxes	Provision For Income Taxes(1)	Net Income Including Noncontrolling Interests	Net Income Attributable To Colgate-Palmolive Company	Diluted Earnings Per Share(2)
As Reported GAAP	$853	$172	$681	$634	$0.75
Loss on early extinguishment of debt	75	20	55	55	0.06
Non-GAAP	$928	$192	$736	$689	$0.81
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
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Net Sales and Operating Profit by Segment

Oral, Personal and Home Care

North America

	Three Months Ended September 30,
	2022	2021	Change
Net sales	$958	$931	3.0%
Operating profit	$198	$183	8%
% of Net sales	20.7%	19.7%	100	bps
Net sales in North America increased 3.0% in the third quarter of 2022 to $958, driven by net selling price increases of 9.0%, partially offset by volume declines of 5.5% and negative foreign exchange of 0.5%. Organic sales in North America increased 3.5% in the third quarter of 2022. Organic sales growth was led by the United States.

The increase in organic sales in North America in the third quarter of 2022 versus the third quarter of 2021 was due to increases in Oral Care, Personal Care and Home Care organic sales. The increase in Oral Care was primarily due to organic sales growth in the toothpaste category. The increase in Personal Care was primarily due to organic sales growth in the liquid hand soap and bar soap categories, partially offset by organic sales declines in the skin health category. The increase in Home Care was primarily due to organic sales growth in the hand dish category.

Operating profit in North America increased 8% in the third quarter of 2022 to $198, or 100 bps to 20.7% as a percentage of Net sales. This increase in Operating profit as a percentage of Net sales was primarily due to an increase in Gross profit (10 bps) and a decrease in Selling, general and administrative expenses (130 bps), both as a percentage of Net sales. This increase in Gross profit was primarily due to higher pricing and cost savings from the Company’s funding-the-growth initiatives (280 bps), partially offset by significantly higher raw and packaging material costs (680 bps). This decrease in Selling, general and administrative expenses was primarily due to lower overhead expenses (110 bps).

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Latin America

	Three Months Ended September 30,
	2022	2021	Change
Net sales	$997	$931	7.0%
Operating profit	$289	$248	17%
% of Net sales	29.0%	26.6%	240	bps
Net sales in Latin America increased 7.0% in the third quarter of 2022 to $997, driven by net selling price increases of 20.0%, partially offset by volume declines of 8.5% and negative foreign exchange of 4.5%. Organic sales in Latin America increased 11.5% in the third quarter of 2022. Organic sales growth was led by Brazil, Mexico, Argentina and Colombia.

The increase in organic sales in Latin America in the third quarter of 2022 versus the third quarter of 2021 was primarily due to increases in Oral Care and Personal Care organic sales. The increase in Oral Care was primarily due to organic sales growth in the toothpaste and manual toothbrush categories. The increase in Personal Care was primarily due to organic sales growth in the bar soap, underarm protection and hair care categories.

Operating profit in Latin America increased 17% in the third quarter of 2022 to $289, or 240 bps to 29.0% as a percentage of Net sales. This increase in Operating profit as a percentage of Net sales was due to a decrease in Selling, general and administrative expenses (70 bps) and a decrease in Other (income) expense, net (180 bps), partially offset by a decrease in Gross profit (10 bps), all as a percentage of Net sales. This decrease in Gross profit was primarily due to significantly higher raw and packaging material costs (1,110 bps), partially offset by higher pricing and cost savings from the Company’s funding-the-growth initiatives (350 bps). This decrease in Selling, general and administrative expenses was due to lower overhead expenses (70 bps). This decrease in Other (income) expense, net was primarily due to a value added tax refund in the third quarter of 2022.

Europe

	Three Months Ended September 30,
	2022	2021	Change
Net sales	$632	$718	(12.0)%
Operating profit	$127	$178	(29)%
% of Net sales	20.1%	24.8%	(470)	bps
Net sales in Europe decreased 12.0% in the third quarter of 2022 to $632, driven by volume declines of 2.5% and negative foreign exchange of 14.5%, partially offset by net selling price increases of 5.0%. Organic sales in Europe increased 2.5% in the third quarter of 2022. Organic sales growth was led by the United Kingdom, Poland and France, partially offset by organic sales declines in the Filorga business.

The increase in organic sales in Europe in the third quarter of 2022 versus the third quarter of 2021 was primarily due to an increase in Oral Care organic sales, partially offset by a decrease in Personal Care organic sales. The increase in Oral Care was primarily due to organic sales growth in the toothpaste and manual toothbrush categories. The decrease in Personal Care was primarily due to organic sales declines in the skin health and liquid hand soap categories, partially offset by organic sales growth in the body wash category.

Operating profit in Europe decreased 29% in the third quarter of 2022 to $127, or 470 bps to 20.1% as a percentage of Net sales. This decrease in Operating profit as a percentage of Net sales was primarily due to a decrease in Gross profit (530 bps), partially offset by a decrease in Selling, general and administrative expenses (90 bps), both as a percentage of Net sales. This decrease in Gross profit was primarily due to significantly higher raw and packaging material costs (980 bps), partially offset by cost savings from the Company’s funding-the-growth initiatives (240 bps) and higher pricing. This decrease in Selling, general and administrative expenses was due to decreased advertising investment (60 bps) and lower overhead expenses (30 bps), as overhead efficiencies (150 bps) more than offset higher logistics costs (120 bps).

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Asia Pacific

	Three Months Ended September 30,
	2022	2021	Change
Net sales	$709	$731	(3.0)%
Operating profit	$185	$215	(14)%
% of Net sales	26.1%	29.4%	(330)	bps
Net sales in Asia Pacific decreased 3.0% in the third quarter of 2022 to $709, driven by volume declines of 1.0% and negative foreign exchange of 8.0%, partially offset by net selling price increases of 6.0%. Organic sales in Asia Pacific increased 5.0% in the third quarter of 2022. Organic sales growth was led by the Greater China region, Australia and the Philippines.

The increase in organic sales in Asia Pacific in the third quarter of 2022 versus the third quarter of 2021 was primarily due to an increase in Oral Care organic sales. The increase in Oral Care was primarily due to organic sales growth in the toothpaste and manual toothbrush categories.

Operating profit in Asia Pacific decreased 14% in the third quarter of 2022 to $185, or 330 bps to 26.1% as a percentage of Net sales. This decrease in Operating profit as a percentage of Net sales was primarily due to a decrease in Gross profit (310 bps) and an increase in Selling, general and administrative expenses (50 bps), both as a percentage of Net sales. This decrease in Gross profit was primarily due to significantly higher raw and packaging material costs (950 bps), partially offset by cost savings from the Company’s funding-the-growth initiatives (360 bps) and higher pricing. This increase in Selling, general and administrative expenses was due to increased advertising investment (50 bps).

Africa/Eurasia

	Three Months Ended September 30,
	2022	2021	Change
Net sales	$287	$258	11.0%
Operating profit	$66	$44	50%
% of Net sales	23.0%	17.1%	590	bps
Net sales in Africa/Eurasia increased 11.0% in the third quarter of 2022 to $287, driven by net selling price increases of 26.5%, partially offset by volume declines of 6.5% and negative foreign exchange of 9.0%. Organic sales in Africa/Eurasia increased 20.0% in the third quarter of 2022. Organic sales growth was led by Turkiye and South Africa.

The increase in organic sales in Africa/Eurasia in the third quarter of 2022 versus the third quarter of 2021 was primarily due to increases in Oral Care and Personal Care organic sales. The increase in Oral Care was primarily due to organic sales growth in the toothpaste and manual toothbrush categories. The increase in Personal Care was primarily due to organic sales growth in the bar soap category.

Operating profit in Africa/Eurasia increased 50% in the third quarter of 2022 to $66, or 590 bps to 23.0% as a percentage of Net sales. This increase in Operating profit as a percentage of Net sales was primarily due to an increase in Gross profit (380 bps) and a decrease in Selling, general and administrative expenses (190 bps), both as a percentage of Net sales. This increase in Gross profit was due to higher pricing and cost savings from the Company’s funding-the-growth initiatives (280 bps), partially offset by significantly higher raw and packaging material costs (920 bps). This decrease in Selling, general and administrative was due to lower overhead expenses (150 bps) and decreased advertising investment (40 bps).

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

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Hill’s Pet Nutrition

	Three Months Ended September 30,
	2022	2021	Change
Net sales	$872	$845	3.0%
Operating profit	$201	$233	(14)%
% of Net sales	23.1%	27.6%	(450)	bps
Net sales for Hill’s Pet Nutrition increased 3.0% in the third quarter of 2022 to $872, driven by net selling price increases of 11.0%, partially offset by volume declines of 3.5% and negative foreign exchange of 4.5%. Organic sales in Hill’s Pet Nutrition increased 7.5% in the third quarter of 2022. Organic sales growth was led by the United States and Europe.

The increase in organic sales in the third quarter of 2022 was primarily due to organic sales growth in the wellness and therapeutic categories.

Operating profit in Hill’s Pet Nutrition decreased 14% in the third quarter of 2022 to $201, or 450 bps to 23.1% as a percentage of Net sales. This decrease in Operating profit as a percentage of Net sales was primarily due to a decrease in Gross profit (540 bps), partially offset by a decrease in Selling, general and administrative expenses (100 bps), both as a percentage of Net sales. This decrease in Gross profit was primarily due to significantly higher raw and packaging material costs (890 bps), partially offset by higher pricing and cost savings from the Company’s funding-the-growth initiatives (80 bps). This decrease in Selling, general and administrative expenses was due to decreased advertising investment (170 bps), partially offset by higher overhead expenses (70 bps), as higher logistics costs (110 bps) more than offset overhead efficiencies (40 bps).

Corporate

	Three Months Ended September 30,
	2022	2021	Change
Operating profit (loss)	$(119)	$(134)	(11)%
Operating profit (loss) related to Corporate was $(119) in the third quarter of 2022 as compared to $(134) in the third quarter of 2021. In the third quarter of 2022, Corporate Operating profit (loss) included charges of $3 resulting from the 2022 Global Productivity Initiative, a gain on the sale of land in Asia Pacific of $47 and acquisition-related costs of $17.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Nine Months

Worldwide Net sales were $13,338 in the first nine months of 2022, up 2.5% as compared to the first nine months of 2021 due to net selling price increases of 8.5%, partially offset by volume declines of 2.0% and negative foreign exchange of 4.0%. Organic sales increased 6.5% in the first nine months of 2022.

Net sales in the Oral, Personal and Home Care product segment were $10,685 in the first nine months of 2022, an increase of 1.0% as compared to the first nine months of 2021 due to net selling price increases of 7.5%, partially offset by volume declines of 2.5% and negative foreign exchange of 4.0%. Organic sales in the Oral, Personal and Home Care product segment increased 5.0% in the first nine months of 2022.

The increase in organic sales in the first nine months of 2022 versus the first nine months of 2021 was due to increases in Oral Care, Personal Care and Home Care organic sales. The increase in Oral Care was primarily due to organic sales growth in the toothpaste and manual toothbrush categories. The increase in Personal Care was primarily due to organic sales growth in the bar soap and underarm protection categories, partially offset by organic sales declines in the skin health category. The increase in Home Care was primarily due to organic sales growth in the fabric softener and surface cleaners categories.

Net sales in the Hill’s Pet Nutrition segment were $2,653 in the first nine months of 2022, an increase of 9.5% from the first nine months of 2021 due to volume growth of 2.0% and net selling price increases of 11.0%, partially offset by negative foreign exchange of 3.5%. Organic sales in the Hill’s Pet Nutrition segment increased 13.0% in the first nine months of 2022.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Net Sales and Operating Profit by Segment

Net sales and Operating profit by segment were as follows:

	Nine Months Ended September 30,
	2022	2021
Net sales
Oral, Personal and Home Care
North America	$2,850	$2,765
Latin America	2,970	2,745
Europe	1,925	2,144
Asia Pacific	2,131	2,142
Africa/Eurasia	809	796
Total Oral, Personal and Home Care	10,685	10,592
Pet Nutrition	2,653	2,426
Total Net sales	$13,338	$13,018

Operating profit
Oral, Personal and Home Care
North America	$557	$585
Latin America	818	774
Europe	410	524
Asia Pacific	556	639
Africa/Eurasia	160	153
Total Oral, Personal and Home Care	2,501	2,675
Pet Nutrition	617	661
Corporate	(427)	(369)
Total Operating profit	$2,691	$2,967

Within the Oral, Personal and Home Care product segment, North America Net sales increased 3.0% driven by net selling price increases of 4.0%, partially offset by volume declines of 0.5% and negative foreign exchange of 0.5%. Organic sales in North America increased 3.5%. Latin America Net sales increased 8.0% driven by net selling price increases of 14.0%, partially offset by volume declines of 4.0% and negative foreign exchange of 2.0%. Organic sales in Latin America increased 10.0%. Europe Net sales decreased 10.5% driven by volume declines of 3.5% and negative foreign exchange of 10.5%, partially offset by net selling price increases of 3.5%. Organic sales in Europe was flat. Asia Pacific Net sales decreased 0.5% driven by volume declines of 0.5% and negative foreign exchange of 5.5%, partially offset by net selling price increases of 5.5%. Organic sales in Asia Pacific increased 5.0%. Africa/Eurasia Net sales increased 1.5% driven by net selling price increases of 20.5%, partially offset by volume declines of 10.0% and negative foreign exchange of 9.0%. Organic sales in Africa/Eurasia increased 10.5%.

In the first nine months of 2022, Operating profit (loss) related to Corporate was $(427) as compared to $(369) in the first nine months of 2021. Corporate Operating profit (loss) for the nine months ended September 30, 2022 included charges resulting from the 2022 Global Productivity Initiative of $79, a gain on the sale of land in Asia Pacific of $47 and acquisition-related costs of $17. Corporate Operating profit (loss) for the first nine months of 2021 included a benefit related to a value-added tax matter in Brazil of $26.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Gross Profit/Margin

Worldwide Gross profit decreased to $7,674 in the first nine months of 2022 from $7,816 in the first nine months of 2021, reflecting a decrease of $329 resulting from lower Gross profit margin and an increase of $187 resulting from higher Net sales.

Worldwide Gross profit margin decreased to 57.5% in the first nine months of 2022 from 60.0% in the first nine months of 2021, primarily due to higher raw and packaging material costs (770 bps), partially offset by higher pricing (320 bps) and cost savings from the Company’s funding-the-growth initiatives (210 bps).

	Nine Months Ended September 30,
	2022	2021
Gross profit	$7,674	$7,816

	Nine Months Ended September 30,
	2022	2021	Basis Point Change
Gross profit margin	57.5%	60.0%	(250)

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 3% to $4,932 in the first nine months of 2022 from $4,809 in the first nine months of 2021. Selling, general and administrative expenses in the first nine months of 2022 included charges resulting from the 2022 Global Productivity Initiative. Excluding these charges, Selling, general and administrative expenses increased to $4,928 in the first nine months of 2022 from $4,809 in the first nine months of 2021, reflecting higher overhead expenses of $158 and decreased advertising investment of $39.

Selling, general and administrative expenses as a percentage of Net sales increased to 37.0% in the first nine months of 2022 from 36.9% in the first nine months of 2021. Excluding charges resulting from the 2022 Global Productivity Initiative in the first nine months of 2022, Selling, general and administrative expenses as a percentage of Net sales remained flat at 36.9% as higher logistics costs (110 bps) were offset by decreased advertising investment (60 bps) and overhead efficiencies (50 bps).
In the first nine months of 2022, advertising investment decreased 2.5% in absolute terms to $1,493 as compared with $1,532 in the first nine months of 2021, or as a percentage of Net sales to 11.2% from 11.8% in the first nine months of 2021.

	Nine Months Ended September 30,
	2022	2021
Selling, general and administrative expenses, GAAP	$4,932	$4,809
2022 Global Productivity Initiative	(4)	—
Selling, general and administrative expenses, non-GAAP	$4,928	$4,809

	Nine Months Ended September 30,
	2022	2021	Basis Point Change
Selling, general and administrative expenses as a percentage of Net sales, GAAP	37.0%	36.9%	10
2022 Global Productivity Initiative	(0.1)	—
Selling, general and administrative expenses as a percentage of Net sales, non-GAAP	36.9%	36.9%	—

Other (Income) Expense, Net

Other (income) expense, net was $51 and $40 in the first nine months of 2022 and 2021, respectively. Other (income) expense, net in the first nine months of 2022 included charges resulting from the 2022 Global Productivity Initiative, a gain on the sale of land in Asia Pacific and acquisition-related costs. Other (income) expense, net in the first nine months of 2021 included a benefit related to a value-added tax matter in Brazil. Excluding these items in both periods as applicable, Other (income) expense, net was $6 and $66 in the first nine months of 2022 and 2021, respectively.

	Nine Months Ended September 30,
	2022	2021
Other (income) expense, net, GAAP	$51	$40
2022 Global Productivity Initiative	(75)	—
Gain on the sale of land in Asia Pacific	47	—
Acquisition-related costs	(17)	—
Value-added tax matter in Brazil	—	26
Other (income) expense, net, non-GAAP	$6	$66

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Operating Profit

Operating profit decreased 9% to $2,691 in the first nine months of 2022 from $2,967 in the first nine months of 2021. Operating profit in the first nine months of 2022 included charges resulting from the 2022 Global Productivity Initiative, a gain on the sale of land in Asia Pacific and acquisition-related costs. Operating profit in the first nine months of 2021 included a benefit related to a value-added tax matter in Brazil. Excluding these items in both periods as applicable, Operating profit decreased to $2,740 in the first nine months of 2022 from $2,941 in the first nine months of 2021, due to a decrease in Gross profit and an increase in Selling, general and administrative expenses, partially offset by a decrease in Other (income) expense, net.

Operating profit margin was 20.2% in the first nine months of 2022, a decrease of 260 bps compared to 22.8% in the first nine months of 2021. Excluding the items described above in both periods as applicable, Operating profit margin was 20.5% in the first nine months of 2022, a decrease of 210 bps compared to 22.6% in the first nine months of 2021, due to a decrease in Gross profit (250 bps), partially offset by a decrease in Other (income) expense, net (40 bps), both as a percentage of Net sales.

	Nine Months Ended September 30,
	2022	2021	% Change
Operating profit, GAAP	$2,691	$2,967	(9)%
2022 Global Productivity Initiative	79	—
Gain on the sale of land in Asia Pacific	(47)	—
Acquisition-related costs	17	—
Value-added tax matter in Brazil	—	(26)
Operating profit, non-GAAP	$2,740	$2,941	(7)%

	Nine Months Ended September 30,
	2022	2021	Basis Point Change
Operating profit margin, GAAP	20.2%	22.8%	(260)
2022 Global Productivity Initiative	0.6	—
Gain on the sale of land in Asia Pacific	(0.4)	—
Acquisition-related costs	0.1	—
Value-added tax matter in Brazil	—	(0.2)
Operating profit margin, non-GAAP	20.5%	22.6%	(210)
Non-Service Related Postretirement Costs

Non-service related postretirement costs were $65 in the first nine months of 2022 as compared to $52 in the first nine months of 2021. Non-service related postretirement costs in the first nine months of 2022 included charges resulting from the 2022 Global Productivity Initiative. Excluding these charges, Non-service related postretirement costs were $52 in the first nine months of 2022 and 2021.

	Nine Months Ended September 30,
	2022	2021
Non-service related postretirement costs, GAAP	$65	$52
2022 Global Productivity Initiative	(13)	—
Non-service related postretirement costs, non-GAAP	$52	$52

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Interest (Income) Expense, Net

Interest (income) expense, net was $98 in the first nine months of 2022 as compared to $152 in the first nine months of 2021. The decrease in Interest (income) expense, net in the third quarter of 2022 as compared to the third quarter of 2021 was primarily due to the loss on the early extinguishment of debt during the third quarter of 2021 of $75. Excluding the loss on the early extinguishment of debt, Interest (income) expense, net was $98 in the first nine months of 2022 as compared to $77 in the first nine months of 2021, primarily due to higher interest rates.

	Nine Months Ended September 30,
	2022	2021
Interest (income) expense, net, GAAP	$98	$152
Loss on early extinguishment of debt	—	(75)
Interest (income) expense, net, non-GAAP	$98	$77

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Income Taxes

The effective income tax rate was 23.5% for the third quarter of 2022 as compared to 20.2% for the third quarter of 2021.

The effective income tax rate was 23.9% for the first nine months of 2022 as compared to 22.2% for the first nine months of 2021. As reflected in the table below, the non-GAAP effective income tax rate was 23.7% for the first nine months of 2022, as compared to 22.3% in the comparable period of 2021.

The quarterly provision for income taxes is determined based on the Company’s estimated full year effective income tax rate adjusted by the amount of tax attributable to infrequent or unusual items that are separately recognized on a discrete basis in the income tax provision in the quarter in which they occur. The Company’s current estimate of its full year effective income tax rate before discrete period items is 23.8%, compared to 22.6% in 2021. The increase in the Company’s full year effective tax rate before discrete period items is primarily driven by the impact of recently finalized U.S. tax regulations, which place greater restrictions on foreign taxes that are creditable against U.S. taxes on foreign-sourced income.

	Three Months Ended September 30,
	2022			2021
	Income Before Income Taxes	Provision For Income Taxes(1)	Effective Income Tax Rate(2)	Income Before Income Taxes	Provision For Income Taxes(1)	Effective Income Tax Rate(2)
As Reported GAAP	$892	$210	23.5%	$853	$172	20.2%
2022 Global Productivity Initiative	2	—	(0.1)	—	—	—
Gain on the sale of land in Asia Pacific	(47)	(11)	0.1	—	—	—
Acquisition-related costs	17	2	(0.2)	—	—	—
Loss on early extinguishment of debt	—	—	—	75	20	0.5
Non-GAAP	$864	$201	23.3%	$928	$192	20.7%

	Nine Months Ended September 30,
	2022			2021
	Income Before Income Taxes	Provision For Income Taxes(1)	Effective Income Tax Rate(2)	Income Before Income Taxes	Provision For Income Taxes(1)	Effective Income Tax Rate(2)
As Reported GAAP	$2,528	$604	23.9%	$2,763	$613	22.2%
2022 Global Productivity Initiative	92	19	(0.1)	—	—	—
Gain on the sale of land in Asia Pacific	(47)	(11)	—	—	—	—
Acquisition-related costs	17	2	(0.1)	—	—	—
Value-added tax matter in Brazil	—	—	—	(26)	(6)	—
Loss on early extinguishment of debt	—	—	—	75	20	0.1
Non-GAAP	$2,590	$614	23.7%	$2,812	$627	22.3%
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

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was enacted. The Company is currently evaluating the impact of the IRA’s tax provisions on its Consolidated Financial Statements, the most significant of which is the corporate alternative minimum tax. These tax provisions are effective for tax years beginning after December 31, 2022.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Net Income Attributable to Colgate-Palmolive Company and Earnings Per Share

Net income attributable to Colgate-Palmolive Company in the first nine months of 2022 decreased to $1,780 from $2,018 in the comparable 2021 period. Earnings per common share on a diluted basis decreased to $2.12 in the first nine months of 2022 from $2.38 in the comparable 2021 period. Net income attributable to Colgate-Palmolive Company in the first nine months of 2022 included charges resulting from the 2022 Global Productivity Initiative, a gain on the sale of land in Asia Pacific and acquisition-related costs. Net income attributable to Colgate-Palmolive Company in the comparable 2021 period included a benefit related to a value-added tax matter in Brazil and a loss on the early extinguishment of debt.

Excluding the items described above in both periods as applicable, Net income attributable to Colgate-Palmolive Company in the first nine months of 2022 decreased 10% to $1,852 from $2,053 in the first nine months of 2021, and Earnings per common share on a diluted basis decreased 9% to $2.20 in the first nine months of 2022 from $2.42 in the first nine months of 2021.

	Nine Months Ended September 30, 2022
	Income Before Income Taxes	Provision For Income Taxes(1)	Net Income Including Noncontrolling Interests	Less: Income Attributable to Noncontrolling Interests	Net Income Attributable To Colgate-Palmolive Company	Diluted Earnings Per Share(2)
As Reported GAAP	$2,528	$604	$1,924	$144	$1,780	$2.12
2022 Global Productivity Initiative	92	19	73	1	72	0.08
Gain on the sale of land in Asia Pacific	(47)	(11)	(36)	(21)	(15)	(0.02)
Acquisition-related costs	17	2	15	—	15	0.02
Non-GAAP	$2,590	$614	$1,976	$124	$1,852	$2.20

	Nine Months Ended September 30, 2021
	Income Before Income Taxes	Provision For Income Taxes(1)	Net Income Including Noncontrolling Interests	Net Income Attributable To Colgate-Palmolive Company	Diluted Earnings Per Share(2)
As Reported GAAP	$2,763	$613	$2,150	$2,018	$2.38
Value-added tax matter in Brazil	(26)	(6)	(20)	(20)	(0.02)
Loss on early extinguishment of debt	75	20	55	55	0.06
Non-GAAP	$2,812	$627	$2,185	$2,053	$2.42
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

Implementation of the 2022 Global Productivity Initiative, which is now expected to be substantially completed by mid-year 2024, is still estimated to result in cumulative pretax charges, once all phases are approved and implemented, in the range of $200 to $240 ($170 to $200 aftertax), which is currently estimated to be comprised of the following: employee-related costs, including severance, pension and other termination benefits (75%); asset-related costs, primarily accelerated depreciation and asset write-downs (15%); and other charges (10%), which include contract termination costs, consisting primarily of implementation-related charges resulting directly from exit activities and the implementation of new strategies. It is estimated that approximately 80% to 90% of the charges will result in cash expenditures. Annualized pretax savings are projected to be in the range of $90 to $110 ($70 to $85 aftertax), once all projects are approved and implemented.

It is expected that the cumulative pretax charges, once all projects are approved and implemented, will relate to initiatives undertaken in North America (5%), Latin America (10%), Europe (45%), Asia Pacific (5%), Africa/Eurasia (15%), Hill’s Pet Nutrition (5%) and Corporate (15%).

For the three months ended September 30, 2022, charges resulting from the 2022 Global Productivity Initiative, were $2 pretax ($2 aftertax).

For the nine months ended September 30, 2022, charges resulting from the 2022 Global Productivity Initiative are reflected in the income statement as follows:

Nine Months Ended September 30,
2022
Selling, general and administrative expenses	4
Other (income) expense, net	75
Non-service related postretirement costs	13
Total 2022 Global Productivity Initiative charges, pretax	$92

Total 2022 Global Productivity Initiative charges, aftertax	$72

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

Nine Months Ended September 30,
2022
North America	11%
Latin America	16%
Europe	16%
Asia Pacific	9%
Africa/Eurasia	12%
Hill’s Pet Nutrition	10%
Corporate	26%
Total	100%

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

The following table summarizes the activity for the restructuring and related implementation charges discussed above and the related accruals:

	Nine Months Ended September 30,
	Employee-Related Costs	Incremental Depreciation	Asset Impairments	Other	Total
Balance at December 31, 2021	$—	$—	$—	$—	$—
Charges	89	—	—	3	92
Cash Payments	(36)	—	—	(2)	(38)
Charges against assets	(13)	—	—	—	(13)
Foreign exchange	(2)	—	—	—	(2)
Balance at September 30, 2022	$38	$—	$—	$1	$39

Employee-Related Costs primarily include severance and other termination benefits and are calculated based on long-standing benefit practices, written severance policies, local statutory requirements and, in certain cases, voluntary termination arrangements. Employee-Related Costs also include pension enhancements of $13 for the nine months ended September 30, 2022, which are reflected as Charges against assets within Employee-Related Costs in the preceding tables as the corresponding balance sheet amounts are reflected as a reduction of pension assets or an increase in pension liabilities.

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

Net sales growth (GAAP) and organic sales growth (Net sales growth excluding the impact of foreign exchange, acquisitions and divestments) (non-GAAP) are discussed in this Quarterly Report on Form 10-Q. Management believes the organic sales growth measure provides investors and analysts with useful supplemental information regarding the Company’s underlying sales trends by presenting sales growth excluding the external factor of foreign exchange, as well as the impact of acquisitions and divestments, as applicable. A reconciliation of organic sales growth to Net sales growth for the three and nine months ended September 30, 2022 is provided below.

Selling, general and administrative expenses, Other (income) expense, net, Operating profit, Operating profit margin, Non-service related postretirement costs, effective income tax rate, Net income attributable to Colgate-Palmolive Company and Earnings per share on a diluted basis are discussed in this Quarterly Report on Form 10-Q both on a GAAP basis and excluding, as applicable, charges resulting from the 2022 Global Productivity Initiative, a gain on the sale of land in Asia Pacific, acquisition-related costs, a loss on the early extinguishment of debt and a benefit related to a value-added tax matter in Brazil. These non-GAAP financial measures exclude items that, either by their nature or amount, management would not expect to occur as part of the Company’s normal business on a regular basis, such as restructuring charges, charges for certain litigation and tax matters, gains and losses from certain acquisitions, divestitures and certain other unusual, non-recurring items. Investors and analysts use these financial measures in assessing the Company’s business performance, and management believes that presenting these financial measures on a non-GAAP basis provides them with useful supplemental information to enhance their understanding of the Company’s underlying business performance and trends. These non-GAAP financial measures also enhance the ability to compare period-to-period financial results. A reconciliation of each of these non-GAAP financial measures to the most directly comparable GAAP financial measures for the three and nine months ended September 30, 2022 and 2021 is presented within the applicable section of Results of Operations.

The following tables provide a quantitative reconciliation of Net sales growth to organic sales growth for the three and nine months ended September 30, 2022:

Three Months Ended September 30, 2022	Net Sales Growth (GAAP)	Foreign Exchange Impact	Acquisitions and Divestments Impact	Organic Sales Growth (Non-GAAP)
Oral, Personal and Home Care
North America	3.0%	(0.5)%	—%	3.5%
Latin America	7.0%	(4.5)%	—%	11.5%
Europe	(12.0)%	(14.5)%	—%	2.5%
Asia Pacific	(3.0)%	(8.0)%	—%	5.0%
Africa/Eurasia	11.0%	(9.0)%	—%	20.0%
Total Oral, Personal and Home Care	0.5%	(6.5)%	—%	7.0%
Pet Nutrition	3.0%	(4.5)%	—%	7.5%
Total Company	1.0%	(6.0)%	—%	7.0%

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Nine Months Ended September 30, 2022	Net Sales Growth (GAAP)	Foreign Exchange Impact	Acquisitions and Divestments Impact	Organic Sales Growth (Non-GAAP)
Oral, Personal and Home Care
North America	3.0%	(0.5)%	—%	3.5%
Latin America	8.0%	(2.0)%	—%	10.0%
Europe	(10.5)%	(10.5)%	—%	—%
Asia Pacific	(0.5)%	(5.5)%	—%	5.0%
Africa/Eurasia	1.5%	(9.0)%	—%	10.5%
Total Oral, Personal and Home Care	1.0%	(4.0)%	—%	5.0%
Pet Nutrition	9.5%	(3.5)%	—%	13.0%
Total Company	2.5%	(4.0)%	—%	6.5%

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

Net cash provided by operations decreased 15% to $1,883 in the first nine months of 2022, compared with $2,219 in the comparable period of 2021, primarily due to higher levels of inventory (driven by higher raw and packaging material costs and increased levels to mitigate the risk of supply chain and logistics disruptions) and lower net income. The Company’s working capital was (1.9%) as a percentage of Net sales as of September 30, 2022 as compared to (3.8%) as of September 30, 2021. The Company defines working capital as the difference between current assets (excluding Cash and cash equivalents and marketable securities, the latter of which is reported in Other current assets) and current liabilities (excluding short-term debt).

Investing activities used $1,428 of cash in the first nine months of 2022, compared with $462 in the comparable period of 2021. Investing activities in the first nine months of 2022 included the Company’s acquisition of businesses from Red Collar Pet Foods and Nutriamo discussed in Note 4, Acquisitions to the Consolidated Financial Statements.

Capital spending was $475 in the first nine months of 2022 compared to $374 in the comparable period of 2021. Capital expenditures for 2022 are expected to be approximately 3.5% to 4.0% of Net sales. The Company continues to focus its capital spending on projects that are expected to yield high aftertax returns.

Financing activities used $286 of cash during the first nine months of 2022, compared with $1,668 used in the comparable period of 2021. This primarily reflects higher proceeds from the issuance of debt in the first nine months of 2022 compared with the comparable period of 2021.

Long-term debt, including the current portion, increased to $8,232 as of September 30, 2022, as compared to $7,206 as of December 31, 2021, and total debt was $8,248 as of September 30, 2022, as compared to $7,245 as of December 31, 2021. The Company’s debt issuances support the Company’s capital structure objectives of funding its business and growth initiatives while minimizing its risk-adjusted cost of capital.

In August 2022, the Company issued $500 of three-year Senior Notes at a fixed coupon rate of 3.100%, $500 of five-year Senior Notes at a fixed coupon rate of 3.100% and $500 of ten-year Senior Notes at a fixed coupon rate of 3.250%.

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

Domestic and foreign commercial paper outstanding was $1,040 and $1,633 as of September 30, 2022 and 2021, respectively. The average daily balances outstanding for commercial paper in the first nine months of 2022 and 2021 were $1,823 and $2,061, respectively. The Company classifies commercial paper and certain current maturities of notes payable as long-term debt when it has the intent and ability to refinance such obligations on a long-term basis, including, if necessary, by utilizing its unused lines of credit (including under the facilities discussed below) or by issuing long-term debt pursuant to an effective shelf registration statement. In August 2021, the Company entered into a new $3,000 five-year revolving credit facility with a syndicate of banks for a five-year term expiring August 2026, which replaced, on substantially similar terms, the Company’s $2,650 revolving credit facility that was scheduled to expire in November 2024. Commitment fees related to the credit facility were not material.

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

Cash and cash equivalents increased $106 during the first nine months of 2022 to $938 at September 30, 2022, compared to $832 at December 31, 2021, the majority of which ($909 and $784 respectively) was held by the Company’s foreign subsidiaries.

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

Cautionary Statement on Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the SEC in its rules, regulations and releases that set forth anticipated results based on management’s current plans and assumptions. Such statements may relate, for example, to sales or volume growth, net selling price increases, organic sales growth, profit or profit margin levels, earnings per share levels, financial goals, the impact of foreign exchange volatility, the impact of COVID-19, the impact of the war in Ukraine, cost-reduction plans, including the 2022 Global Productivity Initiative, tax rates, interest rates, new product introductions and digital capabilities, commercial investment levels, acquisitions, divestitures, share repurchases, or legal or tax proceedings, among other matters. These statements are made on the basis of the Company’s views and assumptions as of this time and the Company undertakes no obligation to update these statements whether as a result of new information, future events or otherwise, except as required by law or by the rules and regulations of the SEC. Moreover, the Company does not, nor does any other person, assume responsibility for the accuracy and completeness of those statements. The Company cautions investors that any such forward-looking statements are not guarantees of future performance and that actual events or results may differ materially from those statements. Actual events or results may differ materially because of factors that affect international businesses and global economic conditions, as well as matters specific to the Company and the markets it serves, including the uncertain macroeconomic and political environment in different countries, including as a result of inflation and rising interest rates, and its effect on consumer spending habits, foreign currency rate fluctuations, exchange controls, tariffs, price or profit controls, labor relations, changes in foreign or domestic laws, or regulations or their interpretation, political and fiscal developments, including changes in trade, tax and immigration policies, increased competition and evolving competitive practices (including from the growth of eCommerce and the entry of new competitors and business models), the ability to operate and respond effectively during a pandemic, epidemic or widespread public health concern, including COVID-19, ability to manage disruptions in our global supply chain and/or key office facilities, ability to manage the availability and cost of raw and packaging materials and logistics costs, the ability to maintain or increase selling prices as needed, changes in the policies of retail trade customers, the emergence of alternative retail channels, the growth of eCommerce and the rapidly changing retail landscape (as consumers increasingly shop online), the ability to develop innovative new products, the ability to continue lowering costs and operate in an agile manner, the ability to maintain the security of our information technology systems from a cyber-security incident or data breach, the ability to address the effects of climate change and achieve our sustainability and social impact goals, the ability to complete acquisitions and divestitures as planned, the ability to successfully integrate acquired businesses, the ability to attract and retain key employees and integrate DE&I initiatives across our organization, the uncertainty of the outcome of legal proceedings, whether or not the Company believes they have merit, and the ability to address uncertain or unfavorable global economic conditions, including inflation, disruptions in the credit markets and tax matters. For information about these and other factors that could impact the Company’s business and cause actual results to differ materially from forward-looking statements, refer to the Company’s filings with the SEC (including, but not limited to, the information set forth under the captions “Risk Factors” and “Cautionary Statement on Forward-Looking Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 and subsequent filings with the SEC).

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

COLGATE-PALMOLIVE COMPANY

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chairman of the Board, President and Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2022 (the “Evaluation”). Based upon the Evaluation, the Company’s Chairman of the Board, President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) are effective.

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

Item 1A.    Risk Factors

There have been no material changes from the risk factors disclosed in “Risk Factors” in Part 1, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 other than as set forth in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.

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

The following table shows the stock repurchase activity for the three months in the quarter ended September 30, 2022:

Month	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(3) (in millions)
July 1 through 31, 2022	—	$—	—	$4,489
August 1 through 31, 2022	4,356	$82.17	—	$4,489
September 1 through 30, 2022	1,522,662	$74.45	1,460,400	$4,380
Total	1,527,018	$74.47	1,460,400

(1) Includes share repurchases under the 2022 Program and those associated with certain employee elections under the Company’s compensation and benefit programs.
(2) The difference between the total number of shares purchased and the total number of shares purchased as part of publicly announced plans or programs is 66,618 shares, which represents shares deemed surrendered to the Company to satisfy certain employee elections under the Company’s compensation and benefit programs.
(3) Includes approximate dollar value of shares that were available to be purchased under the publicly announced plans or programs that were in effect as of September 30, 2022.

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

101	The following materials from Colgate-Palmolive Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2022, formatted in Inline eXtensible Business Reporting Language (Inline XBRL): (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Changes in Shareholders’ Equity; and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

__________
* Filed herewith.

** Furnished herewith.

COLGATE-PALMOLIVE COMPANY
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLGATE-PALMOLIVE COMPANY
(Registrant)

Principal Executive Officer:

October 28, 2022	/s/ Noel R. Wallace
Noel R. Wallace
Chairman of the Board, President and Chief Executive Officer

Principal Financial Officer:

October 28, 2022	/s/ Stanley J. Sutula III
Stanley J. Sutula III
Chief Financial Officer

Principal Accounting Officer:

October 28, 2022	/s/ Gregory O. Malcolm
Gregory O. Malcolm
Vice President and Controller