Form 10-K
period 2022-12-31
COLGATE PALMOLIVE CO
filed 2023-02-16
CIK 21665

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
If securities are registered pursuant to Section 12(b) of the Exchange Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of Colgate-Palmolive Company Common Stock held by non-affiliates as of June 30, 2022 (the last business day of its most recently completed second quarter) was approximately $66.8 billion.
There were 830,378,790 shares of Colgate-Palmolive Company Common Stock outstanding as of January 31, 2023.
DOCUMENTS INCORPORATED BY REFERENCE:

Documents	Form 10-K Reference
Portions of Proxy Statement for the 2023 Annual Meeting of Stockholders	Part III, Items 10 through 14

Colgate-Palmolive Company

PART I

ITEM 1.    BUSINESS

(a) General Development of the Business

Colgate-Palmolive Company (together with its subsidiaries, “we,” “us,” “our,” the “Company” or “Colgate”) is a caring, innovative growth company reimagining a healthier future for all people, their pets and our planet. We seek to deliver sustainable, profitable growth through science-led, core and premium innovation and superior shareholder returns, as well as provide Colgate people with an innovative and inclusive work environment. We do this by developing and selling products globally that make people’s and their pets’ lives healthier and more enjoyable and by embracing our sustainability and social impact and diversity, equity and inclusion (“DE&I”) strategies across our organization. Our products are marketed in over 200 countries and territories throughout the world. Colgate was founded in 1806 and incorporated under the laws of the State of Delaware in 1923.

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

Sales of Oral, Personal and Home Care products accounted for 43%, 19% and 17%, respectively, of our total worldwide Net sales in 2022. Geographically, Oral Care is a significant part of our business in Asia Pacific, comprising approximately 82% of Net sales in that region for 2022.

Through our Hill’s Pet Nutrition segment (“Hill’s” or “Pet Nutrition”), we are a world leader in specialty pet nutrition products for dogs and cats with products marketed in over 80 countries and territories worldwide. Hill’s markets pet foods primarily under two brands. Hill’s Science Diet, which is called Hill’s Science Plan in Europe, is a range of products for everyday nutritional needs. Hill’s Prescription Diet is a range of therapeutic pet foods to help nutritionally support dogs and cats in various different stages of health. Sales of Pet Nutrition products accounted for 21% of our total worldwide Net sales in 2022.

For more information regarding our worldwide Net sales by product category, refer to Note 1, Nature of Operations and Note 14, Segment Information to the Consolidated Financial Statements.

For additional information regarding market share data, see “Market Share Information” in Part II, Item 7 of this report.

Distribution; Raw Materials; Competition; Trademarks and Patents

Our Oral, Personal and Home Care products are sold to a variety of traditional and eCommerce retailers, wholesalers and distributors worldwide. Pet Nutrition products are sold by authorized pet supply retailers, veterinarians and eCommerce retailers. Certain of our products are also sold direct-to-consumer. Our sales to Walmart, Inc. and its affiliates represent approximately 11% of our Net sales in 2022. No other customer represents more than 10% of our Net sales. We support our products with advertising, promotion and other marketing (with increasing emphasis on digital) to build awareness and trial of our products. Our products are marketed by a direct sales force at individual operating subsidiaries or business units and by distributors or brokers.

The majority of raw and packaging materials used in our products are purchased from other companies and are available from several sources. No single raw or packaging material represents, and no single supplier provides, a significant portion of our total material requirements. We do, however, purchase certain key raw and packaging materials from single-source suppliers or a limited number of suppliers. For certain materials, new suppliers may have to be qualified under industry, governmental and/or Colgate standards, which can require additional investment and take a significant period of time. Raw and packaging material commodities, such as essential oils, resins, tropical oils, pulp, tallow, corn, poultry and soybeans, are subject to market price variations. For further information regarding the impact of changes in commodity prices, see Item 1A, “Risk Factors - Volatility in material and other costs could adversely impact our profitability” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our products are sold in a highly competitive global marketplace which has experienced increased retail trade concentration, the substantial growth of eCommerce, the integration of traditional and digital operations at key retailers and the growing presence of large-format retailers, discounters and eCommerce retailers. Products similar to those that we produce and sell are available from multinational and local competitors in the U.S. and around the world. Certain of our competitors are larger and have greater resources than we do. In addition, the substantial growth in eCommerce has encouraged the entry of new competitors and business models. In certain geographies, we also face strong local competitors, who may be more agile and have better local consumer insights than we do. Private label brands sold by retailers are also a source of competition for certain of our products.

The retail landscape in many of our markets continues to evolve as a result of the continued growth of eCommerce, changing consumer behavior and preferences (as consumers increasingly shop online and via mobile and social applications) and the increased presence of alternative retail channels, such as subscription services and direct-to-consumer businesses. We face competition in several aspects of our business, including pricing, promotional activities, new products and brand introductions and expansion into new geographies and channels. Product quality, innovation, brand recognition, marketing capability and acceptance of new products and brands largely determine success in Colgate's operating segments.

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

COVID-19

The COVID-19 pandemic and government steps to reduce the spread and address the impact of COVID-19 have had and continue to have an impact on the way people live, work, interact and shop. During the COVID-19 pandemic, many of the communities in which we manufacture, market and sell our products experienced and may in the future experience “stay at home” orders, travel or movement restrictions and other government actions to address the pandemic. While the impact of COVID-19 on our business has largely abated at this time, uncertainties continue, particularly in China where we have substantial manufacturing facilities and business, and in the travel retail channel, where we have experienced and may continue to experience disruptions particularly in our Filorga business. We have also experienced certain disruptions to our global supply chain due to COVID-19, which have impacted and may continue to impact sales of and consumer access to our products. In addition, we have witnessed changes in the purchasing patterns of our customers, including a shift in many markets to purchasing our products online. COVID-19 may continue to impact consumers’ behavior, shopping patterns and consumption preferences.

While we currently expect to be able to continue operating our business as described above, uncertainty resulting from COVID-19 could result in unforeseen additional disruptions to our business, including our global supply chain and retailer network, and/or require us to incur additional operational costs.

For additional information regarding COVID-19’s impact on our business, see Part I, Item 1A “Risk Factors” and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Executive Overview.”

Government Regulations

As a global company, we are subject to extensive governmental regulations, including environmental rules and regulations, in the U.S. and abroad. The most significant government regulations that impact our business are discussed below. It is our policy and practice to comply with all government regulations applicable to our business. In 2022, compliance with these regulations did not have, and we do not expect such compliance in the future to have, a material adverse effect on our capital expenditures, earnings or competitive position. For further discussion of how global legal and regulatory requirements may impact our business, see Part I, Item 1A, “Risk Factors.”

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

Privacy and Data Protection: Our collection, storage, transfer and/or processing of customer, consumer, employee, vendor and other stakeholder information and personal data is subject to important data protection laws and regulations in the U.S. and abroad, including the General Data Protection Regulation.

Trade Compliance: We are subject to laws and sanctions imposed by the U.S., including, without limitation, those imposed by the U.S. Treasury Department’s Office of Foreign Asset Control (“OFAC”), and/or by other jurisdictions that may prohibit us or certain of our affiliates from doing business in certain countries or restrict the kind of business that may be conducted. For information regarding the impact of the war in Ukraine, refer to Part II, Item 7 “Management’s Discussions and Analysis of Financial Condition and Results of Operations - Executive Overview”

Human Capital Management

Human capital matters at Colgate are managed by our Global Human Resources function, led by our Chief Human Resources Officer, with oversight from the Personnel and Organization Committee of our Board of Directors (the “Board”). As of December 31, 2022, we had approximately 33,800 employees based in over 100 countries. Approximately two-thirds of our revenues are generated from markets outside the U.S. and 86% of our employees are located outside the U.S. Approximately 36% of our employees are based in Asia Pacific, 30% are based in Latin America, 15% are based in Europe, 14% are based in North America and 5% are based in Africa/Eurasia. Our global workforce covers a broad range of functions, from manufacturing employees to management personnel and certain of our employees are represented by unions or works councils.

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

CARING: We care about people - Colgate people, consumers, customers, stockholders, business partners and people in the communities where we live and work. We are committed to acting with compassion, integrity, honesty and high ethics in all situations and to providing our employees with an innovative and inclusive work environment.

GLOBAL TEAMWORK: All Colgate people are part of a global team, committed to working and collaborating together across functions and countries. Only by sharing ideas, technologies and talents can we achieve and sustain profitable growth.

CONTINUOUS IMPROVEMENT: We are committed to getting better every day in all that we do, as individuals and as teams. We continue to drive a learning culture and transform our learning strategy to better meet our evolving business needs. We provide our employees with learning experiences focused on building leadership skills and offer training programs that are closely aligned with our business strategy. Specifically, we continue to embed new ways of working and leadership principles to, among other things, instill a growth mindset to drive innovation with focus, empowerment, experimentation and digitalization. Colgate people are embracing data and analytics as part of their jobs, and we are scaling new capabilities worldwide. In 2022, approximately 14,000 Colgate people completed a new Data Literacy & Analytics Academy course we created with training experts. We are also committed to listening to our employees and seeing how the company is evolving and growing through regular employee engagement surveys.

Diversity, Equity & Inclusion

We believe our people are crucial to our ongoing business success and aim to recruit, develop and retain strong and diverse talent. We celebrate differences, promote an equitable and inclusive environment and value the contributions of all Colgate people. At Colgate, we are proud of our collaborative spirit – what we call The Power of WE. As a truly global company, we are working to ensure that our workforce reflects the diversity of the communities in which we live and work. As of December 31, 2022, our global workforce was approximately 59% male and 41% female. Women represented approximately 54% of our salaried and clerical employees, 44% of our people managers, 42% of Colgate’s executives and 36% of senior leadership. Measuring the race/ethnicity of our workforce is challenging to do on a global basis. In the U.S., on an employee self-reported basis, the racial/ethnic composition of our workforce was approximately 68% White, 12% Hispanic, 9% Asian, 9% Black, and 2% Other. The racial/ethnic composition of our people managers was approximately 61% White, 16% Hispanic, 14% Asian and 9% Black; the composition of our executives was approximately 58% White, 19% Hispanic, 15% Asian, 7% Black, and 1% Other; and the composition of senior leadership was approximately 61% White, 15% Hispanic, 12% Asian and 12% Black. “Other” refers to American Indian/Alaska Native, two or more races or Native Hawaiian/other Pacific Islander. In this section, “people managers” refers to employees with roles that have at least one direct report, “executives” refers to those employees who are eligible to participate in Colgate’s equity incentive compensation plans and “senior leadership” refers to employees who are Vice Presidents and above.

We are committed to providing all of our employees with an equitable and inclusive work environment, learning opportunities and promotion and growth opportunities. A vital piece of our DE&I strategy has been ensuring that our succession planning process incorporates the advancement of women and people of all cultures, including underrepresented communities. To help further foster inclusiveness, we support employee resource groups for team members of many different identities, interests and backgrounds, including underrepresented communities. Each of these resource groups contributes to our inclusive work environment by developing and implementing programs to promote business and community involvement as well as cultural awareness. We also partner with external organizations to develop an inclusive and supportive work environment.

Our global DE&I strategy aims to further advance our commitment to become an even more diverse, equitable and inclusive organization. The four pillars of our strategy are People, Community, Supplier Diversity and Communication. Consistent with this strategy, we are working to implement policies, learning experiences and processes that promote awareness, empathy, advocacy and opportunity; become an ally for positive change for the underserved in communities in which we live and work; support minority and women-owned suppliers to enable success of diversity-owned businesses; and promote dialogue around DE&I to increase awareness and advance the culture change to achieve our vision. In addition, we continued mandatory allyship and unconscious bias training for all salaried and clerical employees at Colgate that was first introduced in 2021 to help our employees better understand DE&I concepts and embed allyship as a daily practice. Our Board, through its Nominating, Governance and Corporate Responsibility Committee and Personnel and Organization Committee, receives regular updates from management on our DE&I efforts.

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

Compensation Philosophy

Given the importance of Colgate people to our business success, motivating and retaining critical talent is a key focus. We view compensation as an important tool to motivate leaders at all levels of the organization. For information regarding our compensation philosophy and executive compensation programs, please see our Proxy Statement to be filed with the United States Securities and Exchange Commission (the “SEC”) in connection with the 2023 Annual Meeting of Stockholders.

Sustainability

We view sustainability as being critically important to our overall business and growth strategy. Our 2025 Sustainability & Social Impact Strategy, which we announced in November 2020, is focused on three key ambitions - preserving our environment by accelerating action on climate change and reducing our environmental footprint; helping millions of homes by empowering people to develop healthier habits; and driving social impact with a commitment to helping to ensure the well-being of all people and their pets. These ambitions are supported by actionable targets consistent with our continued commitment to building environmental and social consciousness into our decision-making.

In 2022, we made progress on the targets set forth in our 2025 Sustainability & Social Impact Strategy.

Reduce Plastic Waste: As a positive step toward achieving our targets to reduce the use of new plastic by a third and make our packaging 100% recyclable, reusable or compostable by 2025, we are implementing our first-of-its-kind recyclable toothpaste tube across our toothpaste portfolio. Since introducing our first-of-its-kind recyclable toothpaste tube in 2019, as of December 31, 2022, we have transitioned over 70% of our toothpaste SKUs in North America to recyclable tubes. We continue to share the tube technology and, as of December 31, 2022, we have shared it with third parties by holding approximately 70 sessions to encourage recyclability of all tubes in practice and at scale. We are committed to the success of Colgate Keep, our first-of-its-kind manual toothbrush with a replaceable head and a reusable aluminum handle for 80% less plastic waste compared to similarly sized Colgate toothbrushes.

Accelerate Action on Climate Change: Colgate is taking steps to accelerate action on climate change through science-based near-term, long-term and Net Zero 2040 emissions targets across our operations and supply chain, which have been approved by The Science Based Targets initiative. To support our goal to become Net Zero carbon in our operations by 2040, we have built a global renewable energy master plan which includes roadmaps by division to cover our manufacturing facilities and owned warehouses, global technology centers and offices and have engaged our priority Tier 1 Suppliers in support of our goal to reduce their greenhouse gas emissions by 20% by 2025 (versus a 2020 baseline).

Lead with Zero Waste Facilities: It is our goal to achieve TRUE Zero Waste certifications at 100% of our operations, which we define as our manufacturing facilities, owned and operated warehouses, global technology centers and strategic offices, by 2025. In 2022, six more of our sites achieved TRUE certification. That brings the total number of TRUE certified sites, as of December 31, 2022, to 32 across five continents in 19 countries.

Ingredient Transparency: We continue to promote ingredient transparency and seek to follow the highest safety and efficacy standards as we formulate our products. We have rolled out a new “Fragrance & Flavors Share for Good” ingredient transparency program, which provides additional ingredient information.

Social Impact: Colgate Bright Smiles, Bright Futures is our flagship oral health education and well-being initiative. Since the program was established in 1991, we have reached over 1.6 billion children and their families in more than 80 countries. Through our Hill's Food, Shelter & Love program, we have helped over 13 million shelter pets find forever homes since 2002.

Additional information about our sustainability targets and efforts, including our 2021 Sustainability and Social Impact Report, our 2022 Climate Transition & Net Zero Action Plan and our reports aligned with the Task Force on Climate-related Financial Disclosures (TCFD) recommendations and Sustainability Accounting Standards Board (SASB) can be found in the Sustainability section of our website at https://www.colgatepalmolive.com/sustainability. References to these reports and our website are for informational purposes only and neither the reports nor the other information on our website is incorporated by reference into this Annual Report on Form 10-K.

Information about our Executive Officers

The following is a list of our executive officers as of February 16, 2023:

Name	Age	Date First Elected Officer	Present Title
Noel R. Wallace	58	2009	Chairman of the Board, President and Chief Executive Officer
Stanley J. Sutula III	57	2020	Chief Financial Officer
Jennifer M. Daniels	59	2014	Chief Legal Officer and Secretary
John W. Kooyman	58	2019	Chief of Staff
Prabha Parameswaran	64	2019	Group President, Growth and Strategy
Panagiotis Tsourapas	58	2019	Group President, Europe and Developing Markets
Sally Massey	49	2020	Chief Human Resources Officer
Gregory O. Malcolm	55	2022	Vice President and Controller

Each of our executive officers listed above has served the Company or our subsidiaries in various executive capacities for the past five years with the exception of Stanley J. Sutula III, Chief Financial Officer. Prior to joining the company, Mr. Sutula was Executive Vice President and Chief Financial Officer of Pitney Bowes Inc., which he joined in 2017.

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

We operate on a global basis serving consumers in more than 200 countries and territories with approximately two-thirds of our Net sales originating in markets outside the U.S. While geographic diversity helps to reduce our exposure to risks in any one country or part of the world, it also means that we face risks associated with significant international operations, including, but not limited to:

•changing macroeconomic conditions in our markets, including as a result of inflation, the war in Ukraine, volatile commodity prices and increases in the cost of raw and packaging materials, labor, energy and logistics;

•political or economic instability, geopolitical events, wars and military conflicts, such as the war in Ukraine, environmental events, widespread health emergencies, such as COVID-19 or other pandemics or epidemics, natural disasters or social or labor unrest;

•changes in exchange rates for foreign currencies, which may reduce the U.S. dollar value of revenues, profits and cash flows from non-U.S. markets or increase our supply costs, as measured in U.S. dollars, in those markets;

•exchange controls and other limits on our ability to import or export raw materials or finished product, including as a result of COVID-19, and the war in Ukraine, or to repatriate earnings from overseas;

•lack of well-established, reliable and/or impartial legal systems in certain countries where we operate and difficulties in enforcing contractual, intellectual property or other legal rights;

•foreign ownership and investment restrictions and the potential for nationalization or expropriation of property or other resources; and

•changes to trade policies and agreements and other foreign or domestic legal and regulatory requirements, including those resulting in potentially adverse tax consequences or the imposition of and/or the increase in trade restrictions and/or tariffs, sanctions, price controls, labor laws, travel or immigration restrictions (including as a result of pandemics, epidemics or other widespread health emergencies, such as the COVID-19 pandemic), profit controls or other government controls, including as a result of the war in Ukraine.

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

We face risks resulting from political and macroeconomic instability and geopolitical events, such as the ongoing war in Ukraine and the related geopolitical tensions. We suspended the importation and sales of all products in Russia other than essential health and hygiene products for everyday use and ceased all capital investments and media activities in Russia. While these actions have impacted our Eurasia business, they have not had a material impact on our business, results of operations, cash flow or financial condition. In 2022, our Eurasia business constituted approximately 2% of our consolidated net sales and approximately 3% of our consolidated operating profit (the majority of which was Russia). We, however, have experienced, and expect to continue to experience, risks related to the impact of the war in Ukraine, including increases in the cost and, in certain cases, limitations on the availability of raw and packaging materials and commodities (including oil and natural gas), supply chain and logistics challenges and foreign currency volatility. We also continue to monitor the impact of the sanctions and export controls imposed in the response to the war in Ukraine. The situation continues to evolve and significant uncertainties regarding the full impact of the war in Ukraine or the related impacts on the global economy and geopolitical relations, in general and on our business in particular, remain and may be impacted by any or all of the foregoing risks. The war in Ukraine may also heighten other risks disclosed in this Annual Report on Form 10-K, any of which could have an adverse impact on our business, results of operations, cash flows or financial condition.

Furthermore, the imposition of tariffs and/or increase in tariffs on various products by the United States and other countries have introduced greater uncertainty with respect to trade policies and government regulations affecting trade between the United States and other countries and new and/or increased tariffs have subjected, and may continue in the future to subject, us to additional costs and expenditure of resources. Major developments in trade relations, including the imposition of new or increased tariffs by the United States and/or other countries, such as China, and any emerging nationalist trends in specific countries could alter the trade environment and consumer purchasing behavior which, in turn, could have a material effect on our business, results of operations, cash flows and financial condition.

In an effort to minimize the impact on earnings of foreign currency rate movements, we engage in a combination of selling price increases, where permitted, sourcing strategies, cost-containment measures and selective hedging of foreign currency transactions. However, the impact of these measures have not and may not in the future fully offset any negative impact of foreign currency rate movements on our business, results of operations, cash flows and financial condition.

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

Our products are sold in a highly competitive global marketplace which has experienced increased trade concentration and the growing presence of large-format retailers, discounters and eCommerce retailers. With the growing trend toward retail trade consolidation, the substantial growth of eCommerce and the integration of traditional and digital operations at key retailers, we are increasingly dependent on certain retailers, and some of these retailers have and may continue to have greater bargaining strength than we do. They have used and may continue to use this leverage to demand higher trade discounts, allowances, slotting fees or increased investment, including through display media, paid search, preparation fees and co-op programs, which have led to and could continue to lead to reduced sales or profitability in certain markets. The loss of a key customer or a significant reduction in sales to a key customer could adversely affect our business, results of operations, cash flows and financial condition. For additional information regarding our customers, see “Distribution; Raw Materials; Competition; Trademarks and Patents” in Item 1 “Business.”

We also have been and may continue to be negatively affected by changes in the policies or practices of our retail trade customers, such as inventory destocking, fulfillment requirements, limitations on access to shelf space, delisting of our products, or sustainability, supply chain or packaging standards or initiatives. For example, a determination by a key retailer that any of our ingredients should not be used in certain consumer products or that our packaging does not comply with certain requirements and standards could adversely impact our business, results of operations, cash flows and financial condition. In addition, “private label” products sold by our retail customers, which are typically sold at lower prices than branded products, are a source of competition for certain of our products.

Further, the retail landscape in many of our markets continues to evolve as a result of the substantial growth of eCommerce, changing consumer behaviors and preferences (as consumers increasingly shop online and via mobile and social applications) and the increased presence of alternative retail channels, such as subscription services and direct-to-customer businesses. The substantial growth in eCommerce and the emergence of alternative retail channels have created and may continue to create pricing pressures and/or adversely affect our relationships with our key retailers.

Further, consumer preferences continue to evolve due to a number of factors, including evolving consumer concerns or perceptions (whether or not valid) regarding environmental, social and governance (“ESG”) practices, including the sourcing and sustainability of packaging materials, a growing demand for natural or organic products and ingredients and ingredient transparency, evolving consumer concerns or perceptions regarding the effects of ingredients, changing consumer sentiment toward non-local products or sources and changing perceptions of and increased focus on labor and human rights and environmental impacts (including responsible sourcing, deforestation, packaging, plastic, energy and water use and waste management).

If we are not successful in continuing to adapt or to effectively react to changes in consumer behaviors, preferences or purchasing patterns and/or changing market dynamics, including customer policies or the proliferation of eCommerce and alternative retail channels, our business, results of operations, cash flows and financial condition could be adversely affected.

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

Our ability to quickly innovate to adapt and market our products and to adapt our packaging and the sustainability profile of our products to meet evolving consumer preferences is an essential part of our business strategy. The failure to develop and launch successful new products or to adapt our packaging, the sustainability profile of our products or supply chain to meet such preferences could hinder the growth of our business and any delay in the development or launch of a new product could result in us not being the first to market, which could compromise our competitive position and adversely affect our business, results of operations, cash flows and financial condition. In addition, our success in launching new products is also dependent on our ability to deliver effective and efficient marketing in an evolving media landscape (including digital), which is subject to dynamic and increasingly restrictive privacy requirements.

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

•disruptions to our global supply chain, including the closure of manufacturing and distribution facilities, due to, among other things, the lack of availability of raw and packaging materials or manufacturing components; a decrease in our workforce or in the efficiency of such workforce, including as a result of illness, travel restrictions, absenteeism or governmental regulations; transportation and logistics challenges, including as a result of port and border closures and other governmental restrictions or volume and capacity restraints; or the impact of a pandemic, epidemic or other health emergencies, such as the COVID-19 pandemic on our retailers, third party suppliers, contract manufacturers, logistics providers or distributors;

•volatility in the demand for and availability of our products, which may be caused by the temporary inability of our consumers to purchase our products due to illness, financial hardship, quarantine, government actions mandating the closure of our facilities, distributors or retailers and/or imposing travel or movement restrictions, shifts in demand and consumption away from more discretionary or higher priced products to lower-priced products or pantry-loading activity;

•changes in purchasing patterns of our consumers, including a shift to purchasing our products online and disruptions in certain channels;

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

•significant changes in the economic and political conditions of the markets in which we operate, which could restrict our employees’ ability to work and travel, could mandate the closure of certain distributors or retailers, our offices, shared business service centers and/or operating and manufacturing facilities or otherwise could prevent us as well as our third-party partners, suppliers or customers from sufficiently staffing operations, including operations necessary for the manufacture, distribution, sale and support of our products;

•disruptions and volatility in the global capital markets, including rising interest rates, which may increase the cost of capital and adversely impact our access to capital; and/or

•volatility in foreign exchange rates and increases in the cost and availability of raw and packaging materials and transportation and logistics costs.

During the COVID-19 pandemic, many of the communities in which we manufacture, market and sell our products experienced and may in the future experience “stay at home” orders, travel or movement restrictions and other government actions to address the pandemic. While the impact of COVID-19 on our business has largely abated at this time, uncertainties continue, particularly in China where we have substantial manufacturing facilities and business, and in the travel retail channel, where we have experienced and may continue to experience disruptions particularly in our Filorga business. We have also experienced and may continue to experience certain disruptions to our global supply chain due to COVID-19, which have impacted and may continue to impact sales of and consumer access to our products. We have also witnessed and may continue to witness changes in the purchasing patterns of our customers, including a shift in many markets to purchasing our products online. COVID-19 may continue to impact consumer behavior and preferences, shopping patterns and consumption preferences. Uncertainty resulting from COVID-19 could result in an unforeseen additional disruption to our business, including our global supply chain and retailer network, and/or require us to incur additional operational costs.

These and other risks related to COVID-19 have adversely affected and may continue to adversely affect our business, results of operations, cash flows and financial condition. Furthermore, these and other impacts of COVID-19 could also have the effect of heightening many of the other risk factors included in this Item 1A, “Risk Factors,” which could adversely affect our business, results of operations, cash flows and financial condition. For additional information regarding how COVID-19 has affected or is expected to affect our business, refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Executive Overview.”

Damage to our reputation could have an adverse effect on our business.

Maintaining our strong reputation with consumers and our trade partners globally is critical to selling our branded products. Accordingly, we devote significant time and resources to programs designed to protect and preserve our reputation, such as our ethics and compliance, ESG, brand protection and product safety, regulatory and quality initiatives. Negative publicity about us, our brands, our products, our supply chain, our ingredients, our packaging, our ESG practices, or our employees, whether or not deserved, could jeopardize our reputation. Such negative publicity could relate to, among other things, health concerns, threatened or pending litigation or regulatory proceedings, labor and human rights and environmental impact (including responsible sourcing, deforestation, packaging, plastic, energy and water use and waste management) or our ESG practices. In addition, the proliferation of digital and social media has greatly increased the accessibility of information and the speed of its dissemination and the potential for negative publicity. Negative publicity, posts or comments on digital and social media, whether true or untrue, could damage our brands and our reputation. The success of our brands could also suffer if our marketing initiatives do not have the desired impact on a brand’s image or its ability to attract consumers.

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

We have taken and in the future may take certain actions to safeguard our reputation and uphold our ethical values, such as changes to how and where we sell, advertise and invest behind our products and operations, which could adversely affect our business, results of operations, cash flows and financial condition.

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

Our success largely depends on the performance of our management team and other key employees. If we are unable to recruit, attract and retain talented, highly qualified senior management and other key people, our business, results of operations, cash flows and financial condition could be adversely affected. Successfully executing organizational change, including management transitions at leadership levels of the Company and succession plans for senior management, is critical to our business success. While we follow a disciplined, ongoing succession planning process and have succession plans in place for senior management and other key executives, these do not guarantee that the services of qualified senior executives will continue to be available to us at particular moments in time. Further, changes in immigration laws and government policies, including related to the COVID-19 pandemic, have made, in certain circumstances, and may continue to make, it more difficult for us to recruit or relocate highly skilled technical, professional and management personnel to meet our business needs. Our ability to attract and retain talent has been and may continue to be impacted by challenges in the labor market, particularly in the United States, which has experienced and may continue to experience wage inflation, labor shortages and a shift toward a hybrid working model. In addition, we continue to work to advance culture change through the implementation of DE&I initiatives throughout our organization. We continue to embed new ways of working throughout the organization to, among other things, instill a growth mindset to drive innovation with focus, empowerment, experimentation and digitization. If we do not (or are perceived not to) successfully implement these initiatives, our ability to recruit, attract and retain talent may be adversely impacted.

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

Moreover, acquisitions have resulted in and could in the future result in substantial additional debt, the assumption of contingent liabilities, such as litigation or earn-out obligations, or transaction costs. In addition, to the extent that the economic benefits associated with an acquisition or investment diminish in the future or the performance of an acquired company or business is less robust than expected, we may be required to record additional impairments of intangible assets, including trademarks and goodwill. For example, in the fourth quarter of 2022, we took non-cash, aftertax impairment charges of $620 million, to adjust the carrying values of goodwill and intangible assets related to the Filorga skin health business. For additional information regarding recent impairment charges, refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Goodwill and Intangible Asset Impairment Charges.” Any of these risks could adversely impact our reputation and our business, results of operations, cash flows and financial condition.

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

•geopolitical events, wars and military conflicts, such as the war in Ukraine;

•widespread health emergencies, such as COVID-19 or other pandemics or epidemics;

•strikes and other labor disputes;

•disruptions in logistics;

•loss or impairment of key manufacturing or distribution sites;

•loss of key suppliers or contract manufacturers;

•capacity constraints;

•raw material and product quality or safety issues;

•industrial accidents or other occupational health and safety issues;

•the impact on our suppliers of tighter credit or capital markets;

•the lack of availability of qualified personnel, such as truck drivers and production labor;

•governmental incentives and controls (including import and export restrictions, such as new or increased tariffs, sanctions, quotas or trade barriers); and

•natural disasters, including climatic events (including any potential effects of climate change) and earthquakes, tornadoes, acts of war or terrorism, political unrest or uncertainty, fires or explosions, cyber-security incidents and other external factors over which we have no control.

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

Raw and packaging material commodities, such as essential oils, resins, tropical oils, pulp, tallow, corn, poultry and soybeans, are subject to market price variations. Increases in the costs of and/or a reduction in the availability of commodities, energy and logistics (including trucks and containers) and other necessary services, including as a result of COVID-19 and/or the war in Ukraine, have affected and are likely to continue to adversely affect our profit margins. Inflationary pressures have also increased and may continue to increase the cost of such commodities and services. We have taken and may continue to take actions to mitigate these cost increases in the form of price increases and efforts to achieve cost efficiencies in areas such as manufacturing and distribution, or otherwise manage the exposure through sourcing strategies, ongoing productivity initiatives and the limited use of commodity hedging contracts. These actions may not, however, fully offset these higher costs and our business, results of operations, cash flows and financial condition have been and may continue to be adversely impacted. In addition, even if we are able to increase the prices of our products in response to commodity and other cost increases, we may not be able to sustain the price increases which may lead to declines in volume. If competitors do not adjust their prices or if consumers decide not to pay higher prices and forego purchasing certain of our products or switch to “private label” or lower-priced product offerings, sales declines, a deterioration in our profitability and loss of market share may occur which could adversely affect our business, results of operations, cash flows and financial condition. See “Our business results depend on our ability to manage disruptions in our global supply chain and/or key office facilities” above for additional information.

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

We may not fully realize the benefits that we expect from our 2022 Global Productivity Initiative.

On January 27, 2022, the Board approved a targeted productivity program (the “2022 Global Productivity Initiative”). The program is intended to reallocate resources toward our strategic priorities and faster growth businesses, drive efficiencies in our operations and streamline our supply chain to reduce structural costs. The successful implementation of the program may present organizational challenges and, in some cases, may require successful negotiations with third parties. As a result, we may not be able to fully realize all of the anticipated benefits from the 2022 Global Productivity Initiative. Events and circumstances, such as financial or strategic difficulties, delays and unexpected costs may occur that could result in our not realizing all of the anticipated benefits or our not realizing such benefits on our expected timetable. In addition, changes in foreign exchange rates or in tax, labor or immigration laws may result in our not achieving the anticipated cost savings as measured in U.S. dollars. If we are unable to fully realize the anticipated savings from the 2022 Global Productivity Initiative, our ability to fund other initiatives and enhance profitability may be adversely affected. Any failure to implement the 2022 Global Productivity Initiative in accordance with our expectations could adversely affect our business, results of operations, cash flows and financial condition. For additional information regarding the 2022 Global Productivity Initiative, refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Restructuring and Related Implementation Charges.”

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

•marketing products to consumers;

•collecting, storing, transferring and/or processing customer, consumer, employee, vendor, investor and other stakeholder information and personal data, including, but not limited to, such data from residents of states, countries and regions with important data protection laws and regulations;

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

Climate change resulting from increased concentrations of carbon dioxide and other greenhouse gases (“GHG”) in the atmosphere and its impact on global temperatures, weather patterns and the frequency and severity of natural disasters and other extreme weather conditions may adversely impact our business, results of operations, cash flows and financial condition. Specifically, the predicted effects of climate change may exacerbate challenges regarding the availability and quality of water and the cost, quality and availability of raw and packaging materials, pose physical risks to our facilities and those of our key suppliers, disrupt our global supply chain or impact demand for our products. In addition, the increased concern over climate change has resulted and is likely to continue to result in additional legal and regulatory requirements intended to, among other things, reduce or mitigate the effects of climate change and have related and may relate to, among other things, GHG emissions (e.g., carbon pricing), alternative energy policy and additional disclosure obligations. Such additional regulation may adversely affect our business, results of operations, cash flows and financial condition by increasing our compliance and manufacturing costs and/or negatively impacting our reputation if we are unable to, or are perceived (whether or not valid) not to, satisfy such requirements or expectations. Achieving our sustainability and social impact targets will require significant efforts from us and other stakeholders, such as our suppliers and other third parties. It will also require capital investment, additional expense (e.g., renewable energy costs) and the development of technology that may not currently exist. Any failure to achieve our sustainability and social impact targets or the perception (whether or not valid) that we have failed to act responsibly with respect to such matters or to effectively respond to new or additional legal or regulatory requirements regarding climate change or other sustainability matters, could result in adverse publicity and adversely affect our business and reputation. There is also increased focus, including by governmental and non-governmental organizations, investors, customers, consumers, regulators, our employees and other stakeholders on these and other sustainability and social impact matters, including responsible sourcing and deforestation, the use of plastic, energy and water, the recyclability or recoverability of packaging, including single-use and other plastic packaging, and a growing demand for natural or organic products and ingredients and ingredient transparency. Our reputation could be damaged if we do not (or are perceived not to) act responsibly with respect to sustainability matters, which could adversely affect our business, results of operations, cash flows and financial condition.

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

Financial and Economic Risks

Uncertain or unfavorable global economic conditions may adversely affect our business.

Uncertain or unfavorable global economic conditions could adversely affect our business. Unfavorable global economic conditions, such as a recession, an economic slowdown, inflation, higher interest rates and/or reduced category growth rates, including as a result of the COVID-19 pandemic and/or the war in Ukraine, have negatively impacted and could negatively impact our business and result in declining revenues, profitability and/or cash flows. Although we continue to devote significant resources to support our brands and market our products at multiple price points, during periods of economic uncertainty or unfavorable economic conditions, consumers may reduce consumption or discretionary spending and/or change their purchasing patterns by foregoing purchasing certain of our products or by switching to “private label,” or lower-priced product offerings. These changes could reduce demand for our products or result in a shift in our product mix, as consumers may choose products that sell at lower prices. Additionally, our retailers may be impacted and they may increase pressure on our selling prices or increase promotional activity for lower-priced or value offerings as they seek to maintain sales volumes and margins. Furthermore, economic conditions can cause our suppliers, distributors, contract manufacturers, logistics providers or other third-party partners to suffer financial or operational difficulties, which may impact their inability to provide us with or distribute finished product, raw and packaging materials and/or services in a timely manner or at all. In addition, we could face difficulty collecting or recovering accounts receivables from third parties facing financial or operational difficulties.

Disruptions in the credit markets or changes to our credit ratings may adversely affect our business.

While we currently generate significant cash flows from ongoing operations and have access to global credit markets through our various financing activities, a disruption or volatility in the credit markets, interest rate increases or changes to our credit rating or changes that may result from the continued implementation of new benchmark rates that are replacing the London Interbank Offered Rate (“LIBOR”) could negatively impact the availability or cost of funding. Reduced access to credit or increased costs could adversely affect our liquidity and capital resources or significantly increase our cost of capital. In addition, if any financial institutions that hold our cash or other investments or that are parties to our undrawn revolving credit facility supporting our commercial paper programs or other financing arrangements, such as interest rate, foreign exchange or commodity hedging instruments, were to declare bankruptcy or become insolvent, they may be unable to perform under their agreements with us. This could leave us with reduced borrowing capacity or unhedged against certain interest rate, foreign currency or commodity price exposures. In addition, tighter or more volatile credit markets may lead to business disruptions for certain of our suppliers, contract manufacturers or trade customers which could, in turn, adversely impact our business, results of operations, cash flows and financial condition.

Tax matters, including changes in tax rates, disagreements with taxing authorities and imposition of new taxes could negatively impact our business.

We are subject to taxes in the U.S. and in the foreign jurisdictions where we do business. Due to economic and political conditions, tax rates in the U.S. and various foreign jurisdictions have been and may be subject to significant change. Changes in the mix of our earnings between countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities related to changes in tax rates, changes in tax laws, including how existing tax laws are interpreted or enforced, or contemplated changes in long-standing tax principles, if finalized and adopted, could adversely impact our future effective tax rate and business, results of operations, cash flows and financial condition. For example, long-standing international tax norms that determine each country’s jurisdiction to tax cross-border international trade are evolving as a result of a multilateral project, the Base Erosion and Profit Shifting Project (the “BEPS Project”), that has established new principles and reporting requirements recommended by the member countries of the Organization for Economic Cooperation and Development (the “OECD”). In connection with the BEPS Project, companies are required to disclose more information to tax authorities on operations around the world, which may lead to greater audit scrutiny of profits earned in countries outside of the U.S. Many jurisdictions have already enacted legislation and adopted policies resulting from the BEPS Project. The OECD, is also addressing the challenges of the digitization of the global economy with plans to redefine jurisdictional taxation rights in market countries and establish a global minimum tax. In addition, we are evaluating the impact of recent legislation in the U.S., such as the Inflation Reduction Act of 2022 that, among other things, provides for a corporate alternative minimum tax, and in the European Union, such as the Minimum Tax Directive that provides for a minimum level of taxation for certain large corporations in every jurisdiction in which they operate. As these and other tax laws and related regulations change, our business, results of operations, cash flows and financial condition could be materially impacted. For more information regarding recent legislation, refer to Part II, Item 7

"Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Income Taxes."

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

We own or lease approximately 320 properties, which include manufacturing, distribution, research and office facilities worldwide. Our corporate headquarters is located in a leased property at 300 Park Avenue, New York, New York.

In the U.S., we operate in approximately 80 properties, of which 16 are owned. Major U.S. manufacturing and warehousing facilities used by the Oral, Personal and Home Care product segment of our business are located in Ohio, South Carolina and Tennessee. The Pet Nutrition segment has major manufacturing and warehousing facilities in Indiana, Kansas, Kentucky, Ohio, Oklahoma and South Carolina.

Overseas, we operate in approximately 240 properties, of which 58 are owned, in over 80 countries. Major overseas manufacturing and warehousing facilities used by the Oral, Personal and Home Care product segment of our business are located in Australia, Brazil, China, Colombia, France, Greece, Guatemala, India, Italy, Mexico, Poland, South Africa, Thailand, Turkiye, Venezuela and Vietnam. The Pet Nutrition segment has major manufacturing and warehousing facilities in the Czech Republic, Italy and the Netherlands.

The primary research center for Oral Care and Personal Care products is located in New Jersey, the primary research center for Home Care products is located in Mexico and the primary research center for Pet Nutrition products is located in Kansas. Our global data center is also located in New Jersey.

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

As of December 31, 2022, the number of common shareholders of record was 17,468.

Issuer Purchases of Equity Securities

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

The following table shows the share repurchase activity for the three months in the quarter ended December 31, 2022:

Month	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(3) (in millions)
October 1 through 31, 2022	2,911,468	$71.56	2,909,283	4,172
November 1 through 30, 2022	1,430,528	$74.88	1,426,840	4,065
December 1 through 31, 2022	985,497	$77.86	977,500	3,989
Total	5,327,493	$73.62	5,313,623
_______
(1)Includes share repurchases under the 2022 Program and those associated with certain employee elections under the Company’s compensation and benefit programs.
(2)The difference between the total number of shares purchased and the total number of shares purchased as part of publicly announced plans or programs is 13,870 shares, which represents shares deemed surrendered to the Company to satisfy certain employee elections under the Company’s compensation and benefit programs.
(3)Includes approximate dollar value of shares that were available to be purchased under the publicly announced plans or programs that were in effect as of December 31, 2022.

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

Operationally, we are organized along geographic lines with management teams having responsibility for the business and financial results in each region. We compete in more than 200 countries and territories worldwide with established businesses in all regions contributing to our sales and profitability. Approximately two-thirds of our Net sales are generated from markets outside the U.S., with approximately 45% of our Net sales coming from emerging markets (which consist of Latin America, Asia (excluding Japan), Africa/Eurasia and Central Europe). This geographic diversity and balance help to reduce our exposure to business and other risks in any one country or part of the world.

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

(Dollars in Millions Except Per Share Amounts)
COVID-19

The COVID-19 pandemic and government steps to reduce the spread and address the impact of COVID-19 have had and continue to have an impact on the way people live, work, interact and shop. During the COVID-19 pandemic, many of the communities in which we manufacture, market and sell our products experienced and may in the future experience “stay at home” orders, travel or movement restrictions and other government actions to address the pandemic. While the impact of COVID-19 on our business has largely abated at this time, uncertainties continue, particularly in China where we have substantial manufacturing facilities and business, and in the travel retail channel, where we have experienced and may continue to experience disruptions particularly in our Filorga business. We have also experienced certain disruptions to our global supply chain due to COVID-19, which have impacted and may continue to impact sales of and consumer access to our products. In addition, we have witnessed changes in the purchasing patterns of our customers, including a shift in many markets to purchasing our products online. COVID-19 may continue to impact consumers’ behavior, shopping patterns and consumption preferences.

While we currently expect to be able to continue operating our business as described above, uncertainty resulting from COVID-19 could result in unforeseen additional disruptions to our business, including our global supply chain and retailer network, and/or require us to incur additional operational costs.

For more information about the anticipated COVID-19 impact, see “Outlook” below.

The War in Ukraine

The war in Ukraine, and the related geopolitical tensions, have had and continue to have a significant impact on our operations in Ukraine and Russia, though it has not been material to our Consolidated Financial Statements. The safety of our employees and partners in Ukraine has been and remains our first priority. While our ability to do business in Ukraine has been significantly impacted, we remain committed to rebuilding our business there and to providing access to essential products to people in the region. We have suspended the importation and sales of all products in Russia other than essential health and hygiene products for everyday use and ceased all capital investments and media activities in Russia. While these actions have impacted our Eurasia business, they have not had a material impact on our consolidated results of operations, cash flow or financial condition. In 2022, our Eurasia business constituted approximately 2% of our consolidated net sales and approximately 3% of our consolidated operating profit (the majority of which was Russia). We also continue to monitor the impact of sanctions and export controls imposed in response to the war in Ukraine. The situation is rapidly evolving and significant uncertainties remain regarding the full impact of the war and the related impact on the global economy and geopolitical relations generally, and on our business in particular. We have seen and expect to continue to see the war’s impact on the global economy and our business including, among other things, the cost of raw and packaging materials and commodities (including the price of oil and natural gas), supply chain and logistics challenges and foreign currency volatility. For more information about factors that could impact our business, including due to the war in Ukraine, refer to Part I, Item 1A “Risk Factors” of this Annual Report on Form 10-K.

(Dollars in Millions Except Per Share Amounts)
Business Strategy

To achieve our business and financial objectives, we are focused on driving organic sales growth and long-term profitable growth through science-led, core and premium innovation; pursuing higher-growth adjacent categories and segments; expanding in faster-growing channels and markets and delivering margin expansion through operating leverage and efficiency. We continue to prioritize our investments in high growth segments within our Oral Care, Personal Care and Pet Nutrition businesses. We are also seeking to maximize the impact of our environmental, social and governance programs and leading in the development of human capital, including our sustainability and social impact and DE&I strategies, which we are working to integrate across our organization. We are strengthening and leveraging our capabilities in areas such as innovation, digital, eCommerce and data and analytics, enabling us to be more responsive in today’s rapidly changing world. In particular, we believe our digital transformation is of paramount importance to our success going forward. We continue to invest behind our brands, including through advertising, and to develop initiatives to build strong relationships with consumers, dental, veterinary and skin health professionals and traditional and eCommerce retailers. We also continue to broaden our eCommerce offerings, including direct-to-consumer and subscription services. We continue to believe that growth opportunities are greater in those areas of the world in which economic development and rising consumer incomes expand the size and number of markets for our products.

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

Significant Items Impacting Comparability

During the fourth quarter of 2022, we recorded a non-cash charge of $721 pretax ($620 aftertax) to adjust the carrying values of goodwill and intangible assets related to the Filorga skin health business. The impairment was due primarily to the continued impact of the COVID-19 pandemic on the Filorga business, particularly in China, as a result of government restrictions and reduced consumer mobility, which negatively impacted consumption in the duty-free, travel retail and pharmacy channels, and the impact of significantly higher interest rates. See Note 5, Goodwill and Other Intangible Assets to the Consolidated Financial Statements for further information.

On September 30, 2022, the Company acquired a business for a purchase price, as adjusted, of $719, which operates three dry pet food manufacturing plants in the United States, from Red Collar Pet Foods Holdings, Inc. and Red Collar Pet Foods Holdings, L.P. (collectively, “Red Collar Pet Foods”) to further support the global growth of the Hill’s Pet Nutrition business. See Note 3, Acquisitions to the Consolidated Financial Statements for additional information.

In July 2022, one of the Company’s subsidiaries in Asia Pacific completed the sale of land and recognized a pretax gain of $47 ($15 aftertax attributable to the Company).

On January 27, 2022, the Company’s Board of Directors (the “Board”) approved a targeted productivity program (the “2022 Global Productivity Initiative”). The program is intended to reallocate resources towards our strategic priorities and faster growth businesses, drive efficiencies in our operations and streamline our supply chain to reduce structural costs. Implementation of the 2022 Global Productivity Initiative, which is expected to be substantially completed by mid-year 2024, is estimated to result in cumulative pretax charges, once all phases are approved and implemented, in the range of $200 to $240 ($170 to $200 aftertax). Annualized pretax savings are projected to be in the range of $90 to $110 ($70 to $85 aftertax), once all projects are approved and implemented. For more information regarding the 2022 Global Productivity Initiative, see “Restructuring and Related Implementation Charges” below.

In the year ended December 31, 2022, we incurred pretax costs of $110 (aftertax costs of $87) resulting from the 2022 Global Productivity Initiative.

(Dollars in Millions Except Per Share Amounts)
In the fourth quarter of 2021, we recorded a non-cash charge of $571 pretax ($518 aftertax) to adjust the carrying values of goodwill and indefinite-lived intangible assets related to the Filorga skin health business. The impairment was due primarily to the impact of the COVID-19 pandemic on the Filorga business as a result of government restrictions and reduced consumer mobility, which negatively impacted consumption in the duty-free, travel retail and pharmacy channels. See Note 5, Goodwill and Other Intangible Assets to the Consolidated Financial Statements for further information.

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

In 2019, we received a favorable judgment regarding certain value-added tax previously paid in Brazil. As a result of this favorable judgment, the Company filed an application with the Brazilian government to recover value-added tax previously paid and recorded a benefit. In May 2021, the Brazilian Supreme Court issued a clarifying ruling allowing a higher deduction of state value-added tax when determining the taxable base. In light of this ruling, we recorded an additional benefit of $26 pretax ($20 aftertax) in the year ended December 31, 2021.

(Dollars in Millions Except Per Share Amounts)
Outlook

Looking forward, we expect global macroeconomic, political and market conditions to remain challenging, including as a result of inflation and rising interest rates. During the year ended December 31, 2022, all of our divisions experienced significantly higher raw and packaging material costs. We also incurred increased logistics costs due to volume and capacity constraints in the shipping and logistics industry, higher eCommerce demand and the war in Ukraine. We expect this difficult cost environment to continue in 2023. We are taking additional pricing to try to offset these increases in raw and packaging materials and logistics costs. This may, in turn, negatively impact consumer demand for our products. Additionally, inflation is impacting the broader economy with consumers around the world facing widespread rising prices as well as rising interest rates resulting from measures to address inflation. Such inflation and rising interest rates may negatively impact consumer consumption or discretionary spending and/or change their purchasing patterns by foregoing purchasing certain of our products or by switching to “private label” or lower-priced product offerings. Although we continue to devote significant resources to support our brands and market our products at multiple price points, these changes could reduce demand for and sales volumes of our products or result in a shift in our product mix from higher margin to lower margin product offerings. In light of this challenging environment, we expect increased volatility across all of our categories and it is therefore difficult to predict category growth rates in the near term.

Given that approximately two-thirds of our Net sales originate in markets outside the U.S., we have experienced and will likely continue to experience volatile foreign currency fluctuations. As discussed above, we have also experienced higher raw and packaging material and logistics costs. While we have taken, and will continue to take, measures to mitigate the effect of these conditions, such as the 2022 Global Productivity Initiative and our funding-the-growth and revenue growth management initiatives, including additional pricing, in the current environment, it may become increasingly difficult to implement certain of these mitigation strategies. Should these conditions persist, they could adversely affect our future results.

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

We have been negatively affected by changes in the policies and practices of our trade customers in key markets, such as inventory destocking, fulfillment requirements, limitations on access to shelf space, delisting of our products and certain sustainability, supply chain and packaging standards or initiatives. In addition, the retail landscape in many of our markets continues to evolve as a result of the continued growth of eCommerce, changing consumer preferences (as consumers increasingly shop online and via mobile and social applications) and the increased presence of alternative retail channels, such as subscription services and direct-to-consumer businesses. We plan to continue to invest behind our digital and analytics capabilities and higher growth businesses. The substantial growth in eCommerce and the emergence of alternative retail channels have created and may continue to create pricing pressures and/or adversely affect our relationships with our key retailers.

We continue to closely monitor the impact of the war in Ukraine, COVID-19 and the challenging market conditions discussed above on our business and the related uncertainties and risks. While we have taken, and will continue to take, measures to mitigate the effects of these conditions, we cannot estimate with certainty the full extent of their impact on our business, results of operations, cash flows and/or financial condition. For more information about factors that could impact our business, see “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.

We believe that we are well prepared to meet the challenges ahead due to our strong financial condition, experience operating in challenging environments, resilient global supply chain, dedicated and diverse global team and focused business strategy. Our strategy is based on driving organic sales growth and long-term profitable growth through science-led, core and premium innovation; pursuing higher-growth adjacent categories and segments, expanding in faster growing channels and markets and delivering margin expansion through operating leverage and efficiency. We are also seeking to maximize the impact of our environmental, social and governance programs and leading in the development of human capital, including our sustainability and social impact and DE&I strategies. Our commitment to these priorities, the strength of our brands, the breadth of our global footprint and a commitment to profitability and driving efficiency in cash generation should position us well to manage through the challenges we face and increase shareholder value over time.

(Dollars in Millions Except Per Share Amounts)
Results of Operations

This section of this Annual Report on Form 10-K generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. Discussions of 2020 items and year-to-year comparisons between 2021 and 2020 that are not included in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Net Sales

Worldwide Net sales were $17,967 in 2022, up 3.0% from 2021, due to net selling price increases of 9.5%, partially offset by volume declines of 2.0% and negative foreign exchange of 4.5%. Acquisitions contributed 0.5% to volume. Organic sales (Net sales excluding, as applicable, the impact of foreign exchange, acquisitions and divestments), a non-GAAP financial measure as discussed below, increased 7.0% in 2022.

Net sales in the Oral, Personal and Home Care product segment were $14,254 in 2022, up 1.0% from 2021, due to net selling price increases of 9.0%, partially offset by volume declines of 3.5%, and negative foreign exchange of 4.5%. Organic sales in the Oral, Personal and Home Care product segment increased 5.5% in 2022.

The increase in organic sales in 2022 versus 2021 was due to increases in Oral Care, Personal Care and Home Care organic sales. The increase in Oral Care was primarily due to organic sales growth in the toothpaste and manual toothbrush categories. The increase in Personal Care was primarily due to organic sales growth in the bar soap and underarm protection categories, partially offset by organic sales declines in the skin care category. The increase in Home Care was primarily due to organic sales growth in the fabric softener and surface cleaner categories.

The Company’s share of the global toothpaste market was 39.8% for full year 2022, up 0.5 share points from full year 2021, and its share of the global manual toothbrush market was 31.7% for full year 2022, up 0.7 share points from full year 2021. Full year 2022 market shares in toothpaste were up in Europe and were flat in North America, Latin America, Asia Pacific and Africa/Eurasia versus full year 2021. In the manual toothbrush category, full year 2022 market shares were up in North America, down in Latin America and were flat in Europe, Asia Pacific and Africa/Eurasia versus full year 2021. For additional information regarding the Company’s use of market share data and limitations of such data, see “Market Share Information” below.

Net sales for Hill’s Pet Nutrition were $3,713 in 2022, an increase of 12.0% from 2021, driven by volume growth of 4.0% and net selling price increases of 11.5%, partially offset by negative foreign exchange of 3.5%. Acquisitions contributed 2.5% to volume. Organic sales for Hill’s Pet Nutrition increased 13.0% in 2022.

The increase in organic sales in 2022 versus 2021 was due to increases in organic sales in the Science Diet and Prescription Diet categories.

(Dollars in Millions Except Per Share Amounts)
Gross Profit/Margin

Worldwide Gross profit decreased 1% to $10,248 in 2022 from $10,375 in 2021, reflecting a decrease of $452 resulting from lower Gross profit margin and an increase of $325 resulting from higher Net sales.

Worldwide Gross profit margin decreased to 57.0% in 2022 from 59.6% in 2021. This decrease in Gross profit margin was primarily due to higher raw and packaging material costs (810 bps), partially offset by higher pricing (360 bps) and cost savings from the Company’s funding-the-growth initiatives (220 bps).

	2022	2021
Gross profit	$10,248	$10,375

	2022	2021	Basis Point Change
Gross profit margin	57.0%	59.6%	(260)

(Dollars in Millions Except Per Share Amounts)
Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 2% to $6,565 in 2022 from $6,407 in 2021. Selling, general and administrative expenses in 2022 included charges resulting from the 2022 Global Productivity Initiative. Excluding charges resulting from the 2022 Global Productivity Initiative, Selling, general and administrative expenses increased to $6,560 in 2022 from $6,407 in 2021, reflecting higher overhead expenses of $177 and decreased advertising investment of $24.

Selling, general and administrative expenses as a percentage of Net sales decreased to 36.5% in 2022 from 36.8% in 2021. This decrease was due to decreased advertising investment (50 bps), partially offset by higher overhead expenses (20 bps), both as a percentage of Net sales. Higher overhead expenses were driven by higher logistics costs (70 bps), partially offset by overhead efficiencies (50 bps). In 2022, advertising investment decreased as a percentage of Net sales to 11.1% from 11.6% in 2021 and decreased by 1.2% in absolute terms to $1,997 as compared with $2,021 in 2021.

	2022	2021
Selling, general and administrative expenses, GAAP	$6,565	$6,407
2022 Global Productivity Initiative	(5)	—
Selling, general and administrative expenses, non-GAAP	$6,560	$6,407

	2022	2021	Basis Point Change
Selling, general and administrative expenses as a percentage of Net sales	36.5%	36.8%	(30)

(Dollars in Millions Except Per Share Amounts)
Other (Income) Expense, Net

Other (income) expense, net was $69 and $65 in 2022 and 2021, respectively. Other (income) expense, net in 2022 included charges resulting from the 2022 Global Productivity Initiative, a gain on the sale of land in Asia Pacific and acquisition-related costs. Other (income) expense, net in 2021 included a benefit related to a value-added tax matter in Brazil.

	2022	2021
Other (income) expense, net, GAAP	$69	$65
2022 Global Productivity Initiative	(90)	—
Gain on the sale of land in Asia Pacific	47	—
Acquisition-related costs	(19)	—
Value-added tax matter in Brazil	—	26
Other (income) expense, net, non-GAAP	$7	$91

Excluding the items described above in both periods, as applicable, Other (income) expense, net was $7 in 2022 and $91 in 2021, comprised of the following:

	2022	2021
Amortization of intangible assets	$80	$89
Equity income	(12)	(12)
Gains from marketable securities and other assets	(22)	(8)
Indirect tax refunds	(14)	(5)
Other, net	(25)	27
Total Other (income) expense, net	$7	$91

Goodwill and Intangible Assets Impairment Charges

In the fourth quarter of 2022, the Company made revisions to the internal forecasts relating to its Filorga reporting unit due primarily to the continued impact of the COVID-19 pandemic, particularly in China, as a result of government restrictions and reduced consumer mobility, which negatively impacted consumption in the duty-free, travel retail and pharmacy channels. The Company concluded that the changes in circumstances in this reporting unit and the impact of significantly higher interest rates triggered the need for an interim impairment review of its indefinite-lived trademark, goodwill and long-lived assets which consists primarily of customer relationships. As a result of the interim impairment test, the Company concluded that the carrying value of the trademark and customer relationships exceeded their estimated fair value and recorded impairment charges of $300 and $89, respectively, reducing their carrying values to $257 and $118, respectively, as of December 31, 2022. After adjusting the carrying values of the trademark and customer relationship intangible assets, the Company completed a quantitative impairment test for goodwill and recorded a goodwill impairment charge of $332 in the Filorga reporting unit, reducing the carrying value of goodwill to $214 as of December 31, 2022.

In the fourth quarter of 2021, the Company made revisions to the internal forecasts relating to its Filorga reporting unit due primarily to the impact of the COVID-19 pandemic on the Filorga skin health business as a result of government restrictions and reduced consumer mobility, which negatively impacted consumption in the duty-free, travel retail and pharmacy channels. The Company performed an impairment review and concluded that the carrying value of the trademark exceeded its estimated fair value, and recorded an impairment charge of $204, reducing the carrying value to approximately $588. After adjusting the carrying value of the trademark, the Company completed a quantitative impairment test for goodwill and recorded a goodwill impairment charge of $367 in the Filorga reporting unit, reducing the carrying value of goodwill to approximately $577.

The Company continues to believe in the strength of the Filorga brand and is confident about its growth opportunities. See Note 5, Goodwill and Other Intangible Assets to the Consolidated Financial Statements for further information.

(Dollars in Millions Except Per Share Amounts)
Operating Profit

Operating profit decreased 13% to $2,893 in 2022 from $3,332 in 2021. In 2022, Operating profit included goodwill and intangible assets impairment charges related to the Filorga reporting unit, charges resulting from the 2022 Global Productivity Initiative, a gain on the sale of land in Asia Pacific and acquisition-related costs. In 2021, Operating profit included goodwill and intangible assets impairment charges related to the Filorga reporting unit and a benefit related to a value-added tax matter in Brazil. Excluding these items in both periods, as applicable, Operating profit decreased 5% to $3,681 in 2022 from $3,877 in 2021.

    Operating profit margin was 16.1% in 2022, a decrease of 300 bps compared with 19.1% in 2021. Excluding the items described above in both periods, as applicable, Operating profit margin was 20.5% in 2022, a decrease of 180 bps from 22.3% in 2021. This decrease in Operating profit in 2022 was due to a decrease in Gross profit (260 bps), partially offset by a decrease in Other (income) expense, net (50 bps) and a decrease in selling, general and administrative expenses (30 bps), all as a percentage of Net sales.

	2022	2021	% Change
Operating profit, GAAP	$2,893	$3,332	(13)%
Goodwill and intangible assets impairment charges	721	571
2022 Global Productivity Initiative	95	—
Gain on the sale of land in Asia Pacific	(47)	—
Acquisition-related costs	19	—
Value-added tax matter in Brazil	—	(26)
Operating profit, non-GAAP	$3,681	$3,877	(5)%

	2022	2021	Basis Point Change
Operating profit margin, GAAP	16.1%	19.1%	(300)
Goodwill and intangible assets impairment charges	4.0%	3.4%
2022 Global Productivity Initiative	0.5%	—%
Gain on the sale of land in Asia Pacific	(0.2)%	—%
Acquisition-related costs	0.1%	—%
Value-added tax matter in Brazil	—%	(0.2)%
Operating profit margin, non-GAAP	20.5%	22.3%	(180)

Non-Service Related Postretirement Costs

Non-service related postretirement costs were $80 in 2022 compared to $70 in 2021. In 2022, Non-service related postretirement costs included charges resulting from the 2022 Global Productivity Initiative. Excluding charges resulting from the 2022 Global Productivity Initiative, Non-service related postretirement costs were $65 in 2022 compared to $70 in 2021.

	2022	2021
Selling, general and administrative expenses, GAAP	$80	$70
2022 Global Productivity Initiative	(15)	—
Selling, general and administrative expenses, non-GAAP	$65	$70

(Dollars in Millions Except Per Share Amounts)
Interest (Income) Expense, Net

Interest (income) expense, net was $153 in 2022 compared to $175 in 2021. In 2021, Interest (income) expense, net included a loss on the early extinguishment of debt. Excluding the loss on the early extinguishment of debt, Interest (income) expense, net was $153 in 2022 compared to $100 in 2021, primarily due to higher average interest rates on debt and higher debt balances.

	2022	2021
Interest (income) expense, net, GAAP	$153	$175
Loss on early extinguishment of debt	—	(75)
Interest (income) expense, net, non-GAAP	$153	$100

(Dollars in Millions Except Per Share Amounts)
Income Taxes

The effective income tax rate was 26.1% in 2022 and 24.3% in 2021. As reflected in the table below, the non-GAAP effective income tax rate was 23.3% in 2022 and 22.0% in 2021.

	2022
	Income Before Income Taxes	Provision For Income Taxes(1)	Effective Income Tax Rate(2)
As Reported GAAP	$2,660	$693	26.1%
Goodwill and intangible assets impairment charges	721	101	(2.6)%
2022 Global Productivity Initiative	110	22	(0.1)%
Gain on the sale of land in Asia Pacific	(47)	(11)	—%
Acquisition-related costs	19	3	(0.1)%
Non-GAAP	$3,463	$808	23.3%

	2021
	Income Before Income Taxes	Provision For Income Taxes(1)	Effective Income Tax Rate(2)
As Reported GAAP	$3,087	$749	24.3%
Goodwill and intangible assets impairment charges	571	53	(2.1)%
Loss on early extinguishment of debt	75	20	(0.3)%
Value-added tax matters in Brazil	(26)	(6)	0.1%
Non-GAAP	$3,707	$816	22.0%
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
The effective income tax rate in all years benefited from tax planning associated with the Company's global business initiatives.

On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was enacted, which among other things, implements a 15% minimum tax on book income of certain large corporations effective for years beginning after December 31, 2022. Based on the Company’s preliminary analysis, the IRA is not expected to have a material impact on the Company’s Consolidated Financial Statements. The Company will continue to evaluate the impact of this law as additional guidance and clarification becomes available.

Additionally, on December 15, 2022, the 27 member states of the European Union (“EU”) reached an agreement on a minimum level of taxation for certain large corporations to pay a minimum corporate tax rate of 15% in every jurisdiction in which they operate. This agreement, which is known as the Minimum Taxation Directive, must be transposed into the laws of all EU member states by December 31, 2023. The Company is currently evaluating the impact of this Directive on the Company’s Consolidated Financial Statements.

The Company has ongoing federal, state and international income tax audits in various jurisdictions and evaluates uncertain tax positions that may be challenged by local tax authorities and not fully sustained. All U.S. federal income tax returns through December 31, 2013 have been audited by the Internal Revenue Service (the “IRS”) and there are limited matters which the Company plans to appeal for years 2010 through 2013. One such matter relates to the IRS assessment of taxes on the Company by imputing income on certain activities within one of our international operations. In light of a recent U.S. Tax Court ruling subsequent to December 31, 2022 in favor of the IRS against an unrelated party on a similar

(Dollars in Millions Except Per Share Amounts)
matter, the Company is in the process of reassessing its position as it relates to this matter. The Company is currently under audit by the IRS, where the same matter is being discussed, for the years 2014 through 2018. The amount of tax plus interest for the years 2010 through 2018 is estimated to be approximately $145, which is not included in our uncertain tax positions. Refer to Note 11, Income Taxes to the Consolidated Financial Statements for further discussion of the Company’s tax matters.

Net income attributable to Colgate-Palmolive Company and Earnings per share

Net income attributable to Colgate-Palmolive Company was $1,785, or $2.13 per share on a diluted basis, in 2022, a decrease from $2,166, or $2.55 per share on a diluted basis, in 2021. In 2022, Net income attributable to Colgate-Palmolive Company included goodwill and intangible assets impairment charges, charges resulting from the 2022 Global Productivity Initiative, a gain on the sale of land in Asia Pacific and acquisition-related costs. In 2021, Net income attributable to Colgate-Palmolive Company included goodwill and intangible assets impairment charges, a loss on the early extinguishment of debt and a benefit related to a value-added tax matter in Brazil.

Excluding the items described above in both periods, as applicable, Net income attributable to Colgate-Palmolive Company decreased 8% to $2,493 in 2022 from $2,719 in 2021, and Earnings per common share on a diluted basis decreased 7% to $2.97 in 2022 from $3.21 in 2021.

	2022
	Income Before Income Taxes	Provision For Income Taxes(1)	Net Income Including Noncontrolling Interests	Less: Income Attributable To Noncontrolling Interests	Net Income Attributable to Colgate-Palmolive Company	Diluted Earnings Per Share(2)
As Reported GAAP	$2,660	$693	$1,967	$182	$1,785	$2.13
Goodwill and intangible assets impairment charges	721	101	620	—	620	0.74
2022 Global Productivity Initiative	110	22	88	1	87	0.10
Gain on the sale of land in Asia Pacific	(47)	(11)	(36)	(21)	(15)	(0.02)
Acquisition-related costs	19	3	16	—	16	0.02
Non-GAAP	$3,463	$808	$2,655	$162	$2,493	$2.97

	2021
	Income Before Income Taxes	Provision For Income Taxes(1)	Net Income Including Noncontrolling Interests	Less: Income Attributable To Noncontrolling Interests	Net Income Attributable to Colgate-Palmolive Company	Diluted Earnings Per Share(2)
As Reported GAAP	$3,087	$749	$2,338	$172	$2,166	$2.55
Goodwill and intangible assets impairment charges	571	53	518	—	518	0.61
Loss on early extinguishment of debt	75	20	55	—	55	0.07
Value-added tax matters in Brazil	(26)	(6)	(20)	—	(20)	(0.02)
Non-GAAP	$3,707	$816	$2,891	$172	$2,719	$3.21
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

Oral, Personal and Home Care

    North America

	2022	2021	% Change
Net sales	$3,816	$3,694	3.5%
Operating profit	$761	$754	1%
% of Net sales	19.9%	20.4%	(50)	bps

Net sales in North America increased 3.5% in 2022 to $3,816, driven by net selling price increases of 5.5%, partially offset by volume declines of 2.0%, while foreign exchange was flat. Organic sales in North America increased 3.5% in 2022. The organic sales growth was led by the United States.

The increase in organic sales in North America in 2022 versus 2021 was due to increases in Oral Care, Personal Care and Home Care organic sales. The increase in Oral Care was primarily due to organic sales growth in the toothpaste and manual toothbrush categories. The increase in Personal Care was primarily due to organic sales growth in the bar soap and liquid hand soap categories, partially offset by organic sales declines in the skin care category. The increase in Home Care was primarily due to organic sales growth in the surface cleaner and hand dish categories.

Operating profit in North America increased 1% in 2022 to $761, while as a percentage of Net sales it decreased 50 bps to 19.9%. This decrease in Operating profit as a percentage of Net sales was primarily due to a decrease in Gross profit (60 bps), partially offset by a decrease in Selling, general and administrative expenses (40 bps), both as a percentage of Net sales. This decrease in Gross profit was primarily due to higher raw and packaging material costs (550 bps), partially offset by cost savings from the Company’s funding-the-growth initiatives (220 bps) and higher pricing. This decrease in Selling, general and administrative expenses was due to lower overhead expenses (40 bps), as overhead efficiencies (60 bps) more than offset higher logistics costs (20 bps).

(Dollars in Millions Except Per Share Amounts)
    Latin America

	2022	2021	% Change
Net sales	$3,982	$3,663	8.5%
Operating profit	$1,108	$1,012	10%
% of Net sales	27.8%	27.6%	20	bps

Net sales in Latin America increased 8.5% in 2022 to $3,982, driven by net selling price increases of 15.5%, partially offset by volume declines of 5.0% and negative foreign exchange of 2.0%. Organic sales in Latin America increased 10.5% in 2022. Organic sales growth was led by Mexico, Brazil, Argentina and Colombia.
The increase in organic sales in Latin America in 2022 versus 2021 was due to increases in Oral Care, Personal Care and Home Care organic sales. The increase in Oral Care was primarily due to organic sales growth in the toothpaste and manual toothbrush categories. The increase in Personal Care was primarily due to organic sales growth in the bar soap and underarm protection categories. The increase in Home Care was primarily due to organic sales growth in the surface cleaner and fabric softener categories.

Operating profit in Latin America increased 10% in 2022 to $1,108, or 20 bps to 27.8% as a percentage of Net sales. This increase in Operating profit as a percentage of Net sales was due to a decrease in Selling, general and administrative expenses (40 bps) and a decrease in Other (income) expense, net (140 bps), partially offset by a decrease in Gross profit (160 bps), all as a percentage of Net sales. This decrease in Gross profit was primarily due to higher raw and packaging material costs (1,040 bps), which were partially offset by higher pricing and cost savings from the Company’s funding-the-growth initiatives (290 bps). This decrease in Selling, general and administrative expenses was due to decreased advertising investment (20 bps) and lower overhead expenses (20 bps), as overhead efficiencies (60 bps) more than offset higher logistics costs (40 bps). This decrease in Other (income) expense, net was primarily due to gains from marketable securities and other assets, and a value-added tax refund.

(Dollars in Millions Except Per Share Amounts)
    Europe

	2022	2021	% Change
Net sales	$2,548	$2,841	(10.5)%
Operating profit	$514	$682	(25)%
% of Net sales	20.2%	24.0%	(380)	bps

Net sales in Europe decreased 10.5% in 2022 to $2,548, as volume declines of 4.0% and negative foreign exchange of 10.5% were partially offset by net selling price increases of 4.0%. Organic sales in Europe in 2022 were even with 2021.

Organic sales in Europe in 2022 versus 2021 were flat as increases in Oral Care and Home Care organic sales were offset by a decrease in Personal Care organic sales. The increase in Oral Care was primarily due to organic sales growth in the toothpaste and manual toothbrush categories, partially offset by organic sales declines in the mouthwash category. The increase in Home Care was primarily due to organic sales growth in the fabric softener category, partially offset by organic sales declines in the hand dish category. The decrease in Personal Care was primarily due to organic sales declines in the skin care and liquid hand soap categories.

Operating profit in Europe decreased 25% in 2022 to $514, or 380 bps to 20.2% as a percentage of Net sales. This decrease in Operating profit as a percentage of Net sales was primarily due to a decrease in Gross profit (400 bps) as a percentage of Net sales. This decrease in Gross profit was primarily due to higher raw and packaging material costs (800 bps), partially offset by cost savings from the Company’s funding-the-growth initiatives (220 bps) and higher pricing.

(Dollars in Millions Except Per Share Amounts)
    Asia Pacific

	2022	2021	% Change
Net sales	$2,826	$2,867	(1.5)%
Operating profit	$737	$844	(13)%
% of Net sales	26.1%	29.4%	(330)	bps

Net sales in Asia Pacific decreased 1.5% in 2022 to $2,826, driven by volume declines of 0.5% and negative foreign exchange of 6.5%, partially offset by net selling price increases of 5.5%. Organic sales in Asia Pacific increased 5.0% in 2022. Organic sales growth was led by the Greater China region, Australia and the Philippines.
The increase in organic sales in 2022 versus 2021 was primarily due to increases in Oral Care and Home Care organic sales. The increase in Oral Care was driven by organic sales growth in the toothpaste and manual toothbrush categories. The increase in Home Care was driven by organic sales growth in the fabric softener and hand dish categories.

Operating profit in Asia Pacific decreased 13% in 2022 to $737, or 330 bps to 26.1% as a percentage of Net sales. This decrease in Operating profit as a percentage of Net sales was due to a decrease in Gross profit (210 bps) and an increase in Selling, general and administrative expenses (120 bps), both as a percentage of Net sales. This decrease in Gross profit was primarily due to higher raw and packaging material costs (770 bps), partially offset by cost savings from the Company’s funding-the-growth initiatives (310 bps) and higher pricing. This increase in Selling, general and administrative expenses was due to increased advertising investment (90 bps) and higher overhead expenses (30 bps), as higher logistics costs (90 bps) were partially offset by overhead efficiencies (60 bps).

(Dollars in Millions Except Per Share Amounts)
    Africa/Eurasia

	2022	2021	% Change
Net sales	$1,082	$1,045	3.5%
Operating profit	$228	$203	12%
% of Net sales	21.1%	19.4%	170	bps

Net sales in Africa/Eurasia increased 3.5% in 2022 to $1,082, as net selling price increases of 21.5% were partially offset by volume declines of 9.5% and negative foreign exchange of 8.5%. Organic sales in Africa/Eurasia increased 12.0% in 2022. Organic sales growth was led by Turkiye and South Africa.
The increase in organic sales in 2022 versus 2021 was primarily due to increases in Oral Care and Personal Care organic sales. The increase in Oral Care was primarily due to organic sales growth in the toothpaste and manual toothbrush categories. The increase in Personal Care was primarily due to organic sales growth in the bar soap category.
Operating profit in Africa/Eurasia increased 12% in 2022 to $228, or 170 bps to 21.1% as a percentage of Net sales. This increase in Operating profit as a percentage of Net sales was primarily due to an increase in Gross profit (210 bps) as a percentage of Net sales. This increase in Gross profit was primarily due to higher pricing and cost savings from the Company’s funding-the-growth initiatives (230 bps), partially offset by higher raw and packaging material costs (860 bps).

(Dollars in Millions Except Per Share Amounts)
    Hill’s Pet Nutrition

	2022	2021	% Change
Net sales	$3,713	$3,311	12.0%
Operating profit	$850	$901	(6)%
% of Net sales	22.9%	27.2%	(430)	bps

Net sales for Hill’s Pet Nutrition increased 12.0% in 2022 to $3,713, driven by volume growth of 4.0% and net selling price increases of 11.5%, partially offset by negative foreign exchange of 3.5%. The Company's previously disclosed acquisitions of pet food businesses contributed 2.5% to volume in Hill's. Organic sales in Hill’s Pet Nutrition increased 13.0% in 2022. Organic sales growth was led by the United States and Europe.

The increase in organic sales in 2022 versus 2021 was due to organic sales growth in the Science Diet and Prescription Diet categories.

Operating profit in Hill’s Pet Nutrition decreased 6% in 2022 to $850, or 430 bps to 22.9% as a percentage of Net sales. This decrease in Operating profit as a percentage of Net sales was due to a decrease in Gross profit (570 bps), partially offset by a decrease in Selling, general and administrative expenses (150 bps), both as a percentage of Net sales. This decrease in Gross profit was primarily due to higher raw and packaging material costs (840 bps) and unfavorable mix due to private label sales resulting from the previously disclosed acquisitions of pet food businesses (120 bps), partially offset by higher pricing and cost savings from the Company’s funding-the-growth initiatives (80 bps). This decrease in Selling, general and administrative expenses was primarily due to decreased advertising investment (160 bps).

(Dollars in Millions Except Per Share Amounts)
    Corporate

	2022	2021	% Change
Operating profit (loss)	$(1,305)	$(1,064)	23%

Corporate operations include Corporate overhead costs, research and development costs, stock-based compensation expense related to stock options and restricted stock unit awards, restructuring and related implementation costs and gains and losses on sales of non-core product lines. The components of Operating profit (loss) for the Corporate segment are presented as follows:

	2022	2021
Acquisition-related costs	$(19)	$—
2022 Global Productivity Initiative	(95)	—
Gain on the sale of land in Asia Pacific	47	—
Value-added tax matter in Brazil	—	26
Goodwill and intangible assets impairment charges	(721)	(571)
Corporate overhead costs and other, net	(517)	(519)
Total Corporate Operating profit (loss)	$(1,305)	$(1,064)

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

Implementation of the 2022 Global Productivity Initiative, which is expected to be substantially completed by mid-year 2024, is estimated to result in cumulative pre-tax charges, once all phases are approved and implemented, in the range of $200 to $240 ($170 to $200 aftertax), which is currently estimated to be comprised of the following: employee-related costs, including severance, pension and other termination benefits (80%); asset-related costs, primarily accelerated depreciation and asset write-downs (10%); and other charges (10%), which include contract termination costs, consisting primarily of implementation-related charges resulting directly from exit activities and the implementation of new strategies. It is estimated that approximately 80% to 90% of the charges will result in cash expenditures. Annualized pre-tax savings are projected to be in the range of $90 to $110 ($70 to $85 aftertax), once all projects are approved and implemented.

It is expected that the cumulative pretax charges, once all projects are approved and implemented, will relate to initiatives undertaken in North America (5%), Latin America (10%), Europe (45%), Asia Pacific (5%), Africa/Eurasia (10%), Hill’s Pet Nutrition (10%) and Corporate (15%).

For the twelve months ended December 31, 2022, charges resulting from the 2022 Global Productivity Initiative are reflected in the income statement as follows:

Twelve Months Ended December 31,
2022
Selling, general and administrative expenses	5
Other (income) expense, net	90
Non-service related postretirement costs	15
Total 2022 Global Productivity Initiative charges, pretax	$110

Total 2022 Global Productivity Initiative charges, aftertax	$87

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

Twelve Months Ended December 31,
2022
North America	11%
Latin America	18%
Europe	19%
Asia Pacific	8%
Africa/Eurasia	11%
Hill's Pet Nutrition	11%
Corporate	22%
Total	100%

(Dollars in Millions Except Per Share Amounts)
The following table summarizes the activity for the restructuring and related implementation charges discussed above and the related accruals:

	Twelve Months Ended December 31,
	Employee-Related Costs	Incremental Depreciation	Asset Impairments	Other	Total
Balance at December 31, 2021	$—	$—	$—	$—	$—
Charges	102	—	1	7	110
Cash Payments	(53)	—	—	(4)	(57)
Charges against assets	(15)	—	—	—	(15)
Foreign exchange	(4)	—	—	—	(4)
Balance at December 31, 2022	$30	$—	$1	$3	$34

Employee-Related Costs primarily include severance and other termination benefits and are calculated based on long-standing benefit practices, written severance policies, local statutory requirements and, in certain cases, voluntary termination arrangements. Employee-Related Costs also include pension enhancements of $15 for the twelve months ended December 31, 2022, which are reflected as Charges against assets within Employee-Related Costs in the preceding tables as the corresponding balance sheet amounts are reflected as a reduction of pension assets or an increase in pension liabilities.

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

Net sales growth (GAAP) and organic sales growth (Net sales growth excluding the impact of foreign exchange, acquisitions and divestments) (non-GAAP) are discussed in this Annual Report on Form 10-K. Management believes the organic sales growth measure provides investors and analysts with useful supplemental information regarding the Company’s underlying sales trends by presenting sales growth excluding, the external factor of foreign exchange, as well as the impact of acquisitions and divestments, as applicable. A reconciliation of organic sales growth to Net sales growth for the years ended December 31, 2022 and 2021 is provided below.

Selling, general and administrative expenses, Other (income) expense, net, Operating profit, Operating profit margin, Non-service related postretirement costs, Interest (income) expense, net, effective income tax rate, Net income attributable to Colgate-Palmolive Company and Earnings per share on a diluted basis are discussed in this Annual Report on Form 10-K both on a GAAP basis and excluding, as applicable, charges resulting from the 2022 Global Productivity Initiative, goodwill and intangible assets impairment charges, a gain on the sale of land in Asia Pacific, acquisition-related costs, a loss on the early extinguishment of debt and a benefit related to a value-added tax matter in Brazil. These non-GAAP financial measures exclude items that, either by their nature or amount, management would not expect to occur as part of the Company’s normal business on a regular basis, such as restructuring charges, charges for certain litigation and tax matters, acquisition-related costs, gains and losses from certain divestitures and certain other unusual, non-recurring items. Investors and analysts use these financial measures in assessing the Company’s business performance, and management believes that presenting these financial measures on a non-GAAP basis provides them with useful supplemental information to enhance their understanding of the Company’s underlying business performance and trends. These non-GAAP financial measures also enhance the ability to compare period-to-period financial results. A reconciliation of each of these non-GAAP financial measures to the most directly comparable GAAP financial measures for the years ended December 31, 2022 and 2021 is presented within the applicable section of Results of Operations.

(Dollars in Millions Except Per Share Amounts)
The following tables provide a quantitative reconciliation of Net sales growth to organic sales growth for the years ended December 31, 2022 and 2021 versus the prior year:

Year ended December 31, 2022	Net Sales Growth (GAAP)	Foreign Exchange Impact	Acquisitions and Divestments Impact	Organic Sales Growth (Non-GAAP)
Oral, Personal and Home Care
North America	3.5%	—%	—%	3.5%
Latin America	8.5%	(2.0)%	—%	10.5%
Europe	(10.5)%	(10.5)%	—%	—%
Asia Pacific	(1.5)%	(6.5)%	—%	5.0%
Africa/Eurasia	3.5%	(8.5)%	—%	12.0%
Total Oral, Personal and Home Care	1.0%	(4.5)%	—%	5.5%
Pet Nutrition	12.0%	(3.5)%	2.5%	13.0%
Total Company	3.0%	(4.5)%	0.5%	7.0%

Year ended December 31, 2021	Net Sales Growth (GAAP)	Foreign Exchange Impact	Acquisitions and Divestments Impact	Organic Sales Growth (Non-GAAP)
Oral, Personal and Home Care
North America	(1.0)%	1.0%	—%	(2.0)%
Latin America	7.0%	(1.0)%	—%	8.0%
Europe	3.5%	4.0%	—%	(0.5)%
Asia Pacific	6.0%	3.0%	—%	3.0%
Africa/Eurasia	6.5%	(0.5)%	—%	7.0%
Total Oral, Personal and Home Care	4.0%	1.5%	—%	2.5%
Pet Nutrition	15.0%	1.5%	—%	13.5%
Total Company	6.0%	1.5%	—%	4.5%

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

Cash Flow

Net cash provided by operations decreased to $2,556 in 2022 as compared to $3,325 in 2021, primarily due to changes in working capital and lower net income. The Company’s working capital as a percentage of Net sales was 1.0% in 2022 and (2.7)% in 2021. This change in working capital as a percentage of Net sales is primarily due to higher inventory (driven by higher raw and packaging material costs and increased levels to mitigate the risk of supply chain and logistics disruptions), higher accounts receivable, and lower accounts payable and accruals. The Company defines working capital as the difference between current assets (excluding Cash and cash equivalents and marketable securities, the latter of which is reported in Other current assets) and current liabilities (excluding short-term debt).

Investing activities used $1,601 of cash in 2022 compared to $592 during 2021. Investing activities in 2022 included the Company’s acquisition of businesses from Red Collar Pet Foods and Nutriamo discussed in Note 3, Acquisitions to the Consolidated Financial Statements.

Capital expenditures in the year ended December 31, 2022 were $696, an increase from $567 in 2021. Capital expenditures increased in 2022 primarily due to capacity expansion of manufacturing facilities and sustainability projects. Capital expenditures for 2023 are expected to be approximately 4.0% of Net sales. The Company continues to focus its capital spending on projects that are expected to yield high aftertax returns.

Financing activities used $952 of cash during 2022 compared to $2,774 during 2021. The decrease in cash used was primarily due to an increase in the proceeds from debt issuances in 2022 to fund acquisitions as compared to 2021.

Long-term debt, including the current portion, increased to $8,755 as of December 31, 2022, as compared to $7,206 as of December 31, 2021, and total debt increased to $8,766 as of December 31, 2022 as compared to $7,245 as of December 31, 2021. The Company’s debt issuances and redemptions support the Company’s capital structure objectives of funding its business and growth initiatives while minimizing its risk-adjusted cost of capital.

During the third quarter of 2022, the Company issued $500 of three-year Senior Notes at a fixed coupon rate of 3.100%, $500 of five-year Senior Notes at a fixed coupon rate of 3.100% and $500 of ten-year Senior Notes at a fixed coupon rate of 3.250%. The debt issuances were under the Company’s shelf registration statement.

During the fourth quarter of 2021, the Company issued €500 of eight-year notes at a fixed coupon rate of 0.300% (the “Sustainability Bond”). The debt issuance was under the Company’s shelf registration statement. An amount equal to the net proceeds of the Sustainability Bond was allocated to finance or refinance, in part or in full, new and existing projects and programs with distinct environmental or social benefits pursuant to the Company’s Sustainable Financing Framework during the period from January 1, 2020 through July 31, 2022.

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

At December 31, 2022, the Company had access to unused domestic and foreign lines of credit of $3,401 (including under the facility discussed below) and could also issue long-term debt pursuant to an effective shelf registration statement.

(Dollars in Millions Except Per Share Amounts)
In November 2022, the Company entered into an amended and restated $3,000 five-year revolving credit facility with a syndicate of banks for a five-year term expiring November 2027, which replaced, on substantially similar terms, the Company's $3,000 revolving credit facility that was scheduled to expire in August 2026. Commitment fees related to the credit facility were not material.

Domestic and foreign commercial paper outstanding was $1,778 and $1,204 as of December 31, 2022 and December 31, 2021, respectively. The average daily balances outstanding of commercial paper in 2022 and 2021 were $1,858 and $2,052, respectively. The Company classifies commercial paper and certain current maturities of notes payable as long-term debt when it has the intent and ability to refinance such obligations on a long-term basis, including, if necessary, by utilizing its available lines of credit (under the facilities discussed above).

The following is a summary of the Company’s commercial paper as of December 31, 2022 and 2021:

	2022			2021
	Weighted Average Interest Rate	Maturities	Outstanding	Weighted Average Interest Rate	Maturities	Outstanding
Commercial Paper	2.1%	2023	1,778	(0.4)%	2022	1,204
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

Dividend payments in 2022 were $1,691, an increase from $1,679 in 2021. Dividend payments increased to $1.86 per share in 2022 from $1.79 per share in 2021. In the first quarter of 2022, the Company increased the quarterly common stock dividend to $0.47 per share from $0.45 per share, effective in the second quarter of 2022.

The Company repurchases shares of its common stock in the open market and in private transactions to maintain its targeted capital structure and to fulfill certain requirements of its compensation and benefit plans. On March 10, 2022, the Board authorized the repurchase of shares of the Company’s common stock having an aggregate purchase price of up to $5 billion under a new share repurchase program (the “2022 Program”), which replaced a previously authorized share repurchase program (the “2018 Program”). The Board also has authorized share repurchases on an ongoing basis to fulfill certain requirements of the Company’s compensation and benefit programs. The shares are repurchased from time to time in open market or privately negotiated transactions at the Company’s discretion, subject to market conditions, customary blackout periods and other factors.

Aggregate share repurchases in 2022 consisted of approximately 13.4 million common shares under the 2022 Program, 3.4 million common shares under the 2018 Program and 0.3 million common shares to fulfill the requirements of compensation and benefit plans, for a total purchase price of $1,308. Aggregate repurchases in 2021 consisted of approximately 16.4 million common shares under the 2018 Program and 0.3 million common shares to fulfill the requirements of compensation and benefit plans, for a total purchase price of $1,320. Share repurchases net of proceeds from exercise of stock options were $890 and $896 in 2022 and 2021, respectively.

Cash and cash equivalents decreased $57 during 2022 to $775 at December 31, 2022, compared to $832 at December 31, 2021. Cash and cash equivalents held by the Company’s foreign subsidiaries was $735 and $784, respectively, at December 31, 2022 and 2021.

(Dollars in Millions Except Per Share Amounts)
The following represents the scheduled maturities of the Company’s contractual obligations as of December 31, 2022:

	Total	2023	2024	2025	2026	2027	Thereafter
Long-term debt including current portion(1)	$6,977	$921	$510	$636	$538	$499	$3,873
Net cash interest payments on long-term debt(2)	2,210	204	149	134	117	112	1,494
Operating Leases	586	124	88	69	54	50	201
Purchase obligations(3)	723	476	139	50	37	18	3
U.S. tax reform payments	185	46	62	77	—	—	—
Total	$10,681	$1,771	$948	$966	$746	$679	$5,571
_______
(1)The Company classifies commercial paper and notes maturing within the next twelve months as long-term debt when it has the intent and ability to refinance such obligations on a long-term basis. The amounts in this table exclude commercial paper.
(2)Includes the net interest payments on fixed and variable rate debt. Interest payments associated with floating rate instruments are based on management’s best estimate of projected interest rates for the remaining term of variable rate debt.
(3)The Company had outstanding contractual obligations with suppliers at the end of 2022 for the purchase of raw, packaging and other materials and services in the normal course of business. These purchase obligation amounts represent only those items which are based on agreements that are legally binding and that specify all significant terms including minimum quantity, price and term and do not represent total anticipated purchases.

Long-term liabilities associated with the Company’s postretirement plans are excluded from the table above due to the uncertainty of the timing of these cash disbursements. The amount and timing of cash funding related to these benefit plans will generally depend on local regulatory requirements, various economic assumptions (the most significant of which are detailed in “Critical Accounting Policies and Use of Estimates” below) and voluntary Company contributions. Based on current information, the Company is not required to make a mandatory contribution to its qualified U.S. pension plan in 2023. The Company does not expect to make any voluntary contributions to its U.S. postretirement plans in 2023. In addition, total benefit payments expected to be paid from the Company’s assets to participants in unfunded plans are estimated to be approximately $86 for the year ending December 31, 2023.

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

The Company’s foreign currency forward contracts that qualify for cash flow hedge accounting resulted in a net unrealized gain of $4 and $12 at December 31, 2022 and 2021, respectively. Changes in the fair value of cash flow hedges are recorded in Other comprehensive income (loss) and are reclassified into earnings in the same period or periods during which the underlying hedged transaction is recognized in earnings. At the end of 2022, an unfavorable 10% change in exchange rates would have resulted in a net unrealized loss of $80.

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

Based on year-end 2022 variable rate debt levels, a 1% increase in interest rates would have increased Interest (income) expense, net by $14 in 2022.

    The Company has completed its assessment of the impact of the discontinuation of LIBOR as a benchmark interest rate on its current financial instruments and contractual arrangements, including debt outstanding, and concluded it to be not material as the Company does not have significant exposure to LIBOR in either its debt or other financing arrangements. The Company will continue to monitor its exposure in subsequent periods.

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

The Company’s open commodity derivative contracts that qualify for cash flow hedge accounting resulted in a net unrealized gain of $1 and $2 at December 31, 2022 and 2021, respectively. At the end of 2022, an unfavorable 10% change in commodity futures prices would have resulted in a net unrealized loss of $1.

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

Recent Accounting Pronouncements

In September 2022, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2022-04, “Liabilities-Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations.” This ASU requires a buyer that uses supplier finance programs to make annual disclosures about the programs’ key terms, the balance sheet presentation of related amounts, the confirmed amount outstanding at the end of the period and associated roll-forward information. The guidance, which is effective for the Company beginning on January 1, 2023 (except for the roll-forward, which is effective beginning on January 1, 2024), is not expected to have a material impact on the Company’s Consolidated Financial Statements.

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

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” which provides optional expedients and exceptions for applying generally accepted accounting principles (“GAAP”) to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU No. 2021-01, “Reference Rate Reform (Topic 848): Scope,” which clarified that certain optional expedients and exceptions in Topic 848 apply to derivatives that are affected by the discounting transition due to reference rate reform. In December 2022, the FASB issued ASU No. 2022-06, "Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848," which defers the sunset date of Topic 848 from December 31, 2022 to December 31, 2024, after which entities will no longer be permitted to apply the relief under Topic 848. We have completed our evaluation of significant contracts under this ASU. Certain of the reviewed contracts have been modified and the remaining reviewed contracts will be modified, where necessary, to apply a new reference rate, primarily the Secured Overnight Financing Rate (SOFR). Accordingly the guidance has not had and is not expected to have a material impact on the Company’s Consolidated Financial Statements.

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

▪The Company accounts for inventories using both the first-in, first-out (“FIFO”) method (80% of inventories) and the last-in, first-out (“LIFO”) method (20% of inventories). There would have been no material impact on reported earnings for 2022 or 2021 had all inventories been accounted for under the FIFO method.

▪Shipping and handling costs may be reported as either a component of Cost of sales or Selling, general and administrative expenses. The Company accounts for such costs, primarily related to warehousing and outbound freight, as fulfillment costs and reports them in the Consolidated Statements of Income as a component of Selling, general and administrative expenses. Accordingly, the Company’s Gross profit margin is not comparable with the gross profit margin of those companies that include shipping and handling charges in cost of sales. If such costs had been included as a component of Cost of sales, the Company’s Gross profit margin would have been lower by 1,040 bps in 2022, by 970 bps in 2021, and 850 bps in 2020, with no impact on reported earnings.

(Dollars in Millions Except Per Share Amounts)
    The areas of accounting that involve significant or complex judgments and estimates are pensions and other retiree benefit cost assumptions, stock-based compensation, asset impairments, uncertain tax positions, tax valuation allowances, legal and other contingency reserves.

▪In accounting for pension and other postretirement benefit costs, the most significant actuarial assumptions are the discount rate and the expected long-term rate of return on plan assets. The discount rate used to measure the benefit obligation for U.S. defined benefit plans was 5.66% and 2.98% as of December 31, 2022 and 2021, respectively. The discount rate used to measure the benefit obligation for other U.S. postretirement plans was 5.67% and 3.06% as of December 31, 2022 and 2021, respectively. Discount rates used for the U.S. and international defined benefit and other postretirement plans are based on a yield curve constructed from a portfolio of high-quality bonds whose projected cash flows approximate the projected benefit payments of the plans. The assumed expected long-term rate of return on plan assets for U.S. plans was 6.25% as of December 31, 2022 and 5.70% as of December 31, 2021. In determining the expected long-term rate of return, the Company considers the nature of the plans’ investments and the historical rate of return.

Average annual rates of return for the U.S. plans for the most recent 1-year, 5-year, 10-year, 15-year and 25-year periods were (18)%, 1%, 4%, 4% and 5%, respectively. In addition, the current assumed rate of return for the U.S. plans is based upon the nature of the plans’ investments with a target asset allocation of approximately 76% in fixed income securities, 21% in equity securities and 3% in real estate and other investments. A 1% change in the assumed rate of return on plan assets of the U.S. pension plans would impact future Net income attributable to Colgate-Palmolive Company by approximately $13. A 1% change in the discount rate for the U.S. pension plans and U.S. other retiree benefit plan would impact future Net income attributable to Colgate-Palmolive Company by approximately $2 and $1, respectively. A third assumption is the long-term rate of compensation increase, a change in which would partially offset the impact of a change in either the discount rate or the expected long-term rate of return. This rate was 3.50% as of December 31, 2022 and 2021. Refer to Note 10, Retirement Plans and Other Retiree Benefits to the Consolidated Financial Statements for further discussion of the Company’s pension and other postretirement plans.

▪The assumption requiring the most judgment in accounting for other postretirement benefits (other than the discount rate noted above) is the medical cost trend rate. The Company reviews external data and its own historical trends for health care costs to determine the medical cost trend rate. The assumed rate of increase for the U.S. postretirement benefit plans is 6.25% for 2023, declining to 4.50% by 2027 and remaining at 4.50% for the years thereafter. The effect on the total of service cost and interest costs components of a 1% increase in the assumed long-term medical cost trend rate would impact future Net income attributable to Colgate-Palmolive Company by $2.

▪The Company recognizes the cost of employee services received in exchange for awards of equity instruments, such as stock options and restricted stock units (both performance-based and time-vested), based on the fair value of those awards at the date of grant. The Company uses the Black-Scholes-Merton (“Black-Scholes”) option pricing model to estimate the fair value of stock option awards. The weighted-average estimated fair value of each stock option award granted in the year ended December 31, 2022 was $14.71. The Black-Scholes model uses various assumptions to estimate the fair value of stock option awards. These assumptions include the expected term of stock option awards, expected volatility rate, risk-free interest rate and expected dividend yield. While these assumptions do not require significant judgment, as the significant inputs are determined from historical experience or independent third-party sources, changes in these inputs could result in significant changes in the fair value of stock option awards. A one-year change in expected term would result in a change in fair value of approximately 6%. A 1% change in volatility would change fair value by approximately 4%. The Company uses a Monte-Carlo simulation to determine the fair value of performance-based restricted stock units at the date of grant. The Monte-Carlo simulation model uses substantially the same inputs as the Black-Scholes model.

▪Goodwill and indefinite-life intangible assets, such as the Company’s global brands, are subject to impairment tests at least annually or when events or changes in circumstances indicate an asset may be impaired. In assessing impairment, the Company performs either a quantitative or a qualitative analysis.

(Dollars in Millions Except Per Share Amounts)
Determining the fair value of the Company’s reporting units for goodwill and the fair value of its intangible assets requires significant estimates and judgments by management. When a quantitative analysis is performed, the Company generally uses the income approach, which requires several estimates, including future cash flows consistent with management’s strategic plans, sales growth rates, foreign exchange rates and the selection of royalty rates and a discount rate. Estimating sales growth rates requires significant judgment by management in areas such as future economic conditions, category growth rates, product pricing, consumer tastes and preferences and future expansion expectations. In selecting an appropriate royalty rate, the Company considers the long-term profitability of the brand and recent market transactions for similar brands and products. In determining an appropriate discount rate, the Company considers the current interest rate environment and its estimated cost of capital. Other qualitative factors the Company considers, in addition to those quantitative measures discussed above, include assessments of general macroeconomic conditions, industry-specific considerations and historical financial performance. The Company generally engages a third-party valuation firm to assist it in determining the fair value of intangible assets acquired in business combinations.

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

In the fourth quarter of 2022, the Company made revisions to the internal forecasts relating to its Filorga reporting unit due primarily to the continued impact of the COVID-19 pandemic, particularly in China, as a result of government restrictions and reduced consumer mobility, which negatively impacted consumption in the duty-free, travel retail and pharmacy channels. The Company concluded that the changes in circumstances in this reporting unit and the impact of significantly higher interest rates triggered the need for an interim impairment review of its indefinite-lived trademark, goodwill and long-lived assets which consists primarily of customer relationships. As a result of the interim impairment test, the Company concluded that the carrying value of the trademark and customer relationships exceeded their estimated fair value and recorded impairment charges of $300 and $89, respectively, reducing their carrying values to $257 and $118, respectively, as of December 31, 2022. After adjusting the carrying values of the trademark and customer relationship intangible assets, the Company completed a quantitative impairment test for goodwill and recorded a goodwill impairment charge of $332 in the Filorga reporting unit, reducing the carrying value of goodwill to $214 as of December 31, 2022.

Except for the Filorga skin health business described above, the estimated fair value of the Company’s remaining reporting units substantially exceeds their carrying value.

As of the date of the annual impairment test of indefinite-lived intangible assets, the fair value of two of the Company’s indefinite-lived trademark intangible assets, other than Filorga, exceeded their recorded carrying values by less than 10%. The combined carrying value for these trademarks is $465 as of December 31, 2022. Either a reduction in the royalty rate of 50 basis points, a reduction in the long term sales growth rate of 50 basis points or an increase in discount rate of 50 bps would result in the fair value of each of these indefinite-lived trademarks approximating their respective carrying value.

Given the inherent uncertainties of estimating the future impacts of the COVID-19 pandemic, interest rates and inflation on macroeconomic conditions, actual results may differ from management's current estimates which could potentially result in additional impairment charges in future periods.

(Dollars in Millions Except Per Share Amounts)
In the fourth quarter of 2021, the Company made revisions to the internal forecasts relating to its Filorga reporting unit due primarily to the impact of the COVID-19 pandemic on the Filorga skin health business as a result of government restrictions and reduced consumer mobility, which negatively impacted consumption in the duty-free, travel retail and pharmacy channels. The Company performed an impairment review and concluded that the carrying value of the trademark exceeded its estimated fair value and recorded an impairment charge of $204, reducing the carrying value to approximately $588. After adjusting the carrying value of the trademark, the Company completed a quantitative impairment test for goodwill and recorded a goodwill impairment charge of $367 in the Filorga reporting unit, reducing the carrying value of goodwill to approximately $577.

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

(Dollars in Millions Except Per Share Amounts)
Cautionary Statement on Forward-Looking Statements

This Annual Report on Form 10-K may contain forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the SEC in its rules, regulations and releases that set forth anticipated results based on management’s current plans and assumptions. Such statements may relate, for example, to sales or volume growth, net selling price increases, organic sales growth, profit or profit margin levels, earnings per share levels, financial goals, the impact of foreign exchange, the impact of COVID-19, the impact of the war in Ukraine, cost-reduction plans (including the 2022 Global Productivity Initiative), tax rates, interest rates, new product introductions, digital capabilities, commercial investment levels, acquisitions, divestitures, share repurchases or legal or tax proceedings, among other matters. These statements are made on the basis of the Company’s views and assumptions as of this time and the Company undertakes no obligation to update these statements whether as a result of new information, future events or otherwise, except as required by law or by the rules and regulations of the SEC. Moreover, the Company does not, nor does any other person, assume responsibility for the accuracy and completeness of those statements. The Company cautions investors that any such forward-looking statements are not guarantees of future performance and that actual events or results may differ materially from those statements. Actual events or results may differ materially because of factors that affect international businesses and global economic conditions, as well as matters specific to the Company and the markets it serves, including the uncertain macroeconomic and political environment in different countries, including as a result of inflation and rising interest rates, and its effect on consumer spending habits, foreign currency rate fluctuations, exchange controls, tariffs, sanctions, price or profit controls, labor relations, changes in foreign or domestic laws or regulations or their interpretation, political and fiscal developments, including changes in trade, tax and immigration policies, increased competition and evolving competitive practices (including from the growth of eCommerce and the entry of new competitors and business models), the ability to operate and respond effectively during a pandemic, epidemic or widespread public health concern, including COVID-19, the ability to manage disruptions in our global supply chain and/or key office facilities, the ability to manage the availability and cost of raw and packaging materials and logistics costs, the ability to maintain or increase selling prices as needed, changes in the policies of retail trade customers, the emergence of alternative retail channels, the growth of eCommerce and the rapidly changing retail landscape (as consumers increasingly shop online), the ability to develop innovative new products, the ability to continue lowering costs and operate in an agile manner, the ability to maintain the security of our information technology systems from a cyber-security incident or data breach, the ability to address the effects of climate change and achieve our sustainability and social impact goals, the ability to complete acquisitions and divestitures as planned, the ability to successfully integrate acquired businesses, the ability to attract and retain key employees and integrate DE&I initiatives across our organization, the uncertainty of the outcome of legal proceedings, whether or not the Company believes they have merit, and the ability to address uncertain or unfavorable global economic conditions, including inflation, disruptions in the credit markets and tax matters. For information about these and other factors that could impact the Company’s business and cause actual results to differ materially from forward-looking statements, refer to Part I, Item 1A “Risk Factors.”

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chairman of the Board, President and Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2022 (the “Evaluation”). Based upon the Evaluation, the Company’s Chairman of the Board, President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) are effective.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Management, under the supervision and with the participation of the Company’s Chairman of the Board, President and Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Company’s internal control over financial reporting based upon the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and concluded that it was effective as of December 31, 2022.

The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, and has expressed an unqualified opinion in their report, which appears under “Index to Financial Statements – Report of Independent Registered Public Accounting Firm.”

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

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

See “Information about our Executive Officers” in Part I, Item 1 of this report.

Additional information required by this Item relating to directors, executive officers and corporate governance of the Company is incorporated herein by reference to the Company’s Proxy Statement for its 2023 Annual Meeting of Stockholders (the “2023 Proxy Statement”).

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

ITEM 11.    EXECUTIVE COMPENSATION

The information regarding executive compensation set forth in the 2023 Proxy Statement is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)The information regarding security ownership of certain beneficial owners and management set forth in the 2023 Proxy Statement is incorporated herein by reference.

(b)The Registrant does not know of any arrangements that may at a subsequent date result in a change in control of the Registrant.

(c)Equity compensation plan information as of December 31, 2022:

	(a)		(b)		(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (in thousands)		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (in thousands)
Equity compensation plans approved by security holders	26,291	(1)	$75.14	(2)	32,318	(3)
Equity compensation plans not approved by security holders	Not applicable		Not applicable		Not applicable
Total	26,291		$75.14		32,318
_______
(1)Consists of 24,431 options outstanding and 1,860 restricted stock units awarded but not yet vested under the Company’s 2013 Incentive Compensation Plan and the Company’s 2019 Incentive Compensation Plan, respectively, as more fully described in Note 8, Capital Stock and Stock-Based Compensation Plans to the Consolidated Financial Statements.
(2)Includes the weighted-average exercise price of stock options outstanding of $75 and restricted stock units of $77.
(3)Amount includes 22,004 options available for issuance and 10,314 restricted stock units available for issuance under the Company’s 2019 Incentive Compensation Plan.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information regarding certain relationships and related transactions and director independence set forth in the 2023 Proxy Statement is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information regarding auditor fees and services set forth in the 2023 Proxy Statement is incorporated herein by reference.

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

3-B
Colgate-Palmolive Company By-laws, Amended and Restated as of January 12, 2023. (Registrant hereby incorporates by reference Exhibit 3.01 to its Current Report on Form 8-K filed on January 12, 2023, File No. 1-644.)

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
Form of Performance Stock Unit Award Agreement for the 2020-2022 Performance Cycle (Registrant hereby incorporates by reference Exhibit 10-A to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, File No. 1-644.)*

e)
Form of Performance Stock Unit Award Agreement for the 2021-2023 Performance Cycle (Registrant hereby incorporates by reference Exhibit 10-A to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, File No. 1-644.)*

f)
Form of Performance Stock Unit Award Agreement for the 2022-2024 Performance Cycle (Registrant hereby incorporates by reference Exhibit 10-B to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, File No. 1-644.)*

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
Colgate-Palmolive Company Supplemental Salaried Employees’ Retirement Plan, amended and restated, effective as of January 1, 2021. (Registrant hereby incorporates by reference Exhibit 10-D to its Annual Report on Form 10-K for the year ended December 31, 2021, File No. 1-644.)*

10-E	a)
Colgate-Palmolive Company Executive Severance Plan, as amended and restated through September 13, 2018. (Registrant hereby incorporates by reference Exhibit 10-A to its Current Report on Form 8-K filed on September 18, 2018, File No. 1-644.)*

	b)	Colgate-Palmolive Company Executive Severance Plan Trust. (Registrant hereby incorporates by reference Exhibit 10-E (b) to its Annual Report on Form 10-K for the year ended December 31, 1987, File No. 1-644.)*

	c)	Colgate-Palmolive Company Executive Officer Cash Severance Policy. (registrant hereby incorporates by reference Exhibit 10.1 to its Current Report on Form 8-K filed on April 11, 2022, File No 1-644.)*

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
Amended and Restated Five Year Credit Agreement, dated as of November 4, 2022, by and among Colgate-Palmolive Company, as Borrower, Citibank, N.A., as Administrative Agent and Arranger, and the Lenders party thereto. **

10-J		Colgate-Palmolive Company Supplemental Savings and Investment Plan, amended and restated, effective as of January 1, 2022.* **

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

101		The following materials from Colgate-Palmolive Company’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline eXtensible Business Reporting Language (Inline XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Consolidated Statements of Comprehensive Income, (v) the Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements, and (vii) Financial Statement Schedule.**

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).**

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

Colgate-Palmolive Company (Registrant)

Date: February 16, 2023	By	/s/ Noel R. Wallace
Noel R. Wallace Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 16, 2023, by the following persons on behalf of the registrant and in the capacities indicated.

(a) Principal Executive Officer	(d) Directors:

/s/ Noel R. Wallace	/s/ Noel R. Wallace
Noel R. Wallace Chairman of the Board, President and Chief Executive Officer	Noel R. Wallace
(b) Principal Financial Officer	John P. Bilbrey, John T. Cahill, Steve A. Cahillane, Lisa M. Edwards, C. Martin Harris, Martina Hund-Mejean, Kimberly A. Nelson, Lorrie M. Norrington, Michael B. Polk, Stephen I. Sadove*

/s/ Stanley J. Sutula III	*By: /s/ Jennifer M. Daniels
Stanley J. Sutula III Chief Financial Officer	Jennifer M. Daniels As Attorney-in-Fact

(c) Principal Accounting Officer

/s/ Gregory O. Malcolm
Gregory O. Malcolm Vice President and Controller

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Colgate-Palmolive Company

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the consolidated financial statements, including the related notes and financial statement schedule, of Colgate-Palmolive Company and its subsidiaries (the “Company”) as listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Goodwill and Indefinite-Lived Intangible Asset Impairment Assessments - Filorga

As described in Notes 2 and 5 to the consolidated financial statements, the Company’s balance of goodwill related to the Filorga reporting unit and the associated indefinite-lived intangible asset was $214 million and $257 million, respectively, as of December 31, 2022. Goodwill and indefinite-lived intangible assets are subject to impairment tests at least annually or when events or changes in circumstances indicate that an asset may be impaired. During the fourth quarter of 2022, management concluded that the changes in circumstances in the Filorga reporting unit triggered the need for an interim impairment review of its indefinite-lived trademark and goodwill. As a result of the impairment test, management concluded that the carrying value of the trademark exceeded its estimated fair value, and recorded an impairment charge of $300 million, reducing its carrying value to $257 million as of December 31, 2022. After adjusting the carrying value of the trademark, management completed a quantitative impairment test for goodwill and recorded a goodwill impairment charge of $332 million, reducing the carrying value of goodwill to $214 million as of December 31, 2022. The fair value of the Filorga reporting unit and indefinite-lived trademark were determined by management using an income approach. This method incorporates significant judgments and estimates by management regarding several key inputs, including future cash flows, sales growth rates, discount rate, and the selection of royalty rates, among others.
The principal considerations for our determination that performing procedures relating to the goodwill and indefinite-lived intangible asset impairment assessments of Filorga is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the reporting unit and indefinite-lived intangible asset; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the sales growth rates and discount rate for the goodwill and indefinite-lived intangible asset, and the royalty rate for the indefinite-lived intangible asset; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill and indefinite-lived intangible asset impairment assessments, including controls over the valuation estimate of the Filorga reporting unit and indefinite-lived intangible asset. These procedures also included, among others (i) testing management’s process for developing the fair value of the reporting unit and indefinite-lived intangible asset; (ii) evaluating the appropriateness of the income approach; (iii) testing the completeness and accuracy of underlying data used in the income approach; and (iv) evaluating the reasonableness of significant assumptions used by management related to the sales growth rates and discount rate for the goodwill and indefinite-lived intangible asset, and the royalty rate for the indefinite-lived intangible asset. Evaluating management’s significant assumptions related to the sales growth rates and discount rate for the goodwill and indefinite-lived intangible asset, and the royalty rate for the indefinite-lived intangible asset involved evaluating whether the significant assumptions used by management were reasonable considering (i) the current and past performance of the reporting unit; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of the income approach and the reasonableness of the discount rate and royalty rate significant assumptions.

/s/ PricewaterhouseCoopers LLP
New York, New York February 16, 2023
We have served as the Company’s auditor since 2002.

COLGATE-PALMOLIVE COMPANY
Consolidated Statements of Income
For the years ended December 31,
(Dollars in Millions Except Per Share Amounts)

	2022	2021	2020
Net sales	$17,967	$17,421	$16,471
Cost of sales	7,719	7,046	6,454
Gross profit	10,248	10,375	10,017
Selling, general and administrative expenses	6,565	6,407	6,019
Other (income) expense, net	69	65	113
Goodwill and intangible assets impairment charges	721	571	—
Operating profit	2,893	3,332	3,885
Non-service related postretirement costs	80	70	74
Interest (income) expense, net	153	175	164
Income before income taxes	2,660	3,087	3,647
Provision for income taxes	693	749	787
Net income including noncontrolling interests	1,967	2,338	2,860
Less: Net income attributable to noncontrolling interests	182	172	165
Net income attributable to Colgate-Palmolive Company	$1,785	$2,166	$2,695
Earnings per common share, basic	$2.13	$2.56	$3.15
Earnings per common share, diluted	$2.13	$2.55	$3.14

See Notes to Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Consolidated Statements of Comprehensive Income
For the years ended December 31,
 (Dollars in Millions)

	2022	2021	2020
Net income including noncontrolling interests	$1,967	$2,338	$2,860
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	(146)	(193)	(24)
Retirement plan and other retiree benefit adjustments	413	134	(40)
Gains (losses) on cash flow hedges	60	16	(2)
Total Other comprehensive income (loss), net of tax	327	(43)	(66)
Total Comprehensive income including noncontrolling interests	2,294	2,295	2,794
Less: Net income attributable to noncontrolling interests	182	172	165
Less: Cumulative translation adjustments attributable to noncontrolling interests	(4)	(2)	6
Total Comprehensive income attributable to noncontrolling interests	178	170	171
Total Comprehensive income attributable to Colgate-Palmolive Company	$2,116	$2,125	$2,623

See Notes to Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
 Consolidated Balance Sheets
As of December 31,
 (Dollars in Millions Except Share and Per Share Amounts)

	2022	2021
Assets
Current Assets
Cash and cash equivalents	$775	$832
Receivables (net of allowances of $70 and $78, respectively)	1,504	1,297
Inventories	2,074	1,692
Other current assets	760	576
Total current assets	5,113	4,397
Property, plant and equipment, net	4,307	3,730
Goodwill	3,352	3,284
Other intangible assets, net	1,920	2,462
Deferred income taxes	135	193
Other assets	904	974
Total assets	$15,731	$15,040
Liabilities and Shareholders’ Equity
Current Liabilities
Notes and loans payable	$11	$39
Current portion of long-term debt	14	12
Accounts payable	1,551	1,479
Accrued income taxes	317	436
Other accruals	2,111	2,085
Total current liabilities	4,004	4,051
Long-term debt	8,741	7,194
Deferred income taxes	383	395
Other liabilities	1,797	2,429
Total liabilities	14,925	14,069
Commitments and contingent liabilities	—	—
Shareholders’ Equity
Common stock, $1 par value (2,000,000,000 shares authorized, 1,465,706,360 shares issued)	1,466	1,466
Additional paid-in capital	3,546	3,269
Retained earnings	24,573	24,350
Accumulated other comprehensive income (loss)	(4,055)	(4,386)
Unearned compensation	(1)	(1)
Treasury stock, at cost	(25,128)	(24,089)
Total Colgate-Palmolive Company shareholders’ equity	401	609
Noncontrolling interests	405	362
Total equity	806	971
Total liabilities and equity	$15,731	$15,040

See Notes to Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in Millions)

	Colgate-Palmolive Company Shareholders’ Equity
	Common Stock	Additional Paid-In Capital	Unearned Compensation	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
Balance, January 1, 2020	$1,466	$2,488	$(2)	$(22,063)	$22,501	$(4,273)	$441
Net income					2,695		165
Other comprehensive income (loss), net of tax						(72)	6
Dividends ($1.75)/per share*					(1,502)		(152)
Stock-based compensation expense		107
Shares issued for stock options		400		462
Shares issued for restricted stock awards		(31)		31
Noncontrolling interests acquired							(99)
Treasury stock acquired				(1,476)
Other		5	1	1	5		(3)
Balance, December 31, 2020	$1,466	$2,969	$(1)	$(23,045)	$23,699	$(4,345)	$358
Net income					2,166		172
Other comprehensive income (loss), net of tax						(41)	(2)
Dividends ($1.79)/per share*					(1,515)		(166)
Stock-based compensation expense		135
Shares issued for stock options		188		248
Shares issued for restricted stock awards		(27)		27
Treasury stock acquired				(1,320)
Other		4		1
Balance, December 31, 2021	$1,466	$3,269	$(1)	$(24,089)	$24,350	$(4,386)	$362
Net income					1,785		182
Other comprehensive income (loss), net of tax						331	(4)
Dividends ($1.86)/per share*					(1,562)		(135)
Stock-based compensation expense		125
Shares issued for stock options		190		226
Shares issued for restricted stock awards		(40)		40
Treasury stock acquired				(1,308)
Other		2		3
Balance, December 31, 2022	$1,466	$3,546	$(1)	$(25,128)	$24,573	$(4,055)	$405

* Two dividends were declared in each of the first quarters of 2022, 2021 and 2020.

See Notes to Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Consolidated Statements of Cash Flows
For the years ended December 31,
(Dollars in Millions)

	2022	2021	2020
Operating Activities
Net income including noncontrolling interests	$1,967	$2,338	$2,860
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operations:
Depreciation and amortization	545	556	539
Restructuring and termination benefits, net of cash	49	(21)	(71)
Stock-based compensation expense	125	135	107
Gain on the sale of land	(47)	—	—
Goodwill and intangible assets impairment charges	721	571	—
Loss on early extinguishment of debt	—	75	23
Deferred income taxes	(78)	(132)	(120)
Cash effects of changes in:
Receivables	(227)	(84)	138
Inventories	(333)	(72)	(251)
Accounts payable and other accruals	(115)	14	520
Other non-current assets and liabilities	(51)	(55)	(26)
Net cash provided by operations	2,556	3,325	3,719
Investing Activities
Capital expenditures	(696)	(567)	(410)
Purchases of marketable securities and investments	(470)	(141)	(143)
Proceeds from sale of marketable securities and investments	322	141	124
Payment for acquisitions, net of cash acquired	(809)	—	(353)
Proceeds from the sale of land	47	—	—
Other investing activities	5	(25)	3
Net cash used in investing activities	(1,601)	(592)	(779)
Financing Activities
Short-term borrowing (repayment) less than 90 days, net	540	(171)	488
Principal payments on debt (1)	(406)	(703)	(1,085)
Proceeds from issuance of debt	1,513	699	—
Dividends paid	(1,691)	(1,679)	(1,654)
Purchases of treasury shares	(1,308)	(1,320)	(1,476)
Proceeds from exercise of stock options	418	424	874
Purchases of non-controlling interests in subsidiaries	—	—	(99)
Other financing activities	(18)	(24)	33
Net cash used in financing activities	(952)	(2,774)	(2,919)
Effect of exchange rate changes on Cash and cash equivalents	(60)	(15)	(16)
Net (decrease) increase in Cash and cash equivalents	(57)	(56)	5
Cash and cash equivalents at beginning of year	832	888	883
Cash and cash equivalents at end of year	$775	$832	$888
Supplemental Cash Flow Information
Income taxes paid	$945	$890	$845
Interest paid	$151	$194	$188
(1) For the years ended December 31, 2022, 2021 and 2020, Principal payments on debt includes cash charges of $0 and $75 and $20, respectively, related to the extinguishment of debt prior to maturity. See Note 6, Long-Term Debt and Credit Facilities for additional information.
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

The Company’s principal classes of products accounted for the following percentages of worldwide Net sales for the past three years:

	2022	2021	2020
Oral Care	43%	44%	44%
Personal Care	19%	20%	21%
Home Care	17%	17%	18%
Pet Nutrition	21%	19%	17%
Total	100%	100%	100%

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
2.    Summary of Significant Accounting Policies

Principles of Consolidation

The Consolidated Financial Statements include the accounts of Colgate-Palmolive Company and its majority-owned or controlled subsidiaries. Intercompany transactions and balances have been eliminated. The Company’s investments in consumer products companies with interests ranging between 20% and 50%, where the Company has significant influence over the investee, are accounted for using the equity method. Net income (loss) from such investments is recorded in Other (income) expense, net in the Consolidated Statements of Income. As of December 31, 2022 and 2021, equity method investments included in Other assets in the Consolidated Balance Sheets were $70 and $64, respectively. Unrelated third parties hold the remaining ownership interests in these investments. Investments with less than a 20% interest are recorded at cost and periodically adjusted based on observable price changes or quoted market prices in active markets, if applicable.

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

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
Shipping and Handling Costs

Shipping and handling costs are classified as Selling, general and administrative expenses and were $1,874, $1,687 and $1,392 for the years ended December 31, 2022, 2021 and 2020, respectively.

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

Inventories

The cost of approximately 80% of inventories is determined using the FIFO method, which is stated at the lower of cost or net realizable value. The cost of all other inventories, in the U.S. and Mexico, is determined using the LIFO method, which is stated at the lower of cost or market. Inventories in excess of one year of forecasted sales are classified in the Consolidated Balance Sheets as non-current “Other assets.”

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

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
Recent Accounting Pronouncements

In September 2022, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2022-04, “Liabilities-Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations.” This ASU requires a buyer that uses supplier finance programs to make annual disclosures about the programs’ key terms, the balance sheet presentation of related amounts, the confirmed amount outstanding at the end of the period and associated roll-forward information. The guidance, which is effective for the Company beginning on January 1, 2023 (except for the roll-forward, which is effective beginning on January 1, 2024) is not expected to have a material impact on the Company’s Consolidated Financial Statements.

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

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” which provides optional expedients and exceptions for applying generally accepted accounting principles (“GAAP”) to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU No. 2021-01, “Reference Rate Reform (Topic 848): Scope,” which clarified that certain optional expedients and exceptions in Topic 848 apply to derivatives that are affected by the discounting transition due to reference rate reform. In December 2022, the FASB issued ASU No. 2022-06, "Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848," which defers the sunset date of Topic 848 from December 31, 2022 to December 31, 2024, after which entities will no longer be permitted to apply the relief under Topic 848. We have completed our evaluation of significant contracts under this ASU. Certain of the reviewed contracts have been modified and the remaining reviewed contracts will be modified, where necessary, to apply a new reference rate, primarily the Secured Overnight Financing Rate (SOFR). Accordingly the guidance has not had and is not expected to have a material impact on the Company’s Consolidated Financial Statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
3.    Acquisitions

Red Collar Pet Foods

On September 30, 2022, the Company acquired a business that operates three dry pet food manufacturing plants in the United States, from Red Collar Pet Foods Holdings, Inc. and Red Collar Pet Foods Holdings, L.P. (collectively, “Red Collar Pet Foods”) for cash consideration of $727 (subject to adjustment for net working capital) to further support the global growth of its Hill’s Pet Nutrition business. The acquisition was financed with a combination of debt and cash and accounted for as a business combination in accordance with ASC 805. The net working capital adjustment was finalized in the fourth quarter of 2022, resulting in a decrease to the purchase price of $8 and a corresponding reduction in goodwill.

During the fourth quarter of 2022, the Company finalized its purchase price allocation and the final purchase price of $719 has been allocated to the net assets acquired based on their respective estimated fair values as follows:

Inventories	$33
Property, plant and equipment	362
Goodwill	418
Current liabilities	(5)
Intangible liability	(16)
Deferred income taxes	(73)
Fair value of net assets acquired	$719

Goodwill of $418 was allocated to the Pet Nutrition segment. Goodwill will not be deductible for tax purposes.
Pro forma results of operations have not been presented as the impact on the Company’s Consolidated Financial Statements is not material.

Nutriamo S.r.l.

On April 28, 2022, the Company acquired a business that operates a pet food manufacturing plant from Nutriamo S.r.l. (“Nutriamo”), a canned pet food manufacturer based in Italy, which gives the Company additional capacity for the Hill’s wet pet nutrition diets, particularly in Europe. This acquisition was accounted for as a business combination in accordance with ASC 805. The impact of this acquisition on the Company’s Consolidated Financial Statements was not material.

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

Implementation of the 2022 Global Productivity Initiative, which is expected to be substantially completed by mid-year 2024, is estimated to result in cumulative pre-tax charges, once all phases are approved and implemented, in the range of $200 to $240 ($170 to $200 aftertax), which is currently estimated to be comprised of the following: employee-related costs, including severance, pension and other termination benefits (80%); asset-related costs, primarily accelerated depreciation and asset write-downs (10%); and other charges (10%), which include contract termination costs, consisting primarily of implementation-related charges resulting directly from exit activities and the implementation of new strategies. It is estimated that approximately 80% to 90% of the charges will result in cash expenditures.

It is expected that the cumulative pretax charges, once all projects are approved and implemented, will relate to initiatives undertaken in North America (5%), Latin America (10%), Europe (45%), Asia Pacific (5%), Africa/Eurasia (10%), Hill’s Pet Nutrition (10%) and Corporate (15%).

For the twelve months ended December 31, 2022, charges resulting from the 2022 Global Productivity Initiative are reflected in the income statement as follows:

Twelve Months Ended December 31,
2022
Selling, general and administrative expenses	5
Other (income) expense, net	90
Non-service related postretirement costs	15
Total 2022 Global Productivity Initiative charges, pretax	$110

Total 2022 Global Productivity Initiative charges, aftertax	$87

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

Twelve Months Ended December 31,
2022
North America	11%
Latin America	18%
Europe	19%
Asia Pacific	8%
Africa/Eurasia	11%
Hill's Pet Nutrition	11%
Corporate	22%
Total	100%

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
The following table summarizes the activity for the restructuring and related implementation charges discussed above and the related accruals:

	Twelve Months Ended December 31,
	Employee-Related Costs	Incremental Depreciation	Asset Impairments	Other	Total
Balance at December 31, 2021	$—	$—	$—	$—	$—
Charges	102	—	1	7	110
Cash Payments	(53)	—	—	(4)	(57)
Charges against assets	(15)	—	—	—	(15)
Foreign exchange	(4)	—	—	—	(4)
Balance at December 31, 2022	$30	$—	$1	$3	$34

Employee-Related Costs primarily include severance and other termination benefits and are calculated based on long-standing benefit practices, written severance policies, local statutory requirements and, in certain cases, voluntary termination arrangements. Employee-Related Costs also include pension enhancements of $15 for the twelve months ended December 31, 2022, which are reflected as Charges against assets within Employee-Related Costs in the preceding tables as the corresponding balance sheet amounts are reflected as a reduction of pension assets or an increase in pension liabilities.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
5.    Goodwill and Other Intangible Assets

The changes in net carrying value of Goodwill by segment for the years ended December 31, 2022 and 2021 were as follows:

	2021
	Beginning Balance	Acquisitions	Impairments	Foreign currency translation	Ending Balance
Oral, Personal and Home Care
North America	$912	$—	$—	$—	$912
Latin America	171	—	—	(12)	159
Europe	2,415	—	(367)	(146)	1,902
Asia Pacific	190	—	—	(8)	182
Africa/Eurasia	121	—	—	(7)	114
Total Oral, Personal and Home Care	3,809	—	(367)	(173)	3,269
Pet Nutrition	15	—	—	—	15
Total Goodwill	$3,824	$—	$(367)	$(173)	$3,284

	2022
	Beginning Balance	Acquisitions (1)	Impairments	Foreign currency translation	Ending Balance
Oral, Personal and Home Care
North America	$912	$—	$—	$(6)	$906
Latin America	159	—	—	9	168
Europe	1,902	—	(332)	(66)	1,504
Asia Pacific	182	—	—	(3)	179
Africa/Eurasia	114	—	—	(7)	107
Total Oral, Personal and Home Care	3,269	—	(332)	(73)	2,864
Pet Nutrition	15	474	—	(1)	488
Total Goodwill	$3,284	$474	$(332)	$(74)	$3,352

(1) For information related to the Company's acquisitions, refer to Note 3, Acquisitions

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
Other intangible assets as of December 31, 2022 and 2021 were comprised of the following:

	2022			2021
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trademarks - finite life	$885	$(471)	$414	$891	$(445)	$446
Other finite life intangible assets	616	(322)	294	744	(289)	455
Indefinite life intangible assets	1,212	—	1,212	1,561	—	1,561
Total Other intangible assets	$2,713	$(793)	$1,920	$3,196	$(734)	$2,462

The change in the net carrying amounts of Other intangible assets during 2022 was due to the impact of impairment charges related to the Filorga intangible assets as more fully described below, foreign currency translation and amortization expense of $80. Annual estimated amortization expense for each of the next five years is expected to be approximately $64.

In the fourth quarter of 2022, the Company made revisions to the internal forecasts relating to its Filorga reporting unit due primarily to the continued impact of the COVID-19 pandemic, particularly in China, as a result of government restrictions and reduced consumer mobility, which negatively impacted consumption in the duty-free, travel retail and pharmacy channels. The Company concluded that the changes in circumstances in this reporting unit and the impact of significantly higher interest rates triggered the need for an interim impairment review of its indefinite-lived trademark, goodwill, and long-lived assets which consists primarily of customer relationships. As a result of the interim impairment test, the Company concluded that the carrying value of the trademark and customer relationships exceeded their estimated fair value, and recorded impairment charges of $300 and $89, respectively, reducing their carrying values to $257 and $118, respectively, as of December 31, 2022. After adjusting the carrying values of the trademark and customer relationship intangible assets, the Company completed a quantitative impairment test for goodwill and recorded a goodwill impairment charge of $332 in the Filorga reporting unit, reducing the carrying value of goodwill to $214 as of December 31, 2022. The goodwill and intangible assets impairment charges are presented as a separate line item in the Consolidated Statements of Income.

In the fourth quarter of 2021, the Company made revisions to the internal forecasts relating to its Filorga reporting unit due primarily to the impact of the COVID-19 pandemic on the Filorga skin health business as a result of government restrictions and reduced consumer mobility, which negatively impacted consumption in the duty-free, travel retail and pharmacy channels. The Company performed an impairment review and concluded that the carrying value of the trademark exceeded its estimated fair value, and recorded an impairment charge of $204, reducing the carrying value to approximately $588. After adjusting the carrying value of the trademark, the Company completed a quantitative impairment test for goodwill and recorded a goodwill impairment charge of $367 in the Filorga reporting unit, reducing the carrying value of goodwill to approximately $577.

The Company used the income approach to determine the fair value of the Filorga reporting unit, indefinite-lived trademark and customer relationships that required significant judgments and estimates by management regarding several key inputs, including future cash flows consistent with management’s plans, sales growth rates, customer attrition rate, and the selection of royalty rate and a discount rate, among others. Estimating sales growth rates requires significant judgment by management in areas such as future economic conditions, category and industry growth rates, product pricing, consumer tastes and preferences and future expansion expectations.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
6.    Long-Term Debt and Credit Facilities

Long-term debt consisted of the following at December 31:

	Weighted Average Interest Rate	Maturities			2022	2021
Notes	2.6%	2023	-	2078	$6,933	$5,958
Commercial paper	2.1%	2023			1,778	1,204
Finance Lease Obligations	Various	Various			44	44
					8,755	7,206
Less: Current portion of long-term debt					(14)	(12)
Total					$8,741	$7,194

The Company classifies commercial paper and notes maturing within the next twelve months as long-term debt when it has the intent and ability to refinance such obligations on a long-term basis. Excluding commercial paper, scheduled maturities of long-term debt and finance leases outstanding as of December 31, 2022, were as follows:

Years Ended December 31,
2023	$921
2024	510
2025	636
2026	538
2027	499
Thereafter	3,873

The Company has entered into foreign exchange contracts related to certain of these debt instruments. See Note 7, Fair Value Measurements and Financial Instruments for further information about the Company’s financial instruments.

The Company’s debt issuances and redemptions support its capital structure strategy objectives of funding its business and growth initiatives while minimizing its risk-adjusted cost of capital. During the third quarter of 2022, the Company issued $500 of three-year Senior Notes at a fixed coupon rate of 3.100%, $500 of five-year Senior Notes at a fixed coupon rate of 3.100% and $500 of ten-year Senior Notes at a fixed coupon rate of 3.250%.

During the fourth quarter of 2021, the Company issued €500 of eight-year notes at a fixed coupon rate of 0.300%. The debt issuance was under the Company’s shelf registration statement. An amount equal to the net proceeds of the notes was allocated to finance or refinance, in part or in full, new and existing projects and programs with distinct environmental or social benefits.

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

At December 31, 2022, the Company had access to unused domestic and foreign lines of credit of $3,401 (including under the facility discussed below) and could also issue long-term debt pursuant to an effective shelf registration statement.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
In November 2022, the Company entered into an amended and restated $3,000 five-year revolving credit facility with a syndicate of banks for a five-year term expiring November 2027, which replaced, on substantially similar terms, the Company's $3,000 revolving credit facility that was scheduled to expire in August 2026. Commitment fees related to the credit facility are not material.

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

The following table summarizes the fair value of the Company’s derivative instruments and other financial instruments which are carried at fair value in the Company’s Consolidated Balance Sheets as of December 31, 2022 and December 31, 2021:

	Assets			Liabilities
	Account	Fair Value		Account	Fair Value
Designated derivative instruments		December 31, 2022	December 31, 2021		December 31, 2022	December 31, 2021
Interest rate swap contracts	Other current assets	$—	$5	Other accruals	$—	$—
Forward-starting interest rate swaps	Other assets	—	20	Other liabilities	—	21
Foreign currency contracts	Other current assets	19	22	Other accruals	15	6
Commodity contracts	Other current assets	4	2	Other accruals	—	—
Total designated		$23	$49		$15	$27

Other financial instruments
Marketable securities	Other current assets	175	34
Total other financial instruments		$175	$34

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
The carrying amount of cash, cash equivalents, accounts receivable and short-term debt approximated fair value as of December 31, 2022 and 2021. The estimated fair value of the Company’s long-term debt, including the current portion, as of December 31, 2022 and 2021, was $8,184 and $7,651, respectively, and the related carrying value was $8,755 and $7,206, respectively. The estimated fair value of long-term debt was derived principally from quoted prices on the Company’s outstanding fixed-term notes (Level 2 valuation).

The following amounts were recorded on the Consolidated Balance Sheet related to cumulative basis adjustment for fair value hedges as of:

	December 31, 2022	December 31, 2021
Long-term debt:
Carrying amount of hedged item	$—	$405
Cumulative hedging adjustment included in the carrying amount	$—	$5

The following tables present the notional values as of:

	December 31, 2022
	Foreign Currency Contracts	Foreign Currency Debt	Interest Rate Swaps	Forward-Starting Interest Rate Swaps	Commodity Contracts	Total
Fair Value Hedges	$609	$—	$—	$—	$—	$609
Cash Flow Hedges	840	—	—	—	26	866
Net Investment Hedges	138	4,797	—	—	—	4,935

	December 31, 2021
	Foreign Currency Contracts	Foreign Currency Debt	Interest Rate Swaps	Forward-Starting Interest Rate Swaps	Commodity Contracts	Total
Fair Value Hedges	$566	$—	$400	$—	$—	$966
Cash Flow Hedges	873	—	—	700	24	1,597
Net Investment Hedges	173	4,600	—	—	—	4,773

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
The following table presents the location and amount of gains (losses) on hedges recognized on the Company’s Consolidated Statements of Income:

	Twelve Months Ended December 31,
	2022			2021
	Cost of sales	Selling, general and administrative expenses	Interest (income) expense, net	Cost of sales	Selling, general and administrative expenses	Interest (income) expense, net
Gain (loss) on hedges recognized in income:
Interest rate swaps designated as fair value hedges:
Derivative instrument	$—	$—	$(5)	$—	$—	$8
Hedged items	—	—	5	—	—	(8)
Foreign currency contracts designated as fair value hedges:
Derivative instrument	—	44	—	—	6	—
Hedged items	—	(44)	—	—	(6)	—
Foreign currency contracts designated as cash flow hedges:
Amount reclassified from OCI	13	—	—	(12)	—	—
Commodity contracts designated as cash flow hedges:
Amount reclassified from OCI	5	—	—	5	—	—
Forward-starting interest rate swaps designated as cash flow hedges:
Amount reclassified from OCI	—	—	2	—	—	—
Total gain (loss) on hedges recognized in income	$18	$—	$2	$(7)	$—	$—

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
The following table presents the location and amount of gains (losses) on hedges included in OCI:

	Twelve Months Ended
	December 31,
	2022	2021
Foreign currency contracts designated as cash flow hedges:
Gain (loss) recognized in OCI	$9	$16
Forward-starting interest rate swaps designated as cash flow hedges:
Gain (loss) recognized in OCI	82	(6)
Commodity contracts designated as cash flow hedges:
Gain (loss) recognized in OCI	9	3
Foreign currency contracts designated as net investment hedges:
Gain (loss) on instruments	(5)	30
Gain (loss) on hedged items	5	(30)
Foreign currency debt designated as net investment hedges:
Gain (loss) on instruments	218	370
Gain (loss) on hedged items	(218)	(370)
Total gain (loss) on hedges recognized in OCI	$100	$13

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
8.    Capital Stock and Stock-Based Compensation Plans

Preference Stock

The Company has the authority to issue 50,262,150 shares of preference stock.

Stock Repurchases

On March 10, 2022, the Board authorized the repurchase of shares of the Company’s common stock having an aggregate purchase price of up to $5 billion under a new share repurchase program (the “2022 Program”), which replaced a previously authorized share repurchase program. The Board also has authorized share repurchases on an ongoing basis to fulfill certain requirements of the Company’s compensation and benefit programs. The shares are repurchased from time to time in open market or privately negotiated transactions at the Company’s discretion, subject to market conditions, customary blackout periods and other factors. The Company repurchased its common stock at a cost of $1,308 during 2022.

The Company may use either authorized and unissued shares or treasury shares to meet share requirements resulting from the exercise of stock options and the vesting of restricted stock unit awards.

A summary of common stock and treasury stock activity for the three years ended December 31 is as follows:

	Common Stock Outstanding	Treasury Stock
Balance, January 1, 2020	854,701,779	611,004,581

Common stock acquired	(18,701,843)	18,701,843
Shares issued for stock options	13,018,354	(13,018,354)
Shares issued for restricted stock units and other	875,311	(875,311)
Balance, December 31, 2020	849,893,601	615,812,759

Common stock acquired	(16,518,163)	16,518,163
Shares issued for stock options	6,357,793	(6,357,793)
Shares issued for restricted stock units and other	747,053	(747,053)
Balance, December 31, 2021	840,480,284	625,226,076

Common stock acquired	(17,060,788)	17,060,788
Shares issued for stock options	5,654,692	(5,654,692)
Shares issued for restricted stock units and other	1,138,418	(1,138,418)
Balance, December 31, 2022	830,212,606	635,493,754

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

The Company has one incentive compensation plan pursuant to which it issues restricted stock units (both performance-based and time-vested) and stock options to employees and shares of common stock and stock options to non-employee directors. The Personnel and Organization Committee of the Board of Directors, which is comprised entirely of independent directors, administers the incentive compensation plan. The total stock-based compensation expense charged against pretax income for this plan was $125, $135 and $107 for the years ended December 31, 2022, 2021 and 2020, respectively. The total income tax benefit recognized on stock-based compensation, excluding excess tax benefits, was approximately $25, $25 and $20 for the years ended December 31, 2022, 2021 and 2020, respectively.

Stock-based compensation expense is recorded within Selling, general and administrative expenses in the Corporate segment as these amounts are not included in internal measures of segment operating performance.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock option awards. The weighted-average estimated fair value of stock options granted in the years ended December 31, 2022, 2021 and 2020 was $14.71, $11.11 and $11.26, respectively. Fair value is estimated using the Black-Scholes option pricing model with the assumptions summarized in the following table:

	2022	2021	2020
Expected term of options	6 years	6 years	6 years
Expected volatility rate	21.1%	20.3%	21.8%
Risk-free interest rate	3.0%	1.0%	0.5%
Expected dividend yield	2.4%	2.3%	2.3%

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

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
Performance-based Restricted Stock Units

Under the Company's long-term incentive compensation program, the Company grants officers and other key employees a target number of unearned performance-based restricted stock units at the beginning of each three-year performance cycle. Awards are earned and vest following the conclusion of the performance period on the basis of achievement of performance goals established at the commencement of each three-year performance period.

A summary of performance-based restricted stock unit activity for the year ended December 31, 2022 is presented below:

	Shares (in thousands)	Weighted Average Grant Date Fair Value Per Award
Performance-based restricted stock units as of January 1, 2022	1,026	$70
Activity:
Granted	375	68
Vested	(451)	67
Forfeited	(63)	69
Change due to performance and/or market condition achievement	139	67
Performance-based restricted stock units as of December 31, 2022	1,026	$70

As of December 31, 2022, there was $26 of total unrecognized compensation expense related to unvested performance-based restricted stock unit awards, which will be recognized ratably over the remaining performance period.

The Company uses a Monte-Carlo simulation model to estimate the fair value of performance-based restricted stock units at the date of grant.

Time-Vested Restricted Stock Units

The Company also grants time-vested restricted stock unit awards. As described above, under the Company’s previous long-term incentive program, time-vested restricted stock unit awards were granted to officers and other key employees following a three-year performance period. Awards vest at the end of the restriction period, which is three years from the date of grant. As of December 31, 2022, approximately 10,313,550 shares of common stock were available for future restricted stock unit awards.

A summary of restricted stock unit activity during 2022 is presented below:

	Shares (in thousands)	Weighted Average Grant Date Fair Value Per Award
Restricted stock units as of January 1, 2022	1,916	$76
Activity:
Granted	582	78
Vested	(554)	72
Forfeited	(84)	76
Restricted stock units as of December 31, 2022	1,860	$77

As of December 31, 2022, there was $53 of total unrecognized compensation expense related to unvested time-vested restricted stock unit awards, which will be recognized over a weighted-average period of 2 years. The total fair value of time-vested restricted stock units vested during the years ended December 31, 2022, 2021 and 2020 was $40, $47 and $58, respectively.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

Stock Options

The Company issues non-qualified stock options to non-employee directors, officers and other employees. Beginning in 2019, stock options have a contractual term of eight years. Prior to 2019, stock options generally had a contractual term of six years. Stock options generally vest ratably over three years. As of December 31, 2022, approximately 22,003,581 shares of common stock were available for future stock option grants.

A summary of stock option activity during 2022 is presented below:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Intrinsic Value of Unexercised In-the-Money Options
Options outstanding, January 1, 2022	26,095	$72
Granted	4,325	78
Exercised	(5,693)	72
Forfeited	(270)	77
Expired	(26)	74
Options outstanding, December 31, 2022	24,431	75	5	$105
Options exercisable, December 31, 2022	15,868	$73	4	$93

As of December 31, 2022, there was $36 of total unrecognized compensation expense related to unvested stock options, which will be recognized over a weighted-average period of 1.5 years. The total intrinsic value of options exercised during the years ended December 31, 2022, 2021 and 2020 was $47, $83 and $136, respectively.

The benefits of tax deductions in excess of grant date fair value resulting from the exercise of stock options and vesting of restricted stock unit awards for the years ended December 31, 2022, 2021 and 2020 were $2, $9 and $8, respectively, and are recognized in the provision for income taxes as a discrete item in the quarterly period in which they occur and classified as an operating cash flow. Cash proceeds received from options exercised for the years ended December 31, 2022, 2021 and 2020 were $418, $424 and $874, respectively.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
9.    Employee Stock Ownership Plan

In 1989, the Company expanded its Employee Stock Ownership Plan (“ESOP”) through the introduction of a leveraged ESOP that funds certain benefits for employees who have met eligibility requirements. As of December 31, 2022 and 2021, there were 9,417,692 and 10,290,667 shares of common stock, respectively, outstanding and issued to the Company’s ESOP.

During 2000, the ESOP entered into a loan agreement with the Company under which the benefits of the ESOP may be extended through 2035. As of December 31, 2022, the ESOP had outstanding borrowings from the Company of $1, which represents unearned compensation shown as a reduction in Shareholders’ equity.

Dividends on stock held by the ESOP are paid to the ESOP trust and, together with cash contributions from the Company, are (a) used by the ESOP to repay principal and interest, (b) credited to participant accounts, (c) used for contributions to the Company’s defined contribution plans or (d) used to pay the Company’s defined contribution plan expenses. Stock is allocated to participants based upon the ratio of the current year’s debt service to the sum of total outstanding principal and interest payments over the life of the debt. As of December 31, 2022, 8,857,750 shares of common stock had been released and allocated to participant accounts and 559,942 shares of common stock were available for future release and allocation to participant accounts.

Dividends on the stock used to repay principal and interest or credited to participant accounts are deductible for income tax purposes and, accordingly, are reflected net of their tax benefit in the Consolidated Statements of Changes in Shareholders’ Equity.

Annual expense related to the ESOP was $0 in 2022, 2021 and 2020.

The Company paid dividends on the shares held by the ESOP of $19 in 2022, $20 in 2021 and $23 in 2020. The Company did not make any contributions to the ESOP in 2022, 2021 or 2020.

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

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
In the Company’s principal U.S. plans and certain funded foreign plans, funds are contributed to trusts in accordance with regulatory limits to provide for current service and for any unfunded projected benefit obligation over a reasonable period. The target asset allocation for the Company’s defined benefit plans is as follows:

	United States	International
Asset Category
Equity securities	21%	23%
Fixed income securities	76%	61%
Real estate and other investments	3%	16%
Total	100%	100%

At December 31, 2022, the allocation of the Company’s plan assets and the level of valuation input, as applicable, for each major asset category were as follows:

	Level of Valuation Input	Pension Plans
		United States	International

Cash and cash equivalents	Level 1	$30	$8
U.S. common stocks	Level 1	—	2
International common stocks	Level 1	—	13
Pooled funds(1)	Level 1	38	95
Fixed income securities(2)	Level 2	676	62
Guaranteed investment contracts(3)	Level 2	—	34
		744	214
Investments valued using NAV per share(4)
Domestic, developed and emerging markets equity funds		260	61
Fixed income funds(5)		337	202
Hedge funds(6)		—	7
Multi-asset funds(7)		24	1
Real estate funds(8)		—	31
		621	302

Other assets and liabilities, net(9)		(2)	—
Total Investments		$1,363	$516

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
At December 31, 2021, the allocation of the Company’s plan assets and the level of valuation input, as applicable, for each major asset category were as follows:

	Level of Valuation Input	Pension Plans
		United States	International

Cash and cash equivalents	Level 1	$38	$9
U.S. common stocks	Level 1	—	2
International common stocks	Level 1	—	13
Pooled funds(1)	Level 1	48	116
Fixed income securities(2)	Level 2	905	67
Guaranteed investment contracts(3)	Level 2	1	51
		992	258
Investments valued using NAV per share(4)
Domestic, developed and emerging markets equity funds		361	97
Fixed income funds(5)		469	328
Hedge funds(6)		—	8
Multi-asset funds(7)		26	2
Real estate funds(8)		—	30
		856	465

Other assets and liabilities, net(9)		(14)	—
Total Investments		$1,834	$723
_______
(1)Pooled funds primarily invest in U.S. and foreign equity securities, debt and money market securities.
(2)The fixed income securities are traded over-the-counter and certain of these securities lack daily pricing or liquidity and as such are classified as Level 2. As of December 31, 2022 and December 31, 2021 approximately 40% of the U.S. pension plan fixed income portfolio was invested in U.S. treasury or agency securities, with the remainder invested in other government bonds and corporate bonds.
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

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
Equity securities in the U.S. plans did not include any investment in the Company’s common stock at either December 31, 2022 or December 31, 2021. No shares of the Company’s stock were purchased by the U.S. plans in 2022 or 2021. The plans received no dividends on the Company’s common stock in either 2022 or 2021.

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

The Company uses a December 31 measurement date for its defined benefit and other retiree benefit plans. Summarized information for the Company’s defined benefit and other retiree benefit plans is as follows:

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

	Pension Plans				Other Retiree Benefit Plans
	2022	2021	2022	2021	2022	2021
	United States		International
Change in Benefit Obligations
Benefit obligations at beginning of year	$2,207	$2,363	$937	$1,013	$1,080	$1,112
Service cost	—	—	15	19	18	26
Interest cost	64	61	21	20	36	35
Participants’ contributions	—	—	5	6	—	—
Plan amendments	—	(2)	2	—	(175)	—
Actuarial loss (gain)	(430)	(52)	(190)	(39)	(250)	(50)
Foreign exchange impact	—	—	(56)	(38)	2	(8)
Termination benefits	14	—	—	—	1	—
Curtailments and settlements	(4)	(5)	(27)	(4)	—	—
Benefit payments	(178)	(158)	(32)	(40)	(54)	(35)
Benefit obligations at end of year	$1,673	$2,207	$675	$937	$658	$1,080
Change in Plan Assets
Fair value of plan assets at beginning of year	$1,834	$1,921	$723	$698	$—	$3
Actual return on plan assets	(321)	46	(139)	45	—	—
Company contributions	32	28	35	33	54	32
Participants’ contributions	—	—	5	6	—	—
Foreign exchange impact	—	—	(49)	(14)	—	—
Settlements and acquisitions	(4)	(3)	(27)	(5)	—	—
Benefit payments	(178)	(158)	(32)	(40)	(54)	(35)
Fair value of plan assets at end of year	$1,363	$1,834	$516	$723	$—	$—
Funded Status
Benefit obligations at end of year	$1,673	$2,207	$675	$937	$658	$1,080
Fair value of plan assets at end of year	1,363	1,834	516	723	—	—
Net amount recognized	$(310)	$(373)	$(159)	$(214)	$(658)	$(1,080)
Amounts Recognized in Balance Sheet
Noncurrent assets	$33	$70	$51	$72	$—	$—
Current liabilities	(25)	(27)	(14)	(13)	(43)	(47)
Noncurrent liabilities	(318)	(416)	(196)	(273)	(615)	(1,033)
Net amount recognized	$(310)	$(373)	$(159)	$(214)	$(658)	$(1,080)
Amounts Recognized in Accumulated Other Comprehensive Income (Loss)
Actuarial loss	$811	$866	$137	$179	$92	$356
Transition/prior service cost(credit)	—	—	10	9	(168)	—
	$811	$866	$147	$188	$(76)	$356
Accumulated benefit obligation	$1,656	$2,171	$616	$872	$—	$—

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

	Pension Plans				Other Retiree Benefit Plans
	2022	2021	2022	2021	2022	2021
	United States		International
Weighted-Average Assumptions Used to Determine Benefit Obligations
Discount rate	5.66%	2.98%	4.75%	2.10%	5.67%	3.06%
Expected long-term rate of return on plan assets	6.25%	5.70%	4.66%	2.72%	N/A	N/A
Long-term rate of compensation increase	3.50%	3.50%	3.22%	2.89%	3.50%	3.50%
ESOP growth rate	—%	—%	—%	—%	6.00%	6.00%
Medical cost trend rate of increase	—%	—%	—%	—%	6.25%	6.00%
Interest Crediting Rate	5.21%	2.85%	2.28%	0.84%	—%	—%

The actuarial gains recorded during 2022 for both the U.S. pension and Other retiree benefit plans were primarily a result of an increase in discount rates applied against future estimated benefit payments that resulted in a decrease in the benefit obligation for both the U.S. pension and Other retiree benefit plans, and amendment of the domestic postretirement plan to limit eligibility for certain existing employees and change the way coverage and subsidies are delivered for certain current and future retirees. The actuarial gains recorded during 2021 for both the U.S. pension and other retiree benefit plans were primarily a result of an increase in discount rates applied against future estimated benefit payments that resulted in a decrease in the benefit obligation for both the U.S. pension and Other retiree benefit plans.

The overall investment objective of the plans is to balance risk and return so that obligations to employees are met. The Company evaluates its expected long-term rate of return on plan assets on an annual basis. In determining the expected long-term rate of return, the Company considers the nature of the plans’ investments and the historical rates of return. The assumed expected long-term rate of return on plan assets for U.S. plans was 6.25% as of December 31, 2022 and 5.70% as of December 31, 2021. Average annual rates of return for the U.S. plans for the most recent 1-year, 5-year, 10-year, 15-year and 25-year periods were (18)%, 1%, 4%, 4% and 5%, respectively. Similar assessments were performed in determining rates of return on international pension plan assets to arrive at the Company’s 2022 weighted-average expected long-term rate of return on plan assets of 4.66%.

The medical cost trend rate of increase assumed in measuring the expected cost of benefits is projected to decrease from 6.25% in 2023 to 4.50% by 2027, remaining at 4.50% for the years thereafter.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
Pension plans with projected benefit obligations in excess of plan assets and plans with accumulated benefit obligations in excess of plan assets as of December 31 consisted of the following:

	2022	2021
Benefit Obligation Exceeds Fair Value of Plan Assets
Projected benefit obligation	$657	$805
Fair value of plan assets	108	82

Accumulated benefit obligation	540	771
Fair value of plan assets	20	81

Other Retiree Benefit plans with accumulated postretirement benefit obligation in excess of plan assets as of December 31 consisted of the following:

	2022	2021
Benefit Obligation Exceeds Fair Value of Plan Assets
Accumulated postretirement benefit obligation	$658	$1,080
Fair value of plan assets	—	—

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
Summarized information regarding the net periodic benefit costs for the Company’s defined benefit and other retiree benefit plans is as follows:

	Pension Plans						Other Retiree Benefit Plans
	2022	2021	2020	2022	2021	2020	2022	2021	2020
	United States			International
Components of Net Periodic Benefit Cost
Service cost	$—	$—	$1	$15	$19	$17	$18	$26	$20
Interest cost	64	61	74	21	20	21	36	35	37
Expected return on plan assets	(101)	(106)	(111)	(21)	(20)	(22)	—	—	(2)
Amortization of transition and prior service costs (credits)	—	—	—	1	1	—	(6)	—	—
Amortization of actuarial loss	46	47	46	7	11	9	14	23	18
Net periodic benefit cost	$9	$2	$10	$23	$31	$25	$62	$84	$73
Other postretirement charges	13	(3)	4	4	1	—	2	—	—
Total pension cost	$22	$(1)	$14	$27	$32	$25	$64	$84	$73
Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost
Discount rate	2.98%	2.65%	3.40%	2.10%	1.61%	2.06%	3.06%	2.88%	3.56%
Expected long-term rate of return on plan assets	5.70%	5.70%	6.30%	2.72%	2.93%	3.38%	N/A	5.70%	6.30%
Long-term rate of compensation increase	3.50%	3.50%	3.50%	2.89%	2.62%	2.83%	—%	—%	—%
ESOP growth rate	—%	—%	—%	—%	—%	—%	6.00%	10.00%	10.00%
Medical cost trend rate of increase	—%	—%	—%	—%	—%	—%	6.00%	6.00%	6.00%
Interest Crediting Rate	2.82%	2.48%	3.21%	0.84%	0.83%	0.85%	—%	—%	—%

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

Other postretirement charges for the twelve months ended December 31, 2022 included pension and other charges of $15 incurred pursuant to the 2022 Global Productivity Initiative. The Company made no voluntary contributions in 2022, 2021, and 2020.

Expected Contributions and Benefit Payments

At present, the Company does not expect to make any voluntary contributions to its U.S. postretirement plans for the year ending December 31, 2023. Actual funding may differ from current estimates depending on the variability of the market value of the assets as compared to the obligation and other market or regulatory conditions.

Benefit payments expected to be paid from the Company’s assets to participants in unfunded plans are estimated to be approximately $86 for the year ending December 31, 2023.

Total benefit payments expected to be paid to participants in both funded and unfunded plans are estimated as follows:

	Pension Plans
Years Ended December 31,	United States	International	Other Retiree Benefit Plans	Total
2023	$141	$40	$44	$225
2024	142	40	50	232
2025	139	39	51	229
2026	143	42	51	236
2027	143	42	51	236
2028-2032	669	234	263	1,166

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
11.    Income Taxes

The components of Income before income taxes are as follows for the years ended December 31:

	2022	2021	2020
United States	$1,169	$1,256	$1,317
International	1,491	1,831	2,330
Total Income before income taxes	$2,660	$3,087	$3,647

The Provision for income taxes consists of the following for the years ended December 31:

	2022	2021	2020
United States	$199	$228	$259
International	494	521	528
Total Provision for income taxes	$693	$749	$787

Temporary differences between accounting for financial statement purposes and accounting for tax purposes result in the current provision for taxes being higher (lower) than the total provision for income taxes as follows:

	2022	2021	2020
Goodwill and intangible assets	$106	$50	$1
Property, plant and equipment	2	(19)	12
Pension and other retiree benefits	(1)	(4)	10
Stock-based compensation	(3)	11	(7)
Right-of-use assets/lease liabilities	(5)	(2)	(1)
Tax credits and tax loss carryforwards	8	(2)	(1)
Deferred withholding tax	8	(16)	111
Research and Experimentation Capitalization	58	—	—
Other, net	(10)	19	18
Total deferred tax benefit (provision)	$163	$37	$143

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
The difference between the statutory U.S. federal income tax rate and the Company’s global effective tax rate as reflected in the Consolidated Statements of Income is as follows:

	2022	2021	2020
Percentage of Income before income taxes
Tax at United States statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	0.8	1.1	1.0
Earnings taxed at other than United States statutory rate	5.4	2.7	3.3
Benefit for foreign tax matters(1)	—	—	(2.0)
Non-deductible goodwill impairment charges	1.9	2.2	—
Foreign-derived intangible income benefit	(2.6)	(2.2)	(1.6)
Other, net	(0.4)	(0.5)	(0.1)
Effective tax rate	26.1%	24.3%	21.6%
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

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
The components of deferred tax assets (liabilities) are as follows at December 31:

	2022	2021
Deferred tax liabilities:
Goodwill and intangible assets	$(405)	$(523)
Property, plant and equipment	(375)	(301)
Right-of-use assets	(118)	(125)
Deferred withholding tax	(103)	(111)
Other	(27)	(35)
Total deferred tax liabilities	(1,028)	(1,095)
Deferred tax assets:
Pension and other retiree benefits	214	344
Tax credits and tax loss carryforwards	169	152
Lease liabilities	125	138
Accrued liabilities	218	234
Stock-based compensation	73	76
Research and Experimentation Capitalization	58	—
Other	52	69
Total deferred tax assets	909	1,013
Valuation Allowance	$(129)	$(120)
Net deferred tax assets	$780	$893
Net deferred income taxes	$(248)	$(202)

Applicable U.S. income and foreign withholding taxes have been provided on substantially all of the Company’s accumulated earnings of foreign subsidiaries.

Net tax expense of $164 and $146 were recorded directly through equity in 2022 and 2021, respectively. Net tax benefit of $101 was recorded directly through equity in 2020. The net tax expense or benefit in each year predominantly includes current and future tax impacts related to benefit plans and the impact of currency translation adjustments.

The Company uses a comprehensive model to recognize, measure, present and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on an income tax return.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
Unrecognized tax benefits activity for the years ended December 31, 2022, 2021 and 2020 is summarized below:

	2022	2021	2020
Unrecognized tax benefits:
Balance, January 1	$245	$227	$173
Increases as a result of tax positions taken during the current year	32	26	18
Decreases of tax positions taken during prior years	(21)	(20)	(5)
Increases of tax positions taken during prior years	46	40	57
Decreases as a result of settlements with taxing authorities and the expiration of statutes of limitations	(2)	(23)	(19)
Effect of foreign currency rate movements	(2)	(5)	3
Balance, December 31	$298	$245	$227

If all of the unrecognized tax benefits for 2022 above were recognized, approximately $289 would impact the effective tax rate. It is reasonably possible that the amount of unrecognized benefits with respect to our uncertain tax positions could change in the next twelve months and such change may or may not be material.

The Company recognized expense of approximately $8, $10 and $9 for interest and penalties related to the above unrecognized tax benefits within income tax expense in 2022, 2021 and 2020, respectively. The Company had accrued interest and penalties of approximately $40, $35 and $24 as of December 31, 2022, 2021 and 2020, respectively.

The Company and its subsidiaries file U.S. federal income tax returns as well as income tax returns in many state and foreign jurisdictions. All U.S. federal income tax returns through December 31, 2013 have been audited by the Internal Revenue Service (the "IRS") and there are limited matters which the Company plans to appeal for years 2010 through 2013. One such matter relates to the IRS assessment of taxes on the Company by imputing income on certain activities within one of our international operations. In light of a recent U.S. Tax Court ruling subsequent to December 31, 2022 in favor of the IRS against an unrelated party on a similar matter, the Company is in the process of reassessing its position as it relates to this matter. The Company is currently under audit by the IRS, where the same matter is being discussed, for the years 2014 through 2018. The amount of tax plus interest for the years 2010 through 2018 is estimated to be approximately $145, which is not included in our uncertain tax positions. With a few exceptions, the Company is no longer subject to U.S. state and local income tax examinations for income tax returns through December 31, 2016. In addition, the Company has subsidiaries in various foreign jurisdictions that have statutes of limitations for tax audits generally ranging from three to six years.

On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was enacted, which among other things, implements a 15% minimum tax on book income of certain large corporations effective for years beginning after December 31, 2022. Based on the Company’s preliminary analysis, the IRA is not expected to have a material impact on the Company’s Consolidated Financial Statements. The Company will continue to evaluate the impact of this law as additional guidance and clarification becomes available.

The Company has made an accounting policy election to treat Global Intangible Low-Taxed Income taxes as a current period expense rather than including these amounts in the measurement of deferred taxes.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
12.    Earnings Per Share

For the years ended December 31, 2022, 2021 and 2020, earnings per share were as follows:

	2022			2021			2020
	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share
Basic EPS	$1,785	836.4	$2.13	$2,166	845.0	$2.56	$2,695	856.8	$3.15
Stock options and restricted stock units		2.4			3.3			2.5
Diluted EPS	$1,785	838.8	$2.13	$2,166	848.3	$2.55	$2,695	859.3	$3.14

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

As of December 31, 2022, 2021 and 2020, the average number of stock options that were anti-dilutive and not included in diluted earnings per share calculations were 5,236,371, 2,495,393 and 3,257,310, respectively. As of December 31, 2022, 2021 and 2020, the average number of restricted stock units that were anti-dilutive and not included in diluted earnings per share calculations were 155,118, 126,378 and 25,381, respectively.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
13.    Commitments and Contingencies

As of December 31, 2022, the Company has various contractual commitments for future multi-year purchases of raw, packaging and other materials totaling approximately $723.

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

The Brazilian internal revenue authority has disallowed interest deductions and foreign exchange losses taken by the Company’s Brazilian subsidiary for certain years in connection with the financing of the Kolynos acquisition. The tax assessments with interest, penalties and any court-mandated fees, at the current exchange rate, are approximately $119. This amount includes additional assessments received from the Brazilian internal revenue authority in April 2016 relating to net operating loss carryforwards used by the Company’s Brazilian subsidiary to offset taxable income that had also been deducted from the authority’s original assessments. The Company has been disputing the disallowances by appealing the assessments since October 2001.

In each of September 2015, February 2017, September 2018, April 2019 and August 2020, the Company lost an administrative appeal and subsequently challenged these assessments in the Brazilian federal courts. Currently, there are three lawsuits pending in the Lower Federal Court, one case has progressed to the Federal Court of Appeals and another case is expected to be remitted to the Federal Court of Appeals. Although there can be no assurances,

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
management believes, based on the opinion of its Brazilian legal counsel, that the disallowances are without merit and that the Company should ultimately prevail. The Company is challenging these disallowances vigorously.

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

Competition Matter

Certain of the Company’s subsidiaries were historically subject to actions and, in some cases, fines, by governmental authorities in a number of countries related to alleged competition law violations. Substantially all of these matters also involved other consumer goods companies and/or retail customers. The Company’s policy is to comply with antitrust and competition laws and, if a violation of any such laws is found, to take appropriate remedial action and to cooperate fully with any related governmental inquiry. The status as of December 31, 2022 of such competition law matters pending against the Company during the year ended December 31, 2022 is set forth below.

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

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
Talcum Powder Matters

The Company has been named as a defendant in civil actions alleging that certain talcum powder products that were sold prior to 1996 were contaminated with asbestos and/or caused mesothelioma and other cancers. Many of these actions involve a number of co-defendants from a variety of different industries, including suppliers of asbestos and manufacturers of products that, unlike the Company’s products, were designed to contain asbestos. As of December 31, 2022, there were 227 individual cases pending against the Company in state and federal courts throughout the United States, as compared to 171 cases as of December 31, 2021. During the three months ended December 31, 2022, the Company lost an appeal in one case that, in the second quarter of 2019, had resulted in an adverse jury verdict after a trial. The Company has filed a petition with the California Supreme Court seeking to further appeal the decision. During the year ended December 31, 2022, 89 new cases were filed and 33 cases were resolved by voluntary dismissal, settlement or dismissal by the court. The value of the settlements and the accrual with respect to the case that resulted in an adverse jury verdict in the years presented was not material, either individually or in the aggregate, to each such period’s results of operations.

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

Approximately two-thirds of the Company’s Net sales are generated from markets outside the U.S., with approximately 45% of the Company’s Net sales coming from emerging markets (which consist of Latin America, Asia (excluding Japan), Africa/Eurasia and Central Europe). Oral, Personal and Home Care sales to Walmart, Inc. and its affiliates represent approximately 11%, 12% and 12% of the Company’s Net sales in 2022, 2021 and 2020, respectively. No other customer represented more than 10% of Net sales in any period presented.

In 2022, Corporate Operating profit included goodwill and intangible assets impairment charges of $721, charges resulting from the 2022 Global Productivity Initiative of $95, a gain on the sale of land in Asia Pacific of $47 and acquisition-related costs of $19. In 2021, Corporate Operating profit included goodwill and intangible assets impairment charges of $571, and a benefit of $26 related to a value-added tax matter in Brazil. In 2020, Corporate Operating profit included benefits of $16 resulting from the Global Growth and Efficiency Program and acquisition-related costs of $6.

	2022	2021	2020
Net sales
Oral, Personal and Home Care
North America(1)	$3,816	$3,694	$3,741
Latin America	3,982	3,663	3,418
Europe	2,548	2,841	2,747
Asia Pacific	2,826	2,867	2,701
Africa/Eurasia	1,082	1,045	981
Total Oral, Personal and Home Care	14,254	14,110	13,588
Pet Nutrition(2)	3,713	3,311	2,883
Total Net sales	$17,967	$17,421	$16,471
_________
(1)    Net sales in the U.S. for Oral, Personal and Home Care were $3,511, $3,391 and $3,447 in 2022, 2021 and 2020, respectively.
(2)    Net sales in the U.S. for Pet Nutrition were $2,432, $2,018 and $1,712 in 2022, 2021 and 2020, respectively.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

	2022	2021	2020
Operating profit
Oral, Personal and Home Care
North America	$761	$754	$988
Latin America	1,108	1,012	975
Europe	514	682	652
Asia Pacific	737	844	773
Africa/Eurasia	228	203	206
Total Oral, Personal and Home Care	3,348	3,495	3,594
Pet Nutrition	850	901	793
Corporate	(1,305)	(1,064)	(502)
Total Operating profit	$2,893	$3,332	$3,885

	2022	2021	2020
Capital expenditures
Oral, Personal and Home Care
North America	$66	$87	$65
Latin America	121	118	104
Europe	31	44	41
Asia Pacific	60	50	51
Africa/Eurasia	30	33	13
Total Oral, Personal and Home Care	308	332	274
Pet Nutrition	297	147	56
Corporate	91	88	79
Total Capital expenditures	$696	$567	$409

	2022	2021	2020
Depreciation and amortization
Oral, Personal and Home Care
North America	$106	$104	$101
Latin America	93	88	81
Europe	90	98	94
Asia Pacific	89	96	95
Africa/Eurasia	9	9	9
Total Oral, Personal and Home Care	387	395	380
Pet Nutrition	65	62	58
Corporate	93	99	101
Total Depreciation and amortization	$545	$556	$539

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

	2022	2021	2020
Identifiable assets
Oral, Personal and Home Care
North America	$4,012	$4,058	$4,132
Latin America	2,603	2,369	2,251
Europe	3,457	4,432	5,386
Asia Pacific	2,085	2,161	2,272
Africa/Eurasia	694	599	605
Total Oral, Personal and Home Care	12,851	13,619	14,646
Pet Nutrition	2,804	1,342	1,210
Corporate(1)	76	79	64
Total Identifiable assets	$15,731	$15,040	$15,920
____________
(1)In 2022, Corporate identifiable assets primarily consisted of investments in equity securities (95%). In 2021, Corporate identifiable assets primarily consisted of investments in equity securities (87%) and derivative instruments (10%). In 2020, Corporate identifiable assets primarily consisted of investments in equity securities (95%).

	2022	2021	2020
Long-lived assets(1)
United States	$2,569	$1,981	$1,889
International	2,216	2,275	2,348
Total Long-lived assets	$4,785	$4,256	$4,237
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

Substantially all of the Company’s leases are considered operating leases. Finance leases were not material as of December 31, 2022 and 2021.

As of December 31, 2022 and 2021, the Company’s right-of use assets and liabilities for operating leases were as follows:

	2022	2021
Other assets	$478	$527

Other accruals	108	137
Other liabilities	397	451
Total operating lease liabilities	$505	$588

Lease liabilities for operating leases as of December 31, 2022 were as follows:

2023	$124
2024	88
2025	69
2026	54
2027	50
Thereafter	201
Total lease commitments	$586
Less: Interest	(81)
Present value of lease liabilities	$505

The components of the Company’s operating lease cost for the twelve months ended December 31, 2022 and 2021 were as follows:

	2022	2021
Operating lease cost	$138	$142
Short-term lease cost	5	7
Variable lease cost	18	20
Sublease Income	(1)	(1)
Total lease cost	$160	$168

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

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
Supplemental cash flow information related to operating leases for the twelve months ended December 31, 2022 and 2021 was as follows:
▪Payments against amounts included in the measurement of lease liabilities: $169 and $173, respectively
▪Lease assets obtained in exchange for lease liabilities: $85 and $197, respectively.

As of December 31, 2022 and 2021, the weighted-average remaining lease term for operating leases was 7 and 8 years, respectively, and the weighted-average discount rate for operating leases was 3.9% and 4.0%, respectively.

There were no material operating leases that the Company had entered into and that were yet to commence as of December 31, 2022.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
16.    Supplemental Income Statement Information

Other (income) expense, net	2022	2021	2020
Global Growth and Efficiency Program	$—	$—	$(13)
Amortization of intangible assets	80	89	88
Equity income	(12)	(12)	(12)
Gains from marketable securities and other assets	(22)	(8)	(2)
Indirect tax refunds	(14)	(5)	3
Value-added tax matter in Brazil	—	(26)	—
Acquisition-related costs	19	—	2
2022 Global Productivity Initiative	90	—	—
Gain on the sale of land in Asia Pacific	(47)	—	—
Other, net	(25)	27	47
Total Other (income) expense, net	$69	$65	$113

Interest (income) expense, net	2022	2021	2020
Interest incurred	$172	$120	$184
Interest capitalized	(5)	(3)	(1)
Interest income	(14)	(17)	(19)
Loss on early extinguishment of debt	—	75	—
Total Interest (income) expense, net	$153	$175	$164

	2022	2021	2020
Research and development	$320	$307	$290
Advertising	$1,997	$2,021	$1,948

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
17.    Supplemental Balance Sheet Information

Inventories by major class are as follows at December 31:

Inventories	2022	2021
Raw materials and supplies	$666	$505
Work-in-process	48	39
Finished goods	1,508	1,248
Total Inventories, net	$2,222	$1,792
Non-current inventory, net	(148)	(100)
Current Inventories, net	$2,074	$1,692

Inventories valued under LIFO amounted to $458 and $410 at December 31, 2022 and 2021, respectively. The excess of current cost over LIFO cost at the end of each year was $146 and $60, respectively. The liquidations of LIFO inventory quantities had no material effect on income in 2022, 2021 and 2020. Inventory classified as non-current at December 31, 2022 was recorded on the Consolidated Balance Sheets as “Other assets.”

Property, plant and equipment, net	2022	2021
Land	$180	$163
Buildings	1,825	1,603
Manufacturing machinery and equipment	6,001	5,527
Other equipment	1,577	1,606
	9,583	8,899
Accumulated depreciation	(5,276)	(5,169)
Total Property, plant and equipment, net	$4,307	$3,730

Other accruals	2022	2021
Accrued advertising and coupon redemption	$774	$709
Accrued payroll and employee benefits	329	353
Accrued taxes other than income taxes	133	118
Restructuring accrual	39	7
Pension and other retiree benefits	82	87
Lease liabilities due in one year	108	137
Accrued interest	59	38
Derivatives	15	6
Other	572	630
Total Other accruals	$2,111	$2,085

Other liabilities	2022	2021
Pension and other retiree benefits	$1,129	$1,722
Restructuring accrual	—	2
Long-term lease liabilities	397	451
Other	271	254
Total Other liabilities	$1,797	$2,429

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
18.    Supplemental Other Comprehensive Income (Loss) Information

Other comprehensive income (loss) components attributable to Colgate-Palmolive Company before tax and net of tax during the years ended December 31 were as follows:

	2022		2021		2020
	Pretax	Net of Tax	Pretax	Net of Tax	Pretax	Net of Tax

Cumulative translation adjustments	$(113)	$(142)	$(99)	$(191)	$(119)	$(30)
Pension and other benefits:
Net actuarial gain (loss), prior service costs and settlements during the period	466	365	102	71	(125)	(97)
Amortization of net actuarial loss, transition and prior service costs(1)	62	48	82	63	74	57
Retirement Plan and other retiree benefit adjustments	528	413	184	134	(51)	(40)
Cash flow hedges:
Unrealized gains (losses) on cash flow hedges	100	75	13	10	(3)	(2)
Reclassification of (gains) losses into net earnings on cash flow hedges(2)	(20)	(15)	7	6	—	—
Gains (losses) on cash flow hedges	80	60	20	16	(3)	(2)
Total Other comprehensive income (loss)	$495	$331	$105	$(41)	$(173)	$(72)
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

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) is comprised of cumulative foreign currency translation gains and losses, unrecognized pension and other retiree benefit costs and unrealized gains and losses from derivative instruments designated as cash flow hedges. At December 31, 2022 and 2021, Accumulated other comprehensive income (loss) consisted primarily of aftertax unrecognized pension and other retiree benefit costs of $631 and $1,044, respectively, and cumulative foreign currency translation adjustments of $3,491 and $3,349, respectively. Foreign currency translation adjustments in 2022 primarily reflect losses from the euro, Indian rupee and Colombian peso. Foreign currency translation adjustments in 2021 primarily reflect losses from the euro, Brazilian real, Thailand baht and Turkish lira.

COLGATE-PALMOLIVE COMPANY
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(Dollars in Millions)

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Other	Deductions	Balance at End of Period
Year Ended December 31, 2022
Allowance for doubtful accounts and estimated returns	$78	$4	$—	$12	$70
Valuation allowance for deferred tax assets	$120	$14	$—	$5	$129

Year Ended December 31, 2021
Allowance for doubtful accounts and estimated returns	$89	$35	$—	$46	$78
Valuation allowance for deferred tax assets	$96	$27	$—	$3	$120

Year Ended December 31, 2020
Allowance for doubtful accounts and estimated returns	$76	$16	$—	$3	$89
Valuation allowance for deferred tax assets	$115	$31	$—	$50	$96

COLGATE-PALMOLIVE COMPANY

Market Information

The Company’s common stock is listed on the New York Stock Exchange, and its trading symbol is CL.

Stock Price Performance Graphs

    The following graphs compare cumulative total shareholder returns on Colgate-Palmolive Company common stock against the S&P Composite-500 Stock Index and a peer company index for the twenty-year, ten-year and five-year periods each ended December 31, 2022. The peer company index is comprised of consumer products companies that have both domestic and international businesses. For 2022, the peer company index consisted of Campbell Soup Company, The Clorox Company, The Coca-Cola Company, ConAgra Brands, Inc., The Estee Lauder Companies, Inc., General Mills, Inc., Johnson & Johnson, Kellogg Company, Kimberly-Clark Corporation, The Kraft Heinz Company, Mondelez International, Inc., PepsiCo, Inc., The Procter & Gamble Company, Reckitt Benckiser Group plc and Unilever PLC.

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

20-Year Stock Price Performance Graph

DOLLARS
800
700
600
500
400
300
200
100
0
2002
2004
2006
2008
2010
2012
2014
2016
2018
2020
2022
S&P 500
Peer Group
Colgate

		2002	2004	2006	2008	2010	2012	2014	2016	2018	2020	2022
Colgate	■	100	101	134	147	182	249	344	340	325	490	473
S&P 500	○	100	143	173	115	168	199	299	339	395	615	648
Peer Group	▲	100	123	145	138	173	208	292	328	355	485	555

10-Year Stock Price Performance Graph

400
300
200
100
0
DOLLARS
S&P 500
Peer Group
Colgate
2012
2013
2014
2015
2016
2017
2018
2019
2020
2021
2022

		2012	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
Colgate	■	100	128	138	136	137	161	130	155	197	201	190
S&P 500	○	100	132	151	153	171	208	199	262	310	399	327
Peer Group	▲	100	125	140	147	158	181	171	210	233	264	267