Form 10-Q
period 2023-03-31
COLGATE PALMOLIVE CO
filed 2023-04-28
CIK 21665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________
FORM 10-Q
________________________
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding	Date
Common stock, $1.00 par value	829,568,199	March 31, 2023

PART I.    FINANCIAL INFORMATION

COLGATE-PALMOLIVE COMPANY
Condensed Consolidated Statements of Income
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Net sales	$4,770	$4,399
Cost of sales	2,058	1,827
Gross profit	2,712	2,572
Selling, general and administrative expenses	1,758	1,641
Other (income) expense, net	45	71
Operating profit	909	860
Non-service related postretirement costs	294	38
Interest (income) expense, net	54	27
Income before income taxes	561	795
Provision for income taxes	147	192
Net income including noncontrolling interests	414	603
Less: Net income attributable to noncontrolling interests	42	44
Net income attributable to Colgate-Palmolive Company	$372	$559

Earnings per common share, basic	$0.45	$0.67

Earnings per common share, diluted	$0.45	$0.66

See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Condensed Consolidated Statements of Comprehensive Income
(Dollars in Millions)
(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Net income including noncontrolling interests	$414	$603
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	43	80
Retirement plans and other retiree benefit adjustments	7	14
Gains (losses) on cash flow hedges	6	41
Total Other comprehensive income (loss), net of tax	56	135
Total Comprehensive income including noncontrolling interests	470	738
Less: Net income attributable to noncontrolling interests	42	44
Less: Cumulative translation adjustments attributable to noncontrolling interests	(16)	(2)
Total Comprehensive income attributable to noncontrolling interests	26	42
Total Comprehensive income attributable to Colgate-Palmolive Company	$444	$696
See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Condensed Consolidated Balance Sheets
(Dollars in Millions)
(Unaudited)

	March 31, 2023	December 31, 2022
Assets
Current Assets
Cash and cash equivalents	$867	$775
Receivables (net of allowances of $81 and $70, respectively)	1,590	1,504
Inventories	2,110	2,074
Other current assets	899	760
Total current assets	5,466	5,113
Property, plant and equipment:
Cost	9,815	9,583
Less: Accumulated depreciation	(5,452)	(5,276)
	4,363	4,307
Goodwill	3,375	3,352
Other intangible assets, net	1,918	1,920
Deferred income taxes	179	135
Other assets	872	904
Total assets	$16,173	$15,731
Liabilities and Shareholders’ Equity
Current Liabilities
Notes and loans payable	$22	$11
Current portion of long-term debt	15	14
Accounts payable	1,609	1,551
Accrued income taxes	297	317
Other accruals	2,498	2,111
Total current liabilities	4,441	4,004
Long-term debt	8,870	8,741
Deferred income taxes	421	383
Other liabilities	2,016	1,797
Total liabilities	15,748	14,925
Shareholders’ Equity
Common stock, $1 par value (2,000,000,000 shares authorized, 1,465,706,360 shares issued)	1,466	1,466
Additional paid-in capital	3,603	3,546
Retained earnings	24,153	24,573
Accumulated other comprehensive income (loss)	(3,983)	(4,055)
Unearned compensation	—	(1)
Treasury stock, at cost	(25,245)	(25,128)
Total Colgate-Palmolive Company shareholders’ equity	(6)	401
Noncontrolling interests	431	405
Total equity	425	806
Total liabilities and equity	$16,173	$15,731
See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Condensed Consolidated Statements of Cash Flows
(Dollars in Millions)
(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Operating Activities
Net income including noncontrolling interests	$414	$603
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operations:
Depreciation and amortization	128	138
ERISA litigation matter	267	—
Restructuring and termination benefits, net of cash	(7)	81
Stock-based compensation expense	14	29
Deferred income taxes	(20)	(7)
Cash effects of changes in:
Receivables	(57)	(197)
Inventories	(24)	(215)
Accounts payable and other accruals	(2)	(28)
Other non-current assets and liabilities	22	(18)
Net cash provided by (used in) operations	735	386
Investing Activities
Capital expenditures	(163)	(122)
Purchases of marketable securities and investments	(112)	(36)
Proceeds from sale of marketable securities and investments	14	14
Other investing activities	(3)	3
Net cash provided by (used in) investing activities	(264)	(141)
Financing Activities
Short-term borrowing (repayment) less than 90 days, net	(927)	413
Principal payments of debt	(500)	—
Proceeds from issuance of debt	1,495	5
Dividends paid	(390)	(378)
Purchases of treasury shares	(180)	(410)
Proceeds from exercise of stock options	122	171
Other financing activities	5	(5)
Net cash provided by (used in) financing activities	(375)	(204)
Effect of exchange rate changes on Cash and cash equivalents	(4)	4
Net increase (decrease) in Cash and cash equivalents	92	45
Cash and cash equivalents at beginning of the period	775	832
Cash and cash equivalents at end of the period	$867	$877
Supplemental Cash Flow Information
Income taxes paid	$171	$155
See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in Millions)
(Unaudited)

Three Months Ended March 31, 2023
	Colgate-Palmolive Company Shareholders’ Equity
	Common Stock	Additional Paid-in Capital	Unearned Compensation	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)(1)	Noncontrolling Interests
Balance, December 31, 2022	$1,466	$3,546	$(1)	$(25,128)	$24,573	$(4,055)	$405
Net income	—	—	—	—	372	—	42
Other comprehensive income (loss), net of tax	—	—	—	—	—	72	(16)
Dividends ($0.95 per share) *	—	—	—	—	(792)	—	—
Stock-based compensation expense	—	14	—	—	—	—	—
Shares issued for stock options	—	54	—	50	—	—	—
Shares issued for restricted stock units	—	(13)	—	13	—	—	—
Treasury stock acquired	—	—	—	(180)	—	—	—
Other	—	2	1	—	—	—	—
Balance, March 31, 2023	$1,466	$3,603	$—	$(25,245)	$24,153	$(3,983)	$431

Three Months Ended March 31, 2022
	Colgate-Palmolive Company Shareholders’ Equity
	Common Stock	Additional Paid-in Capital	Unearned Compensation	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)(1)	Noncontrolling Interests
Balance December 31, 2021	$1,466	$3,269	$(1)	$(24,089)	$24,350	$(4,386)	$362
Net income	—	—	—	—	559	—	44
Other comprehensive income (loss), net of tax	—	—	—	—	—	137	(2)
Dividends ($0.92 per share) *	—	—	—	—	(760)	—	—
Stock-based compensation expense	—	29	—	—	—	—	—
Shares issued for stock options	—	77	—	77	—	—	—
Shares issued for restricted stock units	—	(22)	—	22	—	—	—
Treasury stock acquired	—	—	—	(410)	—	—	—
Other	—	2	1	(1)	—	1	3
Balance, March 31, 2022	$1,466	$3,355	$—	$(24,401)	$24,149	$(4,248)	$407
(1) Accumulated other comprehensive income (loss) includes cumulative translation losses of $3,431 at March 31, 2023 ($3,269 at March 31, 2022) and $3,491 at December 31, 2022 ($3,349 at December 31, 2021), respectively, and unrecognized retirement plan and other retiree benefits costs of $624 at March 31, 2023 ($1,030 at March 31, 2022) and $631 at December 31, 2022 ($1,044 at December 31, 2021), respectively.
* Two dividends were declared in each of the first quarters of 2023 and 2022.

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

For a complete set of financial statement notes, including the Company’s significant accounting policies, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (the “SEC”).

2.     Use of Estimates

Provisions for certain expenses, including income taxes, advertising and consumer promotion, are based on full year assumptions and are included in the accompanying Condensed Consolidated Financial Statements in proportion with estimated annual tax rates, the passage of time or estimated annual sales, as applicable.

3.    Recent Accounting Pronouncements

In March 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2023-01, “Leases (Topic 842): Common Control Arrangements.” This ASU clarified the accounting for leasehold improvements for leases under common control. The guidance is effective for the Company beginning on January 1, 2024 and is not expected to have a material impact on the Company's Consolidated Financial Statements.

In September 2022, the FASB issued ASU No. 2022-04, “Liabilities-Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations.” This ASU requires a buyer that uses supplier finance programs to make annual disclosures about the programs’ key terms, the balance sheet presentation of related amounts, the confirmed amount outstanding at the end of the period and associated rollforward information. The guidance was effective for the Company beginning on January 1, 2023, except for the rollforward information, which is effective beginning on January 1, 2024. This guidance has not had and is not expected to have a material impact on the Company’s Consolidated Financial Statements. See Note 13, Supplier Finance Programs for additional information.

In March 2022, the FASB issued ASU No. 2022-02, “Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures.” This ASU eliminates the accounting guidance for troubled debt restructurings by creditors while enhancing disclosure requirements for certain loan refinancing and restructurings by creditors made to borrowers experiencing financial difficulty. The amendments also require disclosure of current-period gross write-offs by year of origination for financing receivables. This guidance was effective for the Company beginning on January 1, 2023 and did not have a material impact on the Company’s Consolidated Financial Statements.

In March 2022, the FASB issued ASU No. 2022-01, “Derivatives and Hedging (Topic 815): Fair Value Hedging-Portfolio Layer Method.” This ASU clarifies the accounting and promotes consistency in reporting for hedges where the portfolio layer method is applied. This guidance was effective for the Company beginning on January 1, 2023 and did not have an impact on the Company’s Consolidated Financial Statements.

In October 2021, the FASB issued ASU No. 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers.” This ASU requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606).” This guidance was effective for the Company beginning on January 1, 2023 and did not have an impact on the Company’s Consolidated Financial Statements.

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” which provides optional expedients and exceptions for applying generally accepted accounting principles (“GAAP”) to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU No. 2021-01, “Reference Rate Reform (Topic 848): Scope,” which clarified that certain optional expedients and

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

exceptions in Topic 848 apply to derivatives that are affected by the discounting transition due to reference rate reform. In December 2022, the FASB issued ASU No. 2022-06,“Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848,” which defers the sunset date of Topic 848 from December 31, 2022 to December 31, 2024, after which entities will no longer be permitted to apply the relief under Topic 848. The Company has completed its evaluation of significant contracts under this ASU. Certain of the reviewed contracts have been modified and the remaining reviewed contracts will be modified, where necessary, to apply a new reference rate, primarily the Secured Overnight Financing Rate (SOFR). Accordingly, the guidance has not had and is not expected to have a material impact on the Company’s Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

4. Acquisitions

Red Collar Pet Foods

On September 30, 2022, the Company acquired a business that operates three dry pet food manufacturing plants in the United States from Red Collar Pet Foods Holdings, Inc. and Red Collar Pet Foods Holdings, L.P. (collectively, “Red Collar Pet Foods”) for cash consideration of $719 to further support the global growth of its Hill’s Pet Nutrition business. The acquisition was financed with a combination of debt and cash and accounted for as a business combination in accordance with ASC 805.

During the fourth quarter of 2022, the Company finalized its purchase price allocation and the final purchase price of $719 was allocated to the net assets acquired based on their respective estimated fair values as follows:

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

Nutriamo S.r.l.

On April 28, 2022, the Company acquired a business that operates a pet food manufacturing plant from Nutriamo S.r.l., a canned pet food manufacturer based in Italy, which gives the Company additional capacity for the Hill’s wet pet nutrition diets, particularly in Europe. This acquisition was accounted for as a business combination in accordance with ASC 805. The impact of this acquisition on the Company’s Consolidated Financial Statements was not material.

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

For the three months ended March 31, 2023, charges resulting from the 2022 Global Productivity Initiative were $6 pretax ($5 aftertax). For the three months ended March 31, 2022, charges resulting from the 2022 Global Productivity Initiative were $82 pretax ($65 aftertax).

	Three Months Ended March 31,
	2023	2022
Other (income) expense, net	$5	$63
Non-service related postretirement costs	1	19
Total 2022 Global Productivity Initiative charges, pretax	$6	$82

Total 2022 Global Productivity Initiative charges, aftertax	$5	$65

Restructuring and related implementation charges in the preceding table were recorded in the Corporate segment as these initiatives are predominantly centrally directed and controlled and are not included in internal measures of segment operating performance.

Total charges incurred for the 2022 Global Productivity Initiative relate to initiatives undertaken by the following reportable operating segments:

	Three Months Ended March 31,		Program-to-date Accumulated Charges
	2023	2022
North America	7%	13%	10%
Latin America	11%	15%	18%
Europe	15%	18%	18%
Asia Pacific	6%	11%	9%
Africa/Eurasia	13%	4%	11%
Hill's Pet Nutrition	16%	9%	12%
Corporate	32%	30%	22%
Total	100%	100%	100%

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

Since the inception of the 2022 Global Productivity Initiative, the Company has incurred cumulative pretax charge of $116 ($92 aftertax) in connection with the implementation of various projects as follows:

Cumulative Charges
as of March 31, 2023
Employee-Related Costs	$108
Incremental Depreciation	—
Asset Impairments	1
Other	7
Total	$116

The following table summarizes the activity for the restructuring and related implementation charges discussed above and the related accruals:

	Three Months Ended March 31, 2023
	Employee-Related Costs	Incremental Depreciation	Asset Impairments	Other	Total
Balance at December 31, 2022	$30	$—	$1	$3	$34
Charges	6	—	—	—	6
Cash Payments	(13)	—	—	(1)	(14)
Charges against assets	(1)	—	—	—	(1)
Foreign exchange	—	—	—	—	—
Balance at March 31, 2023	$22	$—	$1	$2	$25

Employee-Related Costs primarily include severance and other termination benefits and are calculated based on long-standing benefit practices, written severance policies, local statutory requirements and, in certain cases, voluntary termination arrangements. Employee-Related Costs also include pension enhancements of $1 for the three months ended March 31, 2023, which are reflected as Charges against assets within Employee-Related Costs in the preceding tables as the corresponding balance sheet amounts are reflected as a reduction of pension assets or an increase in pension liabilities.

6.    Inventories

Inventories by major class are as follows:

	March 31, 2023	December 31, 2022
Raw materials and supplies	$653	$666
Work-in-process	55	48
Finished goods	1,536	1,508
Total Inventories, net	$2,244	$2,222
Non-current inventory, net	$(134)	$(148)
Current Inventories, net	$2,110	$2,074

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

7.    Earnings Per Share

For the three months ended March 31, 2023 and 2022, earnings per share were as follows:

	Three Months Ended
	March 31, 2023			March 31, 2022
	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share
Basic EPS	$372	831.4	$0.45	$559	840.6	$0.67
Stock options and restricted stock units		1.6			3.1
Diluted EPS	$372	833.0	$0.45	$559	843.7	$0.66
For the three months ended March 31, 2023 and 2022, the average number of stock options and restricted stock units that were anti-dilutive and not included in diluted earnings per share calculations were 13,671,978 and 4,107,848, respectively.

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

8.    Other Comprehensive Income (Loss)

Additions to and reclassifications out of Accumulated other comprehensive income (loss) attributable to the Company for the three months ended March 31, 2023 and 2022 were as follows:

	2023		2022
	Pretax	Net of Tax	Pretax	Net of Tax
Cumulative translation adjustments	$49	$59	$96	$82
Retirement plans and other retiree benefits:
Net actuarial gain (loss) and prior service costs arising during the period	1	1	—	—
Amortization of net actuarial loss, transition and prior service costs (1)	8	6	18	14
Retirement plans and other retiree benefit adjustments	9	7	18	14
Cash flow hedges:
Unrealized gains (losses) on cash flow hedges	17	13	58	45
Reclassification of (gains) losses into net earnings on cash flow hedges (2)	(9)	(7)	(5)	(4)
Gains (losses) on cash flow hedges	8	6	53	41
Total Other comprehensive income (loss)	$66	$72	$167	$137
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

9.    Retirement Plans and Other Retiree Benefits

Components of Net periodic benefit cost for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
	Pension Benefits				Other Retiree Benefits
	United States		International
	2023	2022	2023	2022	2023	2022
Service cost	$—	$—	$3	$5	$2	$5
Interest cost	23	16	8	6	11	10
Expected return on plan assets	(20)	(25)	(4)	(6)	—	—
Amortization of actuarial loss (gain)	11	11	1	2	(4)	5
Net periodic benefit cost	$14	$2	$8	$7	$9	$20
Other postretirement charges	1	9	—	2	—	8
ERISA litigation matter	267	—	—	—	—	—
Total pension cost	$282	$11	$8	$9	$9	$28
Other postretirement charges for the three months ended March 31, 2023 and 2022 included pension and other charges amounting to $1 and $19, respectively, incurred pursuant to the 2022 Global Productivity Initiative.
For the three months ended March 31, 2023 and 2022, the Company made no voluntary contributions to its U.S. postretirement plans.

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

In the first quarter of 2023, the Company recorded a charge of $267 as a result of a decision of the United States Court of Appeals for the Second Circuit (the “Second Circuit”) affirming a grant of summary judgment to the plaintiffs in a lawsuit under the Employee Retirement Income Security Act seeking the recalculation of benefits and other relief associated with a 2005 residual annuity amendment to the Colgate-Palmolive Company Employees’ Retirement Income Plan (the “Retirement Plan”). The decision will result in an increase in the obligations of the Retirement Plan, which based on the current funded status of the Retirement Plan will require no immediate cash contribution by the Company. The Company intends to seek further review by the United States Supreme Court. See Note 10, Contingencies for additional information.

In the third quarter of 2022, the Company amended its domestic postretirement plan to limit eligibility for certain existing employees and change the way medical coverage and subsidies are delivered for certain current and future retirees. As required, the Company remeasured the obligation for the domestic postretirement plan, which resulted in the reduction of the projected benefit obligation and a corresponding actuarial gain of $398. The reduction of the projected benefit obligation and actuarial gain were primarily due to an increase in the discount rate since December 31, 2021 and the impact of the plan amendment. The actuarial gain was recorded in Accumulated other comprehensive income and will be amortized over future periods.

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

The Brazilian internal revenue authority has disallowed interest deductions and foreign exchange losses taken by the Company’s Brazilian subsidiary for certain years in connection with the financing of the Kolynos acquisition. The tax assessments with interest, penalties and any court-mandated fees, at the current exchange rate, are approximately $123. This amount includes additional assessments received from the Brazilian internal revenue authority in April 2016 relating to net operating loss carryforwards used by the Company’s Brazilian subsidiary to offset taxable income that had also been

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

deducted from the authority’s original assessments. The Company has been disputing the disallowances by appealing the assessments since October 2001.

In each of September 2015, February 2017, September 2018, April 2019 and August 2020, the Company lost an administrative appeal and subsequently challenged these assessments in the Brazilian federal courts. Currently, there are three lawsuits pending in the Lower Federal Court, one case has progressed to the Federal Court of Appeals, and another case is expected to be remitted to the Federal Court of Appeals. Although there can be no assurances, management believes, based on the opinion of its Brazilian legal counsel, that the disallowances are without merit and that the Company should ultimately prevail. The Company is challenging these disallowances vigorously.

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

In December 2005, the Brazilian internal revenue authority issued to the Company’s Brazilian subsidiary a tax assessment with interest, penalties and any court-mandated fees of approximately $54, at the current exchange rate, based on a claim that certain purchases of U.S. Treasury bills by the subsidiary and their subsequent disposition during the period 2000 to 2001 were subject to a tax on foreign exchange transactions. The Company had been disputing the assessment within the internal revenue authority’s administrative appeals process. However, in November 2015, the Superior Chamber of Administrative Tax Appeals denied the Company’s final administrative appeal, and the Company has filed a lawsuit in the Brazilian federal court. In the event the Company is unsuccessful in this lawsuit, further appeals are available within the Brazilian federal courts. Although there can be no assurances, management believes, based on the opinion of its Brazilian legal counsel, that the tax assessment is without merit and that the Company should ultimately prevail. The Company is challenging this assessment vigorously.

Competition Matter

Certain of the Company’s subsidiaries were historically subject to actions and, in some cases, fines, by governmental authorities in a number of countries related to alleged competition law violations. Substantially all of these matters also involved other consumer goods companies and/or retail customers. The Company’s policy is to comply with antitrust and competition laws and, if a violation of any such laws is found, to take appropriate remedial action and to cooperate fully with any related governmental inquiry. The status as of March 31, 2023 of such competition law matters pending against the Company during the three months ended March 31, 2023 is set forth below.

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

Talcum Powder Matters

The Company has been named as a defendant in civil actions alleging that certain talcum powder products that were sold prior to 1996 were contaminated with asbestos and/or caused mesothelioma and other cancers. Many of these actions involve a number of co-defendants from a variety of different industries, including suppliers of asbestos and manufacturers of products that, unlike the Company’s products, were designed to contain asbestos. In the three months ended December 31, 2022, the Company lost an appeal in one case that, in the second quarter of 2019, had resulted in an adverse jury verdict

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

after a trial, and accrued an immaterial amount for this loss. During the three months ended March 31, 2023, the Company filed a petition with the California Supreme Court seeking to further appeal the decision. On April 12, 2023, the California Supreme Court denied the Company’s petition for review. The Company is assessing its options, including seeking further review by the United States Supreme Court. As of March 31, 2023, there were 248 individual cases pending against the Company in state and federal courts throughout the United States, as compared to 227 cases as of December 31, 2022. During the three months ended March 31, 2023, 46 new cases were filed and 25 cases were resolved by voluntary dismissal, settlement or dismissal by the court. The value of the settlements in the period presented was not material, either individually or in the aggregate, to such period’s results of operations.

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

ERISA Matter

In June 2016, a lawsuit was filed in the United States District Court for the Southern District of New York (the “District Court”) against the Retirement Plan, the Company and certain individuals (the “Company Defendants”) claiming that residual annuity payments associated with a 2005 residual annuity amendment to the Retirement Plan were improperly calculated for certain Retirement Plan participants in violation of the Employee Retirement Income Security Act. The relief sought included recalculation of benefits, pre- and post-judgment interest and attorneys’ fees. This action was certified as a class action in July 2017. In July 2020, the Court dismissed certain claims, and in August 2020 granted the plaintiffs' motion for summary judgment on the remaining claims. In September 2020, the Company appealed to the Second Circuit. In March 2023, the Second Circuit affirmed the grant of summary judgment to the plaintiffs.

In light of the Second Circuit decision, the Company recorded a charge to earnings of $267 in the quarter ended March 31, 2023, which is comprised of the recalculation of benefits and interest. Possible additional charges associated with this matter are expected to be immaterial and, where estimable, are reflected in the range of reasonably possible losses disclosed above. The impact of the decision will result in an increase in the obligations of the Retirement Plan, which based on the current funded status of the Retirement Plan will require no immediate cash contribution by the Company. The Company intends to seek further review by the United States Supreme Court.

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

The accounting policies of the operating segments are generally the same as those described in Note 2, Summary of Significant Accounting Policies to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. Intercompany sales have been eliminated. Corporate operations include costs related to stock options and restricted stock units, research and development costs, Corporate overhead costs, restructuring and related implementation charges and gains and losses on sales of non-core product lines and assets. The Company reports these items within Corporate operations as they relate to Corporate-based responsibilities and decisions and are not included in the internal measures of segment operating performance used by the Company to measure the underlying performance of the operating segments.

Net sales by segment were as follows:

	Three Months Ended
	March 31,
	2023	2022
Net sales
Oral, Personal and Home Care
North America	$958	$926
Latin America	1,075	954
Europe	650	654
Asia Pacific	738	726
Africa/Eurasia	288	267
Total Oral, Personal and Home Care	3,709	3,527
Pet Nutrition	1,061	872
Total Net sales	$4,770	$4,399
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

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

The Company’s Net sales of Oral, Personal and Home Care and Pet Nutrition products accounted for the following percentages of the Company’s Net sales:

	Three Months Ended
	March 31,
	2023	2022
Net sales
Oral Care	43%	45%
Personal Care	18%	18%
Home Care	17%	17%
Pet Nutrition	22%	20%
Total Net sales	100%	100%
Operating profit by segment was as follows:

	Three Months Ended
	March 31,
	2023	2022
Operating profit
Oral, Personal and Home Care
North America	$193	$163
Latin America	315	265
Europe	116	150
Asia Pacific	202	206
Africa/Eurasia	68	44
Total Oral, Personal and Home Care	894	828
Pet Nutrition	183	204
Corporate	(168)	(172)
Total Operating profit	$909	$860
Corporate Operating profit (loss) for the three months ended March 31, 2023 included product recall costs of $25 and charges resulting from the 2022 Global Productivity Initiative of $5. Corporate Operating profit (loss) for the three months ended March 31, 2022 included charges resulting from the 2022 Global Productivity Initiative of $63.

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

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

The following table summarizes the fair value of the Company’s derivative instruments and other financial instruments which are carried at fair value in the Company’s Condensed Consolidated Balance Sheets at March 31, 2023 and December 31, 2022:

	Assets			Liabilities
	Account	Fair Value		Account	Fair Value
Designated derivative instruments		March 31, 2023	December 31, 2022		March 31, 2023	December 31, 2022
Foreign currency contracts	Other current assets	$19	$19	Other accruals	$18	$15
Commodity contracts	Other current assets	—	4	Other accruals	—	—
Total designated		$19	$23		$18	$15

Other financial instruments
Marketable securities	Other current assets	$276	$175
Total other financial instruments		$276	$175

The carrying amount of cash, cash equivalents, marketable securities, accounts receivable and short-term debt approximated fair value as of March 31, 2023 and December 31, 2022. The estimated fair value of the Company’s long-term debt, including the current portion, as of March 31, 2023 and December 31, 2022, was $8,466 and $8,184, respectively, and the related carrying value was $8,885 and $8,755, respectively. In August 2022, the Company issued $500 of three-year Senior Notes at a fixed coupon rate of 3.100%, $500 of five-year Senior Notes at a fixed coupon rate of 3.100% and $500 of ten-year Senior Notes at a fixed coupon rate of 3.250%. In March 2023, the Company issued $500 of three-year Senior Notes at a fixed coupon rate of 4.800%, $500 of five-year Senior Notes at a fixed coupon rate of 4.600% and $500 of ten-year Senior Notes at a fixed coupon rate of 4.600%. The estimated fair value of long-term debt was derived principally from quoted prices on the Company’s outstanding fixed-term notes (Level 2 valuation).

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

The following tables present the notional values as of:

	March 31, 2023
	Foreign Currency Contracts	Foreign Currency Debt	Commodity Contracts	Total
Fair Value Hedges	$1,101	$—	$—	$1,101
Cash Flow Hedges	875	—	49	924
Net Investment Hedges	262	3,979	—	4,241

	December 31, 2022
	Foreign Currency Contracts	Foreign Currency Debt	Commodity Contracts	Total
Fair Value Hedges	$609	$—	$—	$609
Cash Flow Hedges	840	—	26	866
Net Investment Hedges	138	4,797	—	4,935

The following tables present the location and amount of gains (losses) recognized on the Company’s Condensed Consolidated Statements of Income:

	Three Months Ended March 31,
	2023			2022
	Cost of sales	Selling, general and administrative expenses	Interest (income) expense, net	Cost of sales	Selling, general and administrative expenses	Interest (income) expense, net
Interest rate swaps designated as fair value hedges:
Derivative instrument	$—	$—	$—	$—	$—	$4
Hedged items	—	—	—	—	—	(4)
Foreign currency contracts designated as fair value hedges:
Derivative instrument	—	5	—	—	2	—
Hedged items	—	(5)	—	—	(2)	—
Foreign currency contracts designated as cash flow hedges:
Amount reclassified from OCI	4	—	—	2	—	—
Commodity contracts designated as cash flow hedges:
Amount reclassified from OCI	3	—	—	3	—	—
Forward-starting interest rate swaps designated as cash flow hedges:
Amount reclassified from OCI	—	—	2	—	—	—
Total gain (loss) on hedges recognized in income	$7	$—	$2	$5	$—	$—

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

The following table presents the location and amount of unrealized gains (losses) included in OCI:

	Three Months Ended
	March 31,
	2023	2022
Foreign currency contracts designated as cash flow hedges:
Gain (loss) recognized in OCI	$(1)	$(6)
Forward-starting interest rate swaps designated as cash flow hedges:
Gain (loss) recognized in OCI	19	57
Commodity contracts designated as cash flow hedges:
Gain (loss) recognized in OCI	(1)	7
Foreign currency contracts designated as net investment hedges:
Gain (loss) on instruments	(8)	(6)
Gain (loss) on hedged items	8	6
Foreign currency debt designated as net investment hedges:
Gain (loss) on instruments	(73)	64
Gain (loss) on hedged items	73	(64)
Total unrealized gain (loss) on hedges recognized in OCI	$17	$58

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

13. Supplier Finance Programs

The Company has agreements to provide supplier finance programs which facilitate participating suppliers’ ability to finance payment obligations of the Company with designated third-party financial institutions. Participating suppliers may, at their sole discretion, elect to finance one or more payment obligations of the Company prior to their scheduled due dates at a discounted price to participating financial institutions. The Company’s obligations to its suppliers, including amounts due and scheduled payment dates, are not impacted by suppliers’ decisions to finance amounts under these arrangements. The outstanding payment obligations under the Company’s supplier finance programs are included in Accounts Payable in the Condensed Consolidated Balance Sheets and were not material as of March 31, 2023 and December 31, 2022.

14. Income Taxes

The effective income tax rate was 26.2% for the first quarter of 2023 as compared to 24.2% for the first quarter of 2022. The quarterly provision for income taxes is determined based on the Company’s estimated full year effective income tax rate adjusted by the amount of tax attributable to infrequent or unusual items that are separately recognized on a discrete basis in the income tax provision in the quarter in which they occur. The Company’s current estimate of its full year effective income tax rate before discrete period items is 24.3%, as compared to 24.0% in the comparable period of 2022.

The Company has ongoing federal, state and international income tax audits in various jurisdictions and evaluates uncertain tax positions that may be challenged by local tax authorities and not fully sustained. All U.S. federal income tax returns through December 31, 2013 have been audited by the Internal Revenue Service (the “IRS”) and there are limited matters which the Company plans to appeal for years 2010 through 2013. One such matter relates to the IRS assessment of taxes on the Company by imputing income on certain activities within one of our international operations, which is also under audit for the years 2014 through 2018. There was a U.S. Tax Court ruling in February 2023 in favor of the IRS against an unrelated party on a similar matter. Despite the recent U.S. Tax Court ruling, the Company continues to believe that the tax assessment against the Company is without merit. While there can be no assurances, the Company believes this matter will ultimately be decided in favor of the Company. The amount of tax plus interest for the years 2010 through 2018 is estimated to be approximately $145, which is not included in the Company's uncertain tax positions.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Executive Overview

Business Organization

Colgate-Palmolive Company (together with its subsidiaries, “we,” “us,” “our,” the “Company” or “Colgate”) is a caring, innovative growth company reimagining a healthier future for all people, their pets and our planet. We seek to deliver sustainable, profitable growth through science-led, core and premium innovation and superior shareholder returns, as well as to provide Colgate people with an innovative and inclusive work environment. We do this by developing and selling products globally that make people’s and their pets’ lives healthier and more enjoyable and by embracing our sustainability and social impact and diversity, equity and inclusion (“DE&I”) strategies across our organization.

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

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

COVID-19

The COVID-19 pandemic and government steps to reduce the spread and address the impact of COVID-19 have had and may continue to have an impact on the way people live, work, interact, travel and shop. During the COVID-19 pandemic, many of the communities in which we manufacture, market and sell our products experienced and may in the future experience “stay at home” orders, travel or movement restrictions and other government actions to address the pandemic. While the impact of COVID-19 on our business has largely abated at this time, uncertainties continue, particularly in China where we have substantial manufacturing facilities and business, and in the travel retail channel, where we have experienced and may continue to experience disruptions particularly in our Filorga business. We have experienced and may in the future experience certain disruptions to our global supply chain due to COVID-19, which historically impacted sales of and consumer access to our products. In addition, we have witnessed changes in the purchasing patterns of our customers, including a shift in many markets to purchasing our products online.

While we currently expect to be able to continue operating our business as described above, uncertainty resulting from COVID-19 could result in unforeseen additional disruptions to our business, including to our global supply chain and retailer network, and/or require us to incur additional operational costs.

For more information about the anticipated COVID-19 impact, see “Outlook” below.

The War in Ukraine

The war in Ukraine, and the related geopolitical tensions, have had and continue to have a significant impact on our operations in Ukraine and Russia, though it has not been material to our Consolidated Financial Statements. The safety of our employees and partners in Ukraine has been and remains our first priority. While our ability to do business in Ukraine has been significantly impacted, we remain committed to rebuilding our business there and to providing access to essential products to people in the region. We have suspended the importation and sales of all products in Russia other than essential health and hygiene products for everyday use and ceased all capital investments and media activities in Russia. While these actions have impacted our Eurasia business, they have not had a material impact on our consolidated results of operations, cash flow or financial condition. For the three months ended March 31, 2023, our Eurasia business constituted approximately 2% of our consolidated net sales and approximately 4% of our consolidated operating profit (the majority of which was Russia). We also continue to monitor the impact of sanctions and export controls imposed in response to the war in Ukraine. The situation is evolving and uncertainties remain regarding the full impact of the war and the related impact on the global economy and geopolitical relations generally, and on our business in particular. We have seen and expect to continue to see the war’s impact on the global economy and our business including, among other things, the cost of raw and packaging materials and commodities (including the price of oil and natural gas), supply chain and logistics challenges and foreign currency volatility. For more information about factors that could impact our business, including due to the war in Ukraine, refer to Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Business Strategy

To achieve our business and financial objectives, we are focused on driving organic sales growth and long-term profitable growth through science-led, core and premium innovation; pursuing higher-growth adjacent categories and segments; expanding in faster-growing channels and markets and delivering margin expansion through operating leverage and efficiency. We continue to prioritize our investments in high growth segments within our Oral Care, Personal Care and Pet Nutrition businesses. We are also seeking to maximize the impact of our environmental, social and governance programs and to lead in the development of human capital, including our sustainability and social impact and DE&I strategies, which we are working to integrate across our organization. We are strengthening and leveraging our capabilities in areas such as innovation, digital, eCommerce and data and analytics, enabling us to be more responsive in today’s rapidly changing world. In particular, we believe our digital transformation is of paramount importance to our success going forward. We continue to invest behind our brands, including through advertising, and to develop initiatives to build strong relationships with consumers, dental, veterinary and skin health professionals and traditional and eCommerce retailers. We also continue to broaden our eCommerce offerings, including direct-to-consumer and subscription services. We continue to believe that growth opportunities are greater in those areas of the world in which economic development and rising consumer incomes expand the size and number of markets for our products.

We are also changing the way we work to drive growth and how we approach innovation with focus, empowerment, experimentation and digitalization to respond to the dynamic retail landscape and the evolving preferences of our customers and consumers. The retail landscape, the ease of new entrants into the market in many of our categories and the evolving preferences of our customers and consumers demand that we work differently and faster in an agile, authentic and culturally relevant manner to drive innovation.

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

Significant Items Impacting Comparability

During the quarter ended March 31, 2023, the Company recorded a charge of $267 as a result of a decision of the United States Court of Appeals for the Second Circuit affirming a grant of summary judgment to the plaintiffs in a lawsuit under the Employee Retirement Income Security Act seeking the recalculation of benefits and other relief associated with a 2005 residual annuity amendment to the Colgate-Palmolive Company Employees’ Retirement Income Plan (the “Retirement Plan”). The decision will result in an increase in the obligations of the Retirement Plan, which based on the current funded status of the Retirement Plan will require no immediate cash contribution by the Company. The Company intends to seek further review by the United States Supreme Court. See Note 10, Contingencies to the Condensed Consolidated Financial Statements for additional information.

During the quarter ended March 31, 2023, the Company announced a voluntary recall of select Fabuloso multi-purpose cleaner products sold in the United States and Canada. The costs associated with the voluntary recall had a $25 impact on the Company’s Operating profit for the quarter ended March 31, 2023 and are not expected to have a material impact in future periods.

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

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

In the three months ended March 31, 2023 and 2022, the Company incurred pretax costs of $6 (aftertax costs of $5) and $82 (aftertax costs of $65), respectively, resulting from the 2022 Global Productivity Initiative.

Outlook

Looking forward, we expect global macroeconomic, political and market conditions to remain challenging, including as a result of inflation and rising interest rates. During the three months ended March 31, 2023, we experienced significantly higher raw and packaging material costs. We expect this difficult cost environment to continue throughout 2023. We are taking additional pricing to try to offset these increases in raw and packaging material costs. This has negatively impacted and may continue to negatively impact consumer demand for our products. Additionally, inflation is impacting the broader economy with consumers around the world facing widespread rising prices as well as rising interest rates resulting from measures to address inflation. Such inflation and rising interest rates may negatively impact consumer consumption or discretionary spending and/or change their purchasing patterns by foregoing purchasing certain of our products or by switching to “private label” or to our lower-priced product offerings. Although we continue to devote significant resources to support our brands and market our products at multiple price points, these changes could reduce demand for and sales volumes of our products or result in a shift in our product mix from higher margin to lower margin product offerings. In light of this challenging environment, we expect increased volatility across all of our categories and it is therefore difficult to predict category growth rates in the near term.

Given that approximately two-thirds of our Net sales originate in markets outside the U.S., we have experienced and will likely continue to experience volatile foreign currency fluctuations. As discussed above, we have also experienced higher raw and packaging material costs. While we have taken, and will continue to take, measures to mitigate the effect of these conditions, such as the 2022 Global Productivity Initiative and our funding-the-growth and revenue growth management initiatives, including additional pricing, in the current environment, it may become increasingly difficult to implement certain of these mitigation strategies. Should these conditions persist, they could adversely affect our future results.

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

We continue to closely monitor the impact of the war in Ukraine, COVID-19 and the challenging market conditions discussed above on our business and the related uncertainties and risks. While we have taken, and will continue to take, measures to mitigate the effects of these conditions, we cannot estimate with certainty the full extent of their impact on our business, results of operations, cash flows and/or financial condition. For more information about factors that could impact our business, see “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022.

We believe that we are well prepared to meet the challenges ahead due to our strong financial condition, experience operating in challenging environments, resilient global supply chain, dedicated and diverse global team and focused business strategy. Our strategy is based on driving organic sales growth and long-term profitable growth through science-led, core and premium innovation; pursuing higher-growth adjacent categories and segments, expanding in faster-growing channels and markets and delivering margin expansion through operating leverage and efficiency. We are also seeking to maximize the impact of our environmental, social and governance programs and to lead in the development of human capital, including our sustainability and social impact and DE&I strategies. Our commitment to these priorities, the strength of our brands, the breadth of our global footprint and a commitment to profitability and driving efficiency in cash generation should position us well to manage through the challenges we face and increase shareholder value over time.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Results of Operations

Three Months

Worldwide Net sales were $4,770 in the first quarter of 2023, up 8.5% from the first quarter of 2022, due to net selling price increases of 12.0%, partially offset by negative foreign exchange of 3.5% while volume was flat. Acquisitions contributed 2.0% to volume. Organic sales (Net sales excluding the impact of foreign exchange, acquisitions and divestments), a non-GAAP financial measure, increased 10.0% in the first quarter of 2023. A reconciliation of net sales growth to organic sales growth is provided under “Non-GAAP Financial Measures” below.

Net sales in the Oral, Personal and Home Care product segment were $3,709 in the first quarter of 2023, up 5.0% from the first quarter of 2022, due to net selling price increases of 12.5%, partially offset by volume declines of 3.5% and negative foreign exchange of 4.0%. Organic sales in the Oral, Personal and Home Care product segment increased 9.0% in the first quarter of 2023.

The Company’s share of the global toothpaste market was 40.2% on a year-to-date basis, up 1.2 share points from the year ago period, and its share of the global manual toothbrush market was 30.6% on a year-to-date basis, flat with the year ago period. Year-to-date market shares in toothpaste were up in North America, Europe, Asia Pacific and Africa/Eurasia and flat in Latin America versus the comparable 2022 period. In the manual toothbrush category, year-to-date market shares were up in Europe and Africa/Eurasia, down in North America and Asia/Pacific and flat in Latin America versus the comparable 2022 period. For additional information regarding market shares, see “Market Share Information” below.

Net sales in the Hill’s Pet Nutrition segment were $1,061 in the first quarter of 2023, up 21.5% from the first quarter of 2022, due to volume growth of 12.0% and net selling price increases of 11.5%, partially offset by negative foreign exchange of 2.0%. Acquisitions contributed 9.5% to volume. Organic sales in the Hill’s Pet Nutrition segment increased 14.0% in the first quarter of 2023.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Gross Profit/Margin

Worldwide Gross profit increased to $2,712 in the first quarter of 2023 from $2,572 in the first quarter of 2022, reflecting an increase of $216 resulting from higher Net sales and a decrease of $76 resulting from lower Gross profit margin.

Worldwide Gross profit margin decreased to 56.9% in the first quarter of 2023 from 58.5% in the first quarter of 2022. This decrease in Gross profit margin was due to significantly higher raw and packaging material costs (770 bps) and unfavorable mix due to private label sales resulting from the previously disclosed acquisitions of pet food businesses (90 bps), partially offset by higher pricing (450 bps) and cost savings from the Company’s funding-the-growth initiatives (250 bps).

	Three Months Ended March 31,
	2023	2022
Gross profit	$2,712	$2,572

	Three Months Ended March 31,
	2023	2022	Basis Point Change
Gross profit margin	56.9%	58.5%	(160)

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 7% to $1,758 in the first quarter of 2023 compared to $1,641 in the first quarter of 2022.

Selling, general and administrative expenses as a percentage of Net sales decreased to 36.9% in the first quarter of 2023 from 37.3% in the first quarter of 2022. This decrease was due to lower overhead expenses (100 bps), partially offset by increased advertising investment (60 bps). Lower overhead expenses were driven by lower logistics costs (150 bps), partially offset by higher other overhead expenses (50 bps). In the first quarter of 2023, advertising investment increased as a percentage of Net sales to 12.1% from 11.5% in the first quarter of 2022, or 14.4% in absolute terms to $579 as compared with $506 in the first quarter of 2022.

	Three Months Ended March 31,
	2023	2022
Selling, general and administrative expenses	$1,758	$1,641

	Three Months Ended March 31,
	2023	2022	Basis Point Change
Selling, general and administrative expenses as a percentage of Net sales	36.9%	37.3%	(40)
Other (Income) Expense, Net
Other (income) expense, net was $45 and $71 in the first quarter of 2023 and 2022, respectively. Other (income) expense, net in the first quarter of 2023 included product recall costs and charges resulting from the 2022 Global Productivity Initiative. Other (income) expense, net in the first quarter of 2022 included charges resulting from the 2022 Global Productivity Initiative. Excluding the items described above in both periods as applicable, Other (income) expense, net was $15 and $8 in the first quarter of 2023 and 2022, respectively.

	Three Months Ended March 31,
	2023	2022
Other (income) expense, net, GAAP	$45	$71
Product recall costs	(25)	—
2022 Global Productivity Initiative	(5)	(63)
Other (income) expense, net, non-GAAP	$15	$8

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Operating Profit

Operating profit increased 6% to $909 in the first quarter of 2023 from $860 in the first quarter of 2022. Operating profit in the first quarter of 2023 included product recall costs and charges resulting from the 2022 Global Productivity Initiative. Operating profit in the first quarter of 2022 included charges resulting from the 2022 Global Productivity Initiative. Excluding the items described above in both periods, as applicable, Operating profit increased 2% to $939 in the first quarter of 2023 from $923 in the first quarter of 2022.

Operating profit margin was 19.1% in the first quarter of 2023, a decrease of 40 bps compared to 19.5% in the first quarter of 2022. Excluding the items described above in both periods, as applicable, Operating profit margin was 19.7% in the first quarter of 2023, a decrease of 130 bps compared to 21.0% in the first quarter of 2022. This decrease in Operating profit margin was primarily due to a decrease in Gross profit (160 bps), partially offset by a decrease in Selling, general and administrative expenses (40 bps), both as a percentage of Net sales.

	Three Months Ended March 31,
	2023	2022	% Change
Operating profit, GAAP	$909	$860	6%
Product recall costs	25	—
2022 Global Productivity Initiative	5	63
Operating profit, non-GAAP	$939	$923	2%

	Three Months Ended March 31,
	2023	2022	Basis Point Change
Operating profit margin, GAAP	19.1%	19.5%	(40)
Product recall costs	0.5%	—%
2022 Global Productivity Initiative	0.1%	1.5%
Operating profit margin, non-GAAP	19.7%	21.0%	(130)
Non-Service Related Postretirement Costs

Non-service related postretirement costs were $294 in the first quarter of 2023 as compared to $38 in the first quarter of 2022. Non-service related postretirement costs in the first quarter of 2023 included charges related to the ERISA litigation matter and charges related to the 2022 Global Productivity Initiative. Non-service related postretirement costs in the first quarter of 2022 included charges resulting from the 2022 Global Productivity Initiative.

Excluding the items described above in both periods as applicable, Non-service related postretirement costs were $26 in the first quarter of 2023 and $19 in the first quarter of 2022.

	Three Months Ended March 31,
	2023	2022
Non-service related postretirement costs, GAAP	$294	$38
ERISA litigation matter	(267)	—
2022 Global Productivity Initiative	(1)	(19)
Non-service related postretirement costs, non-GAAP	$26	$19
Interest (Income) Expense, Net

Interest (income) expense, net was $54 in the first quarter of 2023 as compared to $27 in the first quarter of 2022, primarily due to higher average interest rates on debt and higher debt balances.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Income Taxes

The effective income tax rate was 26.2% for the first quarter of 2023 as compared to 24.2% for the first quarter of 2022. As reflected in the table below, the non-GAAP effective income tax rate was 24.3% for the first three months of 2023, as compared to 23.8% in the comparable period of 2022.

The quarterly provision for income taxes is determined based on the Company’s estimated full year effective income tax rate adjusted by the amount of tax attributable to infrequent or unusual items that are separately recognized on a discrete basis in the income tax provision in the quarter in which they occur. The Company’s current estimate of its full year effective income tax rate before discrete period items is 24.3%, as compared to 24.0% in the comparable period of 2022.
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
Additionally, on December 15, 2022, the 27 member states of the European Union (“EU”) reached an agreement on a minimum level of taxation for certain large corporations to pay a minimum corporate tax rate of 15% in every jurisdiction in which they operate. This agreement, which is known as the Minimum Taxation Directive (part of the "Pillar II Model Rules"), must be transposed into the laws of all EU member states by December 31, 2023. The Company is currently evaluating the impact of this Directive on the Company’s Consolidated Financial Statements.

The Company has ongoing federal, state and international income tax audits in various jurisdictions and evaluates uncertain tax positions that may be challenged by local tax authorities and not fully sustained. All U.S. federal income tax returns through December 31, 2013 have been audited by the Internal Revenue Service (the “IRS”) and there are limited matters which the Company plans to appeal for years 2010 through 2013. One such matter relates to the IRS assessment of taxes on the Company by imputing income on certain activities within one of our international operations, which is also under audit for the years 2014 through 2018. There was a U.S. Tax Court ruling in February 2023 in favor of the IRS against an unrelated party on a similar matter. Despite the recent U.S. Tax Court ruling, the Company continues to believe that the tax assessment against the Company is without merit. While there can be no assurances, the Company believes this matter will ultimately be decided in favor of the Company. The amount of tax plus interest for the years 2010 through 2018 is estimated to be approximately $145, which is not included in the Company’s uncertain tax positions.

	Three Months Ended March 31,
	2023			2022
	Income Before Income Taxes	Provision For Income Taxes(1)	Effective Income Tax Rate(2)	Income Before Income Taxes	Provision For Income Taxes(1)	Effective Income Tax Rate(2)
As Reported GAAP	$561	$147	26.2%	$795	$192	24.2%
ERISA litigation matter	267	55	(1.8)	—	—	—
Product recall costs	25	6	—	—	—	—
2022 Global Productivity Initiative	6	1	(0.1)	82	17	(0.4)
Non-GAAP	$859	$209	24.3%	$877	$209	23.8%
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
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Net Income Attributable to Colgate-Palmolive Company and Earnings Per Share

Net income attributable to Colgate-Palmolive Company in the first quarter of 2023 decreased to $372 from $559 in the first quarter of 2022, and Earnings per common share on a diluted basis decreased to $0.45 per share in the first quarter of 2023 from $0.66 in the first quarter of 2022. Net Income attributable to Colgate-Palmolive Company in the first quarter of 2023 included charges resulting from the ERISA litigation matter, product recall costs and charges resulting from the 2022 Global Productivity Initiative. Net income attributable to Colgate-Palmolive Company in the first quarter of 2022 included charges resulting from the 2022 Global Productivity Initiative.

Excluding the items described above in both periods as applicable, Net income attributable to Colgate-Palmolive Company in the first quarter of 2023 decreased 3% to $608 from $624 in the first quarter of 2022, and Earnings per common share on a diluted basis decreased 1% to $0.73 in the first quarter of 2023 from $0.74 in the first quarter of 2022.

	Three Months Ended March 31, 2023
	Income Before Income Taxes	Provision For Income Taxes(1)	Net Income Including Noncontrolling Interests	Net Income Attributable To Colgate-Palmolive Company	Diluted Earnings Per Share(2)
As Reported GAAP	$561	$147	$414	$372	$0.45
ERISA litigation matter	267	55	212	212	0.25
Product recall costs	25	6	19	19	0.02
2022 Global Productivity Initiative	6	1	5	5	0.01
Non-GAAP	$859	$209	$650	$608	$0.73

	Three Months Ended March 31, 2022
	Income Before Income Taxes	Provision For Income Taxes(1)	Net Income Including Noncontrolling Interests	Net Income Attributable To Colgate-Palmolive Company	Diluted Earnings Per Share(2)
As Reported GAAP	$795	$192	$603	$559	$0.66
2022 Global Productivity Initiative	82	17	65	65	0.08
Non-GAAP	$877	$209	$668	$624	$0.74
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
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Net Sales and Operating Profit by Segment

Oral, Personal and Home Care

North America

	Three Months Ended March 31,
	2023	2022	Change
Net sales	$958	$926	3.5%
Operating profit	$193	$163	18%
% of Net sales	20.1%	17.6%	250	bps
Net sales in North America increased 3.5% in the first quarter of 2023 to $958, driven by net selling price increases of 10.5%, partially offset by volume declines of 6.5% and negative foreign exchange of 0.5%. Organic sales in North America increased 4.0% in the first quarter of 2023. Organic sales growth was led by the United States.

The increase in organic sales in North America in the first quarter of 2023 versus the first quarter of 2022 was due to increases in Oral Care and Personal Care organic sales, partially offset by a decrease in Home Care organic sales. The increase in Oral Care was primarily due to organic sales growth in the toothpaste category, partially offset by organic sales declines in the manual toothbrush category. The increase in Personal Care was primarily due to organic sales growth in the liquid hand soap category. The decrease in Home Care was primarily due to organic sales declines in the surface cleaner category due to the voluntary recall of select Fabuloso multi-purpose cleaner products, partially offset by organic sales growth in the hand dish and fabric softener categories.

Operating profit in North America increased 18% in the first quarter of 2023 to $193, or 250 bps to 20.1% as a percentage of Net sales. This increase in Operating profit as a percentage of Net sales was due to a decrease in Selling, general and administrative expenses (130 bps) and an increase in Gross profit (120 bps), both as a percentage of Net sales. This increase in Gross profit was primarily due to higher pricing and cost savings from the Company’s funding-the-growth initiatives (180 bps), partially offset by significantly higher raw and packaging material costs (490 bps). This decrease in Selling, general and administrative expenses was due to lower overhead expenses (310 bps), partially offset by increased advertising investment (180 bps). Lower overhead expenses were driven by lower logistics costs (380 bps), partially offset by higher other overhead expenses (70 bps).

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Latin America

	Three Months Ended March 31,
	2023	2022	Change
Net sales	$1,075	$954	12.5%
Operating profit	$315	$265	19%
% of Net sales	29.3%	27.8%	150	bps
Net sales in Latin America increased 12.5% in the first quarter of 2023 to $1,075, driven by net selling price increases of 18.0%, partially offset by volume declines of 3.5% and negative foreign exchange of 2.0%. Organic sales in Latin America increased 14.5% in the first quarter of 2023. Organic sales growth was led by Mexico, Argentina, Brazil and Colombia.

The increase in organic sales in Latin America in the first quarter of 2023 versus the first quarter of 2022 was due to increases in Oral Care, Personal Care and Home Care organic sales. The increase in Oral Care was primarily due to organic sales growth in the toothpaste, manual toothbrush and mouthwash categories. The increase in Personal Care was primarily due to organic sales growth in the bar soap, hair care and underarm protection categories. The increase in Home Care was primarily due to organic sales growth in the hand dish and fabric softener categories.

Operating profit in Latin America increased 19% in the first quarter of 2023 to $315, or 150 bps to 29.3% as a percentage of Net sales. This increase in Operating profit as a percentage of Net sales was primarily due to an increase in Gross profit (270 bps), partially offset by an increase in Selling, general and administrative expenses (50 bps), both as a percentage of Net sales. This increase in Gross profit was primarily due to higher pricing and cost savings from the Company’s funding-the-growth initiatives (320 bps), partially offset by significantly higher raw and packaging material costs (830 bps). This increase in Selling, general and administrative expenses was due to increased advertising investment (50 bps).

Europe

	Three Months Ended March 31,
	2023	2022	Change
Net sales	$650	$654	(0.5)%
Operating profit	$116	$150	(23)%
% of Net sales	17.8%	22.9%	(510)	bps

Net sales in Europe decreased 0.5% in the first quarter of 2023 to $650, driven by volume declines of 3.5% and negative foreign exchange of 5.0%, partially offset by net selling price increases of 8.0%. Organic sales in Europe increased 4.5% in the first quarter of 2023. Organic sales growth was led by Germany, Poland, the Netherlands, France and the United Kingdom, partially offset by organic sales declines in the Filorga business, primarily related to the travel retail business and China.

The increase in organic sales in Europe in the first quarter of 2023 versus the first quarter of 2022 was primarily due to increases in Oral Care and Home Care organic sales. The increase in Oral Care was primarily due to organic sales growth in the toothpaste category. The increase in Home Care was primarily due to organic sales growth in the surface cleaner and fabric softener categories.

Operating profit in Europe decreased 23% in the first quarter of 2023 to $116, or 510 bps to 17.8% as a percentage of Net sales. This decrease in Operating profit as a percentage of Net sales was primarily due to a decrease in Gross profit (350 bps) and an increase in Selling, general and administrative expenses (200 bps), both as a percentage of Net sales. This decrease in Gross profit was primarily due to significantly higher raw and packaging material costs (950 bps), partially offset by higher pricing and cost savings from the Company’s funding-the-growth initiatives (260 bps). This increase in Selling, general and administrative expenses was due to increased advertising investment (120 bps) and higher overhead expenses (80 bps).

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Asia Pacific

	Three Months Ended March 31,
	2023	2022	Change
Net sales	$738	$726	1.5%
Operating profit	$202	$206	(2)%
% of Net sales	27.4%	28.4%	(100)	bps
Net sales in Asia Pacific increased 1.5% in the first quarter of 2023 to $738, driven by volume growth of 2.0% and net selling price increases of 6.5%, partially offset by negative foreign exchange of 7.0%. Organic sales in Asia Pacific increased 8.5% in the first quarter of 2023. Organic sales growth was led by the Greater China region, India, Australia and the Philippines.

The increase in organic sales in Asia Pacific in the first quarter of 2023 versus the first quarter of 2022 was primarily due to an increase in Oral Care organic sales. The increase in Oral Care was primarily due to organic sales growth in the toothpaste category.

Operating profit in Asia Pacific decreased 2% in the first quarter of 2023 to $202, or 100 bps to 27.4% as a percentage of Net sales. This decrease in Operating profit as a percentage of Net sales was primarily due to a decrease in Gross profit (130 bps), partially offset by a decrease in Selling, general and administrative expenses (60 bps), both as a percentage of Net sales. This decrease in Gross profit was primarily due to significantly higher raw and packaging material costs (690 bps), partially offset by cost savings from the Company’s funding-the-growth initiatives (270 bps) and higher pricing. This decrease in Selling, general and administrative expenses was due to lower overhead expenses (30 bps) and decreased advertising investment (30 bps). Lower overhead expenses were driven by lower logistics costs (140 bps), partially offset by higher other overhead expenses (110 bps).

Africa/Eurasia

	Three Months Ended March 31,
	2023	2022	Change
Net sales	$288	$267	8.0%
Operating profit	$68	$44	55%
% of Net sales	23.6%	16.5%	710	bps
Net sales in Africa/Eurasia increased 8.0% in the first quarter of 2023 to $288, driven by net selling price increases of 21.5%, partially offset by volume declines of 5.0% and negative foreign exchange of 8.5%. Organic sales in Africa/Eurasia increased 16.5% in the first quarter of 2023. Organic sales growth was led by Turkiye and South Africa.

The increase in organic sales in Africa/Eurasia in the first quarter of 2023 versus the first quarter of 2022 was primarily due to increases in Oral Care and Personal Care organic sales. The increase in Oral Care was primarily due to organic sales growth in the toothpaste and manual toothbrush categories. The increase in Personal Care was primarily due to organic sales growth in the bar soap and body wash categories.

Operating profit in Africa/Eurasia increased 55% in the first quarter of 2023 to $68, or 710 bps to 23.6% as a percentage of Net sales. This increase in Operating profit as a percentage of Net sales was due to an increase in Gross profit (350 bps), a decrease in Selling, general and administrative expenses (200 bps) and a decrease in Other (income) expense, net (160 bps), all as a percentage of Net sales. This increase in Gross profit was due to higher pricing and cost savings from the Company’s funding-the-growth initiatives (300 bps), partially offset by significantly higher raw and packaging material costs (690 bps), which included foreign exchange transaction costs. This decrease in Selling, general and administrative was due to lower overhead expenses (290 bps), driven by lower logistics costs (270 bps) and partially offset by increased advertising investment (90 bps). This decrease in Other (income) expense, net was primarily due to costs incurred in the first quarter of 2022 due to the war in Ukraine.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Hill’s Pet Nutrition

	Three Months Ended March 31,
	2023	2022	Change
Net sales	$1,061	$872	21.5%
Operating profit	$183	$204	(10)%
% of Net sales	17.2%	23.4%	(620)	bps
Net sales for Hill’s Pet Nutrition increased 21.5% in the first quarter of 2023 to $1,061, driven by volume growth of 12.0% and net selling price increases of 11.5%, partially offset by negative foreign exchange of 2.0%. Acquisitions contributed 9.5% to volume. Organic sales in Hill’s Pet Nutrition increased 14.0% in the first quarter of 2023. Organic sales growth was led by the United States and Europe.

The increase in organic sales in the first quarter of 2023 was primarily due to organic sales growth in the therapeutic and wellness categories.

Operating profit in Hill’s Pet Nutrition decreased 10% in the first quarter of 2023 to $183, or 620 bps to 17.2% as a percentage of Net sales. This decrease in Operating profit as a percentage of Net sales was due to a decrease in Gross profit (860 bps), partially offset by a decrease in Selling, general and administrative expenses (240 bps), both as a percentage of Net sales. This decrease in Gross profit was due to significantly higher raw and packaging material costs (920 bps) and unfavorable mix primarily due to private label sales resulting from the previously disclosed acquisitions of pet food businesses (550 bps), partially offset by higher pricing and cost savings from the Company’s funding-the-growth initiatives (220 bps). This decrease in Selling, general and administrative expenses was due to lower overhead expenses (270 bps), partially offset by increased advertising investment (30 bps). Lower overhead expenses were due to overhead efficiencies (140 bps) and lower logistics costs (130 bps).

Corporate

	Three Months Ended March 31,
	2023	2022	Change
Operating profit (loss)	$(168)	$(172)	(2)%
Operating profit (loss) related to Corporate was $(168) in the first quarter of 2023 as compared to $(172) in the first quarter of 2022. In the first quarter of 2023, Corporate Operating profit (loss) included product recall costs of $25 and charges resulting from the 2022 Global Productivity Initiative of $5.

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

For the three months ended March 31, 2023, charges resulting from the 2022 Global Productivity Initiative were $6 pretax ($5 aftertax). For the three months ended March 31, 2022, charges resulting from the 2022 Global Productivity Initiative were $82 pretax ($65 aftertax).

For the three months ended March 31, 2023, charges resulting from the 2022 Global Productivity Initiative are reflected in the income statement as follows:

	Three Months Ended March 31,
	2023	2022
Other (income) expense, net	$5	$63
Non-service related postretirement costs	1	19
Total 2022 Global Productivity Initiative charges, pretax	$6	$82

Total 2022 Global Productivity Initiative charges, aftertax	$5	$65

Restructuring and related implementation charges in the preceding table were recorded in the Corporate segment as these initiatives are predominantly centrally directed and controlled and are not included in internal measures of segment operating performance.

Total charges incurred for the 2022 Global Productivity Initiative relate to initiatives undertaken by the following reportable operating segments:

	Three Months Ended March 31,		Program-to-date Accumulated Charges
	2023	2022
North America	7%	13%	10%
Latin America	11%	15%	18%
Europe	15%	18%	18%
Asia Pacific	6%	11%	9%
Africa/Eurasia	13%	4%	11%
Hill’s Pet Nutrition	16%	9%	12%
Corporate	32%	30%	22%
Total	100%	100%	100%

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Since the inception of the 2022 Global Productivity Initiative, the Company has incurred cumulative pretax charges of $116 ($92 aftertax) in connection with the implementation of various projects as follows:

Cumulative Charges
as of March 31, 2023
Employee-Related Costs	$108
Incremental Depreciation	—
Asset Impairments	1
Other	7
Total	$116

The following table summarizes the activity for the restructuring and related implementation charges discussed above and the related accruals:

	Three Months Ended March 31, 2023
	Employee-Related Costs	Incremental Depreciation	Asset Impairments	Other	Total
Balance at December 31, 2022	$30	$—	$1	$3	$34
Charges	6	—	—	—	6
Cash Payments	(13)	—	—	(1)	(14)
Charges against assets	(1)	—	—	—	(1)
Foreign exchange	—	—	—	—	—
Balance at March 31, 2023	$22	$—	$1	$2	$25

Employee-Related Costs primarily include severance and other termination benefits and are calculated based on long-standing benefit practices, written severance policies, local statutory requirements and, in certain cases, voluntary termination arrangements. Employee-Related Costs also include pension enhancements of $1 for the three months ended March 31, 2023, which are reflected as Charges against assets within Employee-Related Costs in the preceding tables as the corresponding balance sheet amounts are reflected as a reduction of pension assets or an increase in pension liabilities.

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

Net sales growth (GAAP) and organic sales growth (Net sales growth excluding the impact of foreign exchange, acquisitions and divestments) (non-GAAP) are discussed in this Quarterly Report on Form 10-Q. Management believes the organic sales growth measure provides investors and analysts with useful supplemental information regarding the Company’s underlying sales trends by presenting sales growth excluding the external factor of foreign exchange, as well as the impact of acquisitions and divestments, as applicable. A reconciliation of organic sales growth to Net sales growth for the three months ended March 31, 2023 is provided below.

Other (income) expense, net, Operating profit, Operating profit margin, Non-service related postretirement costs, effective income tax rate, Net income attributable to Colgate-Palmolive Company and Earnings per share on a diluted basis are discussed in this Quarterly Report on Form 10-Q both on a GAAP basis and excluding, as applicable, charges resulting from the ERISA litigation matter, product recall costs and charges resulting from the 2022 Global Productivity Initiative. These non-GAAP financial measures exclude items that, either by their nature or amount, management would not expect to occur as part of the Company’s normal business on a regular basis, such as restructuring charges, charges for certain litigation and tax matters, acquisition-related costs, gains and losses from certain divestitures and certain other unusual, non-recurring items. Investors and analysts use these financial measures in assessing the Company’s business performance, and management believes that presenting these financial measures on a non-GAAP basis provides them with useful supplemental information to enhance their understanding of the Company’s underlying business performance and trends. These non-GAAP financial measures also enhance the ability to compare period-to-period financial results. A reconciliation of each of these non-GAAP financial measures to the most directly comparable GAAP financial measures for the three months ended March 31, 2023 and 2022 is presented within the applicable section of Results of Operations.

The following tables provide a quantitative reconciliation of Net sales growth to organic sales growth for the three months ended March 31, 2023:

Three Months Ended March 31, 2023	Net Sales Growth (GAAP)	Foreign Exchange Impact	Acquisitions and Divestments Impact	Organic Sales Growth (Non-GAAP)
Oral, Personal and Home Care
North America	3.5%	(0.5)%	—%	4.0%
Latin America	12.5%	(2.0)%	—%	14.5%
Europe	(0.5)%	(5.0)%	—%	4.5%
Asia Pacific	1.5%	(7.0)%	—%	8.5%
Africa/Eurasia	8.0%	(8.5)%	—%	16.5%
Total Oral, Personal and Home Care	5.0%	(4.0)%	—%	9.0%
Pet Nutrition	21.5%	(2.0)%	9.5%	14.0%
Total Company	8.5%	(3.5)%	2.0%	10.0%

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

Cash Flow

Net cash provided by operations increased 90% to $735 in the first three months of 2023, compared with $386 in the comparable period of 2022, primarily due to an improvement in working capital, partially offset by lower net income, excluding non-cash items in the period. The Company’s working capital was (0.4%) as a percentage of Net sales as of March 31, 2023 as compared to (2.8%) as of March 31, 2022. The Company defines working capital as the difference between current assets (excluding Cash and cash equivalents and marketable securities, the latter of which is reported in Other current assets) and current liabilities (excluding short-term debt).

Investing activities used $264 of cash in the first three months of 2023, compared with $141 in the comparable period of 2022.

Capital expenditures were $163 in the first three months of 2023 compared to $122 in the comparable period of 2022. Capital expenditures for 2023 are expected to be approximately 4.0% of Net sales. The Company continues to focus its capital spending on projects that are expected to yield high aftertax returns.

Financing activities used $375 of cash during the first three months of 2023, compared with $204 used in the comparable period of 2022. This primarily reflects higher repayments of commercial paper compared with the comparable period of 2022, the principal payment of debt in the first three months of 2023, partially offset by higher debt issuances compared with the comparable period of 2022.

Long-term debt, including the current portion, increased to $8,885 as of March 31, 2023, as compared to $8,755 as of December 31, 2022, and total debt was $8,907 as of March 31, 2023, as compared to $8,766 as of December 31, 2022.

In March 2023, the Company issued $500 of three-year Senior Notes at a fixed coupon rate of 4.800%, $500 of five-year Senior Notes at a fixed coupon rate of 4.600% and $500 of ten-year Senior Notes at a fixed coupon rate of 4.600%. The Company’s debt issuances support the Company’s capital structure objectives of funding its business and growth initiatives while minimizing its risk-adjusted cost of capital.

Domestic and foreign commercial paper outstanding was $873 and $1,632 as of March 31, 2023 and 2022, respectively. The average daily balances outstanding for commercial paper in the first three months of 2023 and 2022 were $2,090 and $1,694, respectively. The Company classifies commercial paper and certain current maturities of notes payable as long-term debt when it has the intent and ability to refinance such obligations on a long-term basis, including, if necessary, by utilizing its unused lines of credit (including under the facilities discussed below) or by issuing long-term debt pursuant to an effective shelf registration statement. In November 2022, the Company entered into an amended and restated $3,000 five-year revolving credit facility with a syndicate of banks for a five-year term expiring November 2027, which replaced, on substantially similar terms, the Company’s $3,000 revolving credit facility that was scheduled to expire in August 2026. Commitment fees related to the credit facility were not material.

Certain of the agreements with respect to the Company’s bank borrowings contain financial and other covenants as well as cross-default provisions. Noncompliance with these requirements could ultimately result in the acceleration of amounts owed. The Company is in full compliance with all such requirements and believes the likelihood of noncompliance is remote. Refer to Note 6, Long Term Debt and Credit Facilities to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 for further information about the Company’s long-term debt and credit facilities.

In the first quarter of 2023, the Company increased the quarterly common stock dividend to $0.48 per share from $0.47 per share previously, effective in the second quarter of 2023.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Cash and cash equivalents increased $92 during the first three months of 2023 to $867 at March 31, 2023, compared to $775 at December 31, 2022, the majority of which ($828 and $735 respectively) was held by the Company’s foreign subsidiaries.

For additional information regarding liquidity and capital resources, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Goodwill and Intangible Assets

Due primarily to the continued impact of the COVID-19 pandemic on the Filorga skin health business and the impact of significantly higher interest rates, in the fourth quarter of 2022, the Company recorded an impairment charge to adjust the carrying values of the indefinite-lived trademark, customer relationships and goodwill of its Filorga reporting unit to their respective fair values. Additionally, the fair value of two of the Company’s indefinite-lived trademark intangible assets, other than Filorga, continues to exceed their recorded carrying values by less than 10%.

Given the inherent uncertainties of estimating the future cash flows, the impact of interest rates and inflation on macroeconomic conditions, actual results may differ from management's current estimates which could potentially result in additional impairment charges in future periods.

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

Cautionary Statement on Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the SEC in its rules, regulations and releases that set forth anticipated results based on management’s current plans and assumptions. Such statements may relate, for example, to sales or volume growth, net selling price increases, organic sales growth, profit or profit margin levels, earnings per share levels, financial goals, the impact of foreign exchange, the impact of COVID-19, the impact of the war in Ukraine, cost-reduction plans (including the 2022 Global Productivity Initiative), tax rates, interest rates, new product introductions, digital capabilities, commercial investment levels, acquisitions, divestitures, share repurchases or legal or tax proceedings, among other matters. These statements are made on the basis of the Company’s views and assumptions as of this time and the Company undertakes no obligation to update these statements whether as a result of new information, future events or otherwise, except as required by law or by the rules and regulations of the SEC. Moreover, the Company does not, nor does any other person, assume responsibility for the accuracy and completeness of those statements. The Company cautions investors that any such forward-looking statements are not guarantees of future performance and that actual events or results may differ materially from those statements. Actual events or results may differ materially because of factors that affect international businesses and global economic conditions, as well as matters specific to the Company and the markets it serves, including the uncertain macroeconomic and political environment in different countries, including as a result of inflation and rising interest rates, and its effect on consumer spending habits, foreign currency rate fluctuations, exchange controls, tariffs, sanctions, price or profit controls, labor relations, changes in foreign or domestic laws, or regulations or their interpretation, political and fiscal developments, including changes in trade, tax and immigration policies, increased competition and evolving competitive practices (including from the growth of eCommerce and the entry of new competitors and business models), the ability to operate and respond effectively during a pandemic, epidemic or widespread public health concern, including COVID-19, the ability to manage disruptions in our global supply chain and/or key office facilities, the ability to manage the availability and cost of raw and packaging materials and logistics costs, the ability to maintain or increase selling prices as needed, changes in the policies of retail trade customers, the emergence of alternative retail channels, the growth of eCommerce and the rapidly changing retail landscape (as consumers increasingly shop online), the ability to develop innovative new products, the ability to continue lowering costs and operate in an agile manner, the ability to maintain the security of our information technology systems from a cyber-security incident or data breach, the ability to address the effects of climate change and achieve our sustainability and social impact goals, the ability to complete acquisitions and divestitures as planned, the ability to successfully integrate acquired businesses, the ability to attract and retain key employees and integrate DE&I initiatives across our organization, the uncertainty of the outcome of legal proceedings, whether or not the Company believes they have merit, and the ability to address uncertain or unfavorable global economic conditions, including inflation, disruptions in the credit markets and tax matters. For information about these and other factors that could impact the Company’s business and cause actual results to differ materially from forward-looking statements, refer to the Company’s filings with the SEC (including, but not limited to, the information set forth under the captions “Risk Factors” and “Cautionary Statement on Forward-Looking Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 and subsequent filings with the SEC).

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Quantitative and Qualitative Disclosures about Market Risk

There is no material change in the information reported under Part II, Item 7, “Managing Foreign Currency, Interest Rate, Commodity Price and Credit Risk Exposure” contained in our Annual Report on Form 10-K for the year ended December 31, 2022.

COLGATE-PALMOLIVE COMPANY

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chairman of the Board, President and Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2023 (the “Evaluation”). Based upon the Evaluation, the Company’s Chairman of the Board, President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) are effective.

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

Item 1A.    Risk Factors

There have been no material changes from the risk factors disclosed in “Risk Factors” in Part 1, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

The following table shows the stock repurchase activity for the three months in the quarter ended March 31, 2023:

Month	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(3) (in millions)
January 1 through 31, 2023	1,312	$76.13	—	$3,989
February 1 through 28, 2023	79,710	$72.96	—	$3,989
March 1 through 31, 2023	2,626,777	$72.89	2,624,197	$3,798
Total	2,707,799	$72.89	2,624,197

(1) Includes share repurchases under the 2022 Program and those associated with certain employee elections under the Company’s compensation and benefit programs.
(2) The difference between the total number of shares purchased and the total number of shares purchased as part of publicly announced plans or programs is 83,602 shares, which represents shares deemed surrendered to the Company to satisfy certain employee elections under the Company’s compensation and benefit programs.
(3) Includes approximate dollar value of shares that were available to be purchased under the publicly announced plans or programs that were in effect as of March 31, 2023.

COLGATE-PALMOLIVE COMPANY

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not Applicable.

Item 5.    Other Information

None.

COLGATE-PALMOLIVE COMPANY

Item 6.    Exhibits

Exhibit No.	Description
10-A	Form of Performance Stock Unit Award Agreement for the 2023-2025 Performance Cycle * **

31-A	Certificate of the Chairman of the Board, President and Chief Executive Officer of Colgate-Palmolive Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.**

31-B	Certificate of the Chief Financial Officer of Colgate-Palmolive Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.**

32
Certificate of the Chairman of the Board, President and Chief Executive Officer and the Chief Financial Officer of Colgate-Palmolive Company pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350.***

101	The following materials from Colgate-Palmolive Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2023, formatted in Inline eXtensible Business Reporting Language (Inline XBRL): (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Changes in Shareholders’ Equity; and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

__________
* Indicates a management contract or compensatory plan or arrangement.

** Filed herewith.

*** Furnished herewith.

COLGATE-PALMOLIVE COMPANY
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLGATE-PALMOLIVE COMPANY
(Registrant)

Principal Executive Officer:

April 28, 2023	/s/ Noel R. Wallace
Noel R. Wallace
Chairman of the Board, President and Chief Executive Officer

Principal Financial Officer:

April 28, 2023	/s/ Stanley J. Sutula III
Stanley J. Sutula III
Chief Financial Officer

Principal Accounting Officer:

April 28, 2023	/s/ Gregory O. Malcolm
Gregory O. Malcolm
Vice President and Controller