Form 10-Q
period 2023-06-30
COLGATE PALMOLIVE CO
filed 2023-07-28
CIK 21665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________
FORM 10-Q
________________________
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding	Date
Common stock, $1.00 par value	826,691,529	June 30, 2023

PART I.    FINANCIAL INFORMATION

COLGATE-PALMOLIVE COMPANY
Condensed Consolidated Statements of Income
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net sales	$4,822	$4,484	$9,592	$8,883
Cost of sales	2,035	1,930	4,093	3,757
Gross profit	2,787	2,554	5,499	5,126
Selling, general and administrative expenses	1,768	1,657	3,526	3,298
Other (income) expense, net	45	13	90	84
Operating profit	974	884	1,883	1,744
Non-service related postretirement costs	29	12	323	50
Interest (income) expense, net	58	31	112	58
Income before income taxes	887	841	1,448	1,636
Provision for income taxes	353	202	500	394
Net income including noncontrolling interests	534	639	948	1,242
Less: Net income attributable to noncontrolling interests	32	36	74	80
Net income attributable to Colgate-Palmolive Company	$502	$603	$874	$1,162

Earnings per common share, basic	$0.61	$0.72	$1.05	$1.39

Earnings per common share, diluted	$0.60	$0.72	$1.05	$1.38

See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Condensed Consolidated Statements of Comprehensive Income
(Dollars in Millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income including noncontrolling interests	$534	$639	$948	$1,242
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	27	(146)	70	(66)
Retirement plans and other retiree benefit adjustments	6	13	13	28
Gains (losses) on cash flow hedges	(10)	61	(4)	102
Total Other comprehensive income (loss), net of tax	23	(72)	79	64
Total Comprehensive income including noncontrolling interests	557	567	1,027	1,306
Less: Net income attributable to noncontrolling interests	32	36	74	80
Less: Cumulative translation adjustments attributable to noncontrolling interests	(25)	(14)	(41)	(16)
Total Comprehensive income attributable to noncontrolling interests	7	22	33	64
Total Comprehensive income attributable to Colgate-Palmolive Company	$550	$545	$994	$1,242
See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Condensed Consolidated Balance Sheets
(Dollars in Millions)
(Unaudited)

	June 30, 2023	December 31, 2022
Assets
Current Assets
Cash and cash equivalents	$819	$775
Receivables (net of allowances of $82 and $70, respectively)	1,656	1,504
Inventories	2,039	2,074
Other current assets	923	760
Total current assets	5,437	5,113
Property, plant and equipment:
Cost	9,988	9,583
Less: Accumulated depreciation	(5,557)	(5,276)
	4,431	4,307
Goodwill	3,373	3,352
Other intangible assets, net	1,901	1,920
Deferred income taxes	186	135
Other assets	899	904
Total assets	$16,227	$15,731
Liabilities and Shareholders’ Equity
Current Liabilities
Notes and loans payable	$19	$11
Current portion of long-term debt	16	14
Accounts payable	1,544	1,551
Accrued income taxes	453	317
Other accruals	2,600	2,111
Total current liabilities	4,632	4,004
Long-term debt	8,954	8,741
Deferred income taxes	363	383
Other liabilities	1,963	1,797
Total liabilities	15,912	14,925
Shareholders’ Equity
Common stock, $1 par value (2,000,000,000 shares authorized, 1,465,706,360 shares issued)	1,466	1,466
Additional paid-in capital	3,688	3,546
Retained earnings	24,258	24,573
Accumulated other comprehensive income (loss)	(3,935)	(4,055)
Unearned compensation	—	(1)
Treasury stock, at cost	(25,541)	(25,128)
Total Colgate-Palmolive Company shareholders’ equity	(64)	401
Noncontrolling interests	379	405
Total equity	315	806
Total liabilities and equity	$16,227	$15,731
See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Condensed Consolidated Statements of Cash Flows
(Dollars in Millions)
(Unaudited)

	Six Months Ended
	June 30,
	2023	2022
Operating Activities
Net income including noncontrolling interests	$948	$1,242
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operations:
Depreciation and amortization	273	276
ERISA litigation matter	267	—
Restructuring and termination benefits, net of cash	(8)	73
Stock-based compensation expense	37	45
Deferred income taxes	(156)	(16)
Cash effects of changes in:
Receivables	(112)	(191)
Inventories	54	(332)
Accounts payable and other accruals	153	(167)
Other non-current assets and liabilities	1	(16)
Net cash provided by (used in) operations	1,457	914
Investing Activities
Capital expenditures	(347)	(300)
Purchases of marketable securities and investments	(225)	(126)
Proceeds from sale of marketable securities and investments	146	35
Payment for acquisitions, net of cash acquired	—	(90)
Other investing activities	(12)	(1)
Net cash provided by (used in) investing activities	(438)	(482)
Financing Activities
Short-term borrowing (repayment) less than 90 days, net	(415)	988
Principal payments of debt	(903)	—
Proceeds from issuance of debt	1,497	14
Dividends paid	(847)	(814)
Purchases of treasury shares	(551)	(791)
Proceeds from exercise of stock options	259	236
Other financing activities	5	(18)
Net cash provided by (used in) financing activities	(955)	(385)
Effect of exchange rate changes on Cash and cash equivalents	(20)	(21)
Net increase (decrease) in Cash and cash equivalents	44	26
Cash and cash equivalents at beginning of the period	775	832
Cash and cash equivalents at end of the period	$819	$858
Supplemental Cash Flow Information
Income taxes paid	$450	$477
Interest paid	$129	$65
See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in Millions)
(Unaudited)

Three Months Ended June 30, 2023
	Colgate-Palmolive Company Shareholders’ Equity
	Common Stock	Additional Paid-in Capital	Unearned Compensation	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)(1)	Noncontrolling Interests
Balance, March 31, 2023	$1,466	$3,603	$—	$(25,245)	$24,153	$(3,983)	$431
Net income	—	—	—	—	502	—	32
Other comprehensive income (loss), net of tax	—	—	—	—	—	48	(25)
Dividends ($0.48 per share)	—	—	—	—	(397)	—	(59)
Stock-based compensation expense	—	23	—	—	—	—	—
Shares issued for stock options	—	62	—	77	—	—	—
Shares issued for restricted stock units	—	(1)	—	1	—	—	—
Treasury stock acquired	—	—	—	(371)	—	—	—
Other	—	1	—	(3)	—	—	—
Balance, June 30, 2023	$1,466	$3,688	$—	$(25,541)	$24,258	$(3,935)	$379

Three Months Ended June 30, 2022
	Colgate-Palmolive Company Shareholders’ Equity
	Common Stock	Additional Paid-in Capital	Unearned Compensation	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)(1)	Noncontrolling Interests
Balance, March 31, 2022	$1,466	$3,355	$—	$(24,401)	$24,149	$(4,248)	$407
Net income	—	—	—	—	603	—	36
Other comprehensive income (loss), net of tax	—	—	—	—	—	(58)	(14)
Dividends ($0.47 per share)	—	—	—	—	(410)	—	(42)
Stock-based compensation expense	—	16	—	—	—	—	—
Shares issued for stock options	—	31	—	44	—	—	—
Shares issued for restricted stock units	—	(1)	—	1	—	—	—
Treasury stock acquired	—	—	—	(381)	—	—	—
Other	—	1	—	1	—	—	3
Balance, June 30, 2022	$1,466	$3,402	$—	$(24,736)	$24,342	$(4,306)	$390
(1) Accumulated other comprehensive income (loss) includes cumulative translation losses of $3,381 at June 30, 2023 ($3,398 at June 30, 2022) and $3,431 at March 31, 2023 ($3,269 at March 31, 2022), respectively, and unrecognized retirement plan and other retiree benefits costs of $618 at June 30, 2023 ($1,015 at June 30, 2022) and $624 at March 31, 2023 ($1,030 at March 31, 2022), respectively.

See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in Millions)
(Unaudited)

Six Months Ended June 30, 2023
	Colgate-Palmolive Company Shareholders’ Equity
	Common Stock	Additional Paid-in Capital	Unearned Compensation	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)(1)	Noncontrolling Interests
Balance, December 31, 2022	$1,466	$3,546	$(1)	$(25,128)	$24,573	$(4,055)	$405
Net income	—	—	—	—	874	—	74
Other comprehensive income (loss), net of tax	—	—	—	—	—	120	(41)
Dividends ($1.43 per share)*	—	—	—	—	(1,189)	—	(59)
Stock-based compensation expense	—	37	—	—	—	—	—
Shares issued for stock options	—	116	—	127	—	—	—
Shares issued for restricted stock units	—	(14)	—	14	—	—	—
Treasury stock acquired	—	—	—	(551)	—	—	—
Other	—	3	1	(3)	—	—	—
Balance, June 30, 2023	$1,466	$3,688	$—	$(25,541)	$24,258	$(3,935)	$379

Six Months Ended June 30, 2022
	Colgate-Palmolive Company Shareholders’ Equity
	Common Stock	Additional Paid-in Capital	Unearned Compensation	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)(1)	Noncontrolling Interests
Balance, December 31, 2021	$1,466	$3,269	$(1)	$(24,089)	$24,350	$(4,386)	$362
Net income	—	—	—	—	1,162	—	80
Other comprehensive income (loss), net of tax	—	—	—	—	—	80	(16)
Dividends ($1.39 per share)*	—	—	—	—	(1,170)	—	(42)
Stock-based compensation expense	—	45	—	—	—	—	—
Shares issued for stock options	—	108	—	121	—	—	—
Shares issued for restricted stock units	—	(23)	—	23	—	—	—
Treasury stock acquired	—	—	—	(791)	—	—	—
Other	—	3	1	—	—	—	6
Balance, June 30, 2022	$1,466	$3,402	$—	$(24,736)	$24,342	$(4,306)	$390
(1) Accumulated other comprehensive income (loss) includes cumulative translation losses of $3,381 at June 30, 2023 ($3,398 at June 30, 2022) and $3,491 at December 31, 2022 ($3,349 at December 31, 2021), respectively, and unrecognized retirement plan and other retiree benefits costs of $618 at June 30, 2023 ($1,015 at June 30, 2022) and $631 at December 31, 2022 ($1,044 at December 31, 2021), respectively.
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

3.    Recent Accounting Pronouncements

In March 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2023-01, “Leases (Topic 842): Common Control Arrangements.” This ASU clarified the accounting for leasehold improvements for leases under common control. The guidance is effective for the Company beginning on January 1, 2024 and is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In September 2022, the FASB issued ASU No. 2022-04, “Liabilities-Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations.” This ASU requires a buyer that uses supplier finance programs to make annual disclosures about the programs’ key terms, the balance sheet presentation of related amounts, the confirmed amount outstanding at the end of the period and associated roll-forward information. The guidance was effective for the Company beginning on January 1, 2023, except for the roll-forward information, which is effective beginning on January 1, 2024. This guidance has not had and is not expected to have a material impact on the Company’s Consolidated Financial Statements. See Note 13, Supplier Finance Programs for additional information.

In March 2022, the FASB issued ASU No. 2022-02, “Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures.” This ASU eliminates the accounting guidance for troubled debt restructurings by creditors while enhancing disclosure requirements for certain loan refinancing and restructurings by creditors made to borrowers experiencing financial difficulty. The amendments also require disclosure of current-period gross write-offs by the year of origination for financing receivables. This guidance was effective for the Company beginning on January 1, 2023 and did not have a material impact on the Company’s Consolidated Financial Statements.

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

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” which provides optional expedients and exceptions for applying generally accepted accounting principles (“GAAP”) to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU No. 2021-01, “Reference Rate Reform (Topic 848): Scope,” which clarified that certain optional expedients and

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

exceptions in Topic 848 apply to derivatives that are affected by the discounting transition due to reference rate reform. In December 2022, the FASB issued ASU No. 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848,” which defers the sunset date of Topic 848 from December 31, 2022 to December 31, 2024, after which entities will no longer be permitted to apply the relief under Topic 848. The Company has completed its evaluation of significant contracts under this ASU. Certain of the reviewed contracts have been modified to apply a new reference rate, primarily the Secured Overnight Financing Rate (SOFR). The guidance has not had a material impact on the Company’s Consolidated Financial Statements.

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

For the three months ended June 30, 2023, charges resulting from the 2022 Global Productivity Initiative were $21 pretax ($16 aftertax). For the three months ended June 30, 2022, charges resulting from the 2022 Global Productivity Initiative were $8 pretax ($5 aftertax).

For the six months ended June 30, 2023 and June 30, 2022, charges resulting from the 2022 Global Productivity Initiative are reflected in the income statement as follows:

	Six Months Ended June 30,
	2023	2022
Selling, general and administrative expenses	$2	$3
Other (income) expense, net	21	73
Non-service related postretirement costs	4	14
Total 2022 Global Productivity Initiative charges, pretax	$27	$90

Total 2022 Global Productivity Initiative charges, aftertax	$21	$70

Restructuring and related implementation charges in the preceding table were recorded in the Corporate segment as these initiatives are predominantly centrally directed and controlled and are not included in internal measures of segment operating performance.

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

Total charges incurred for the 2022 Global Productivity Initiative relate to initiatives undertaken by the following reportable operating segments:

	Six Months Ended June 30,		Program-to-date Accumulated Charges
	2023	2022
North America	14%	10%	11%
Latin America	2%	17%	15%
Europe	26%	16%	20%
Asia Pacific	22%	10%	11%
Africa/Eurasia	2%	11%	9%
Hill's Pet Nutrition	15%	10%	12%
Corporate	19%	26%	22%
Total	100%	100%	100%

Since the inception of the 2022 Global Productivity Initiative, the Company has incurred cumulative pretax charges of $137 ($108 aftertax) in connection with the implementation of various projects as follows:

Cumulative Charges
as of June 30, 2023
Employee-Related Costs	$124
Incremental Depreciation	—
Asset Impairments	1
Other	12
Total	$137

The following tables summarize the activity for the restructuring and related implementation charges discussed above and the related accruals:

	Six Months Ended June 30, 2023
	Employee-Related Costs	Incremental Depreciation	Asset Impairments	Other	Total
Balance at December 31, 2022	$30	$—	$1	$3	$34
Charges	22	—	—	5	27
Cash Payments	(28)	—	—	(7)	(35)
Charges against assets	(4)	—	(1)	—	(5)
Foreign exchange	6	—	—	—	6
Balance at June 30, 2023	$26	$—	$—	$1	$27

Employee-Related Costs primarily include severance and other termination benefits and are calculated based on long-standing benefit practices, written severance policies, local statutory requirements and, in certain cases, voluntary termination arrangements. Employee-Related Costs also include pension enhancements of $4 for the six months ended June 30, 2023, which are reflected as Charges against assets within Employee-Related Costs in the preceding tables as the corresponding balance sheet amounts are reflected as a reduction of pension assets or an increase in pension liabilities.

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

6.    Inventories

Inventories by major class were as follows:

	June 30, 2023	December 31, 2022
Raw materials and supplies	$632	$666
Work-in-process	47	48
Finished goods	1,481	1,508
Total Inventories, net	$2,160	$2,222
Non-current inventory, net	$(121)	$(148)
Current Inventories, net	$2,039	$2,074

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

7.    Earnings Per Share

For the three months ended June 30, 2023 and 2022, earnings per share were as follows:

	Three Months Ended
	June 30, 2023			June 30, 2022
	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share
Basic EPS	$502	829.4	$0.61	$603	836.8	$0.72
Stock options and restricted stock units		1.9			2.6
Diluted EPS	$502	831.3	$0.60	$603	839.4	$0.72
For the three months ended June 30, 2023 and 2022, the average number of stock options and restricted stock units that were anti-dilutive and not included in diluted earnings per share calculations were 6,268,944 and 3,835,115, respectively.
For the six months ended June 30, 2023 and 2022, earnings per share were as follows:

	Six Months Ended
	June 30, 2023			June 30, 2022
	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share
Basic EPS	$874	830.4	$1.05	$1,162	838.7	$1.39
Stock options and restricted stock units		1.7			2.8
Diluted EPS	$874	832.1	$1.05	$1,162	841.5	$1.38
For the six months ended June 30, 2023 and 2022, the average number of stock options and restricted stock units that were anti-dilutive and not included in diluted earnings per share calculations were 13,482,312 and 4,136,899, respectively.
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

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

8.    Other Comprehensive Income (Loss)

Additions to and reclassifications out of Accumulated other comprehensive income (loss) attributable to the Company for the three months ended June 30, 2023 and 2022 were as follows:

	2023		2022
	Pretax	Net of Tax	Pretax	Net of Tax
Cumulative translation adjustments	$57	$52	$(70)	$(132)
Retirement plans and other retiree benefits:
Net actuarial gain (loss) and prior service costs arising during the period	(1)	(1)	—	—
Amortization of net actuarial loss, transition and prior service costs (1)	8	7	19	13
Retirement plans and other retiree benefit adjustments	7	6	19	13
Cash flow hedges:
Unrealized gains (losses) on cash flow hedges	(17)	(13)	83	66
Reclassification of (gains) losses into net earnings on cash flow hedges (2)	3	3	(6)	(5)
Gains (losses) on cash flow hedges	(14)	(10)	77	61
Total Other comprehensive income (loss)	$50	$48	$26	$(58)
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

Additions to and reclassifications out of Accumulated other comprehensive income (loss) attributable to the Company for the six months ended June 30, 2023 and 2022 were as follows:

	2023		2022
	Pretax	Net of Tax	Pretax	Net of Tax
Cumulative translation adjustments	$106	$111	$26	$(50)
Retirement plans and other retiree benefits:
Net actuarial gain (loss) and prior service costs arising during the period	—	—	—	—
Amortization of net actuarial loss, transition and prior service costs (1)	16	13	37	28
Retirement plans and other retiree benefit adjustments	16	13	37	28
Cash flow hedges:
Unrealized gains (losses) on cash flow hedges	—	—	141	111
Reclassification of (gains) losses into net earnings on cash flow hedges (2)	(6)	(4)	(11)	(9)
Gains (losses) on cash flow hedges	(6)	(4)	130	102
Total Other comprehensive income (loss)	$116	$120	$193	$80
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

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

9.    Retirement Plans and Other Retiree Benefits

Components of Net periodic benefit cost for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,
	Pension Benefits				Other Retiree Benefits
	United States		International
	2023	2022	2023	2022	2023	2022
Service cost	$—	$1	$3	$3	$2	$6
Interest cost	25	16	8	—	11	9
Expected return on plan assets	(21)	(27)	(5)	1	—	(1)
Amortization of actuarial loss (gain)	11	12	1	1	(4)	6
Net periodic benefit cost	$15	$2	$7	$5	$9	$20
Other postretirement charges	3	4	—	(2)	—	(7)
Total pension cost	$18	$6	$7	$3	$9	$13

	Six Months Ended June 30,
	Pension Benefits				Other Retiree Benefits
	United States		International
	2023	2022	2023	2022	2023	2022
Service cost	$—	$1	$6	$8	$4	$11
Interest cost	48	32	16	6	22	19
Expected return on plan assets	(41)	(52)	(9)	(5)	—	(1)
Amortization of actuarial loss (gain)	22	23	2	3	(8)	11
Net periodic benefit cost	$29	$4	$15	$12	$18	$40
Other postretirement charges	4	13	—	—	—	1
ERISA litigation matter	267	—	—	—	—	—
Total pension cost	$300	$17	$15	$12	$18	$41
Other postretirement charges for the three months ended June 30, 2023 included pension and other charges amounting to $3 and for the three months ended June 30, 2022 included an adjustment of $5, in each case incurred pursuant to the 2022 Global Productivity Initiative. Other postretirement charges for the six months ended June 30, 2023 and 2022 included pension and other charges of $4 and $14, respectively incurred pursuant to the 2022 Global Productivity Initiative.
For the three and six months ended June 30, 2023 and 2022, the Company made no voluntary contributions to its U.S. postretirement plans.

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

In the third quarter of 2022, the Company amended its domestic postretirement plan to limit eligibility for certain existing employees and change the way medical coverage and subsidies are delivered for certain current and future retirees. As required, the Company remeasured the obligation for the domestic postretirement plan, which resulted in the reduction of the projected benefit obligation and a corresponding actuarial gain of $398. The reduction of the projected benefit obligation and actuarial gain were primarily due to an increase in the discount rate since December 31, 2021 and the impact

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

of the plan amendment. The actuarial gain was recorded in Accumulated other comprehensive income and is being amortized over future periods.

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

The Company also determines estimates of reasonably possible losses or ranges of reasonably possible losses in excess of related accrued liabilities, if any, when it has determined that a loss is reasonably possible and it is able to determine such estimates. For those matters disclosed below for which the amount of any potential losses can be reasonably estimated, the Company currently estimates that the aggregate range of reasonably possible losses in excess of any accrued liabilities is $0 to approximately $275 (based on current exchange rates). The estimates included in this amount are based on the Company’s analysis of currently available information and, as new information is obtained, these estimates may change. Due to the inherent subjectivity of the assessments and the unpredictability of outcomes of legal proceedings, any amounts accrued or included in this aggregate range may not represent the ultimate loss to the Company. Thus, the Company’s exposure and ultimate losses may be higher or lower, and possibly significantly so, than the amounts accrued or the range disclosed above.

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

The Brazilian internal revenue authority has disallowed interest deductions and foreign exchange losses taken by the Company’s Brazilian subsidiary for certain years in connection with the financing of the Kolynos acquisition. The tax assessments with interest, penalties and any court-mandated fees, at the current exchange rate, are approximately $132. This amount includes additional assessments received from the Brazilian internal revenue authority in April 2016 relating to net operating loss carryforwards used by the Company’s Brazilian subsidiary to offset taxable income that had also been deducted from the authority’s original assessments. The Company has been disputing the disallowances by appealing the assessments since October 2001.

In each of September 2015, February 2017, September 2018, April 2019 and August 2020, the Company lost an administrative appeal and subsequently challenged these assessments in the Brazilian federal courts. Currently, there are three lawsuits pending in the Lower Federal Court and two cases have progressed to the Federal Court of Appeals. Although there can be no assurances, management believes, based on the opinion of its Brazilian legal counsel, that the disallowances are without merit and that the Company should ultimately prevail. The Company is challenging these disallowances vigorously.

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

In December 2005, the Brazilian internal revenue authority issued to the Company’s Brazilian subsidiary a tax assessment with interest, penalties and any court-mandated fees of approximately $58, at the current exchange rate, based on a claim that certain purchases of U.S. Treasury bills by the subsidiary and their subsequent disposition during the period 2000 to 2001 were subject to a tax on foreign exchange transactions. The Company had been disputing the assessment within the internal revenue authority’s administrative appeals process. However, in November 2015, the Superior Chamber of Administrative Tax Appeals denied the Company’s final administrative appeal, and the Company has filed a lawsuit in the Brazilian federal court. In the event the Company is unsuccessful in this lawsuit, further appeals are available within the Brazilian federal courts. Although there can be no assurances, management believes, based on the opinion of its Brazilian legal counsel, that the tax assessment is without merit and that the Company should ultimately prevail. The Company is challenging this assessment vigorously.

Competition Matter

Certain of the Company’s subsidiaries were historically subject to actions and, in some cases, fines, by governmental authorities in a number of countries related to alleged competition law violations. Substantially all of these matters also involved other consumer goods companies and/or retail customers. The Company’s policy is to comply with antitrust and competition laws and, if a violation of any such laws is found, to take appropriate remedial action and to cooperate fully with any related governmental inquiry. The status as of June 30, 2023 of such competition law matters pending against the Company during the six months ended June 30, 2023 is set forth below.

▪In July 2014, the Greek competition law authority issued a statement of objections alleging a restriction of parallel imports into Greece. The Company responded to this statement of objections. In July 2017, the Company received the decision from the Greek competition law authority in which the Company was fined $11. The Company appealed the decision to the Greek courts. In April 2019, the Greek courts affirmed the judgment against the Company’s Greek subsidiary, but reduced the fine to $10.5 and dismissed the case against Colgate-Palmolive Company. The Company’s Greek subsidiary and the Greek competition authority appealed the decision to the Greek Supreme Court.

Talcum Powder Matters

The Company has been named as a defendant in civil actions alleging that certain talcum powder products that were sold prior to 1996 were contaminated with asbestos and/or caused mesothelioma and other cancers. Many of these actions involve a number of co-defendants from a variety of different industries, including suppliers of asbestos and manufacturers of products that, unlike the Company’s products, were designed to contain asbestos. In the three months ended December 31, 2022, the Company lost an appeal in one case that, in the second quarter of 2019, had resulted in an adverse jury verdict after a trial, and accrued an immaterial amount for this loss. During the three months ended March 31, 2023, the Company filed a petition with the California Supreme Court seeking to further appeal the decision, which the Court denied in the three months ended June 30, 2023. In the three months ended June 30, 2023, the Company decided not to pursue a further appeal of this matter, and it is now closed.

As of June 30, 2023, there were 251 individual cases pending against the Company in state and federal courts throughout the United States, as compared to 248 cases as of March 31, 2023 and 227 cases as of December 31, 2022. During the three months ended June 30, 2023, 57 new cases were filed and 54 cases were resolved by voluntary dismissal or settlement. During the six months ended June 30, 2023, 103 new cases were filed and 79 cases were resolved by voluntary dismissal, settlement or dismissal by the court. The value of the settlements in the periods presented was not material, either individually or in the aggregate, to such periods’ results of operations.

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

In light of the Second Circuit decision, the Company recorded a charge to earnings of $267 in the quarter ended March 31, 2023, which is comprised of the recalculation of benefits and interest. Possible additional charges associated with this matter are expected to be immaterial and, where estimable, are reflected in the range of reasonably possible losses disclosed above. The impact of the decision will result in an increase in the obligations of the Retirement Plan, which based on the current funded status of the Retirement Plan will require no immediate cash contribution by the Company. In June 2023, the Company filed a petition for certiorari to the United States Supreme Court requesting permission for an appeal to that court, and the plaintiffs filed a motion to enter a revised final judgment in the District Court to address certain unresolved calculation issues, which the Company opposed.

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

Net sales by segment were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net sales
Oral, Personal and Home Care
North America	$978	$965	$1,936	$1,891
Latin America	1,178	1,019	2,253	1,973
Europe	678	639	1,328	1,293
Asia Pacific	664	696	1,402	1,422
Africa/Eurasia	268	256	556	523
Total Oral, Personal and Home Care	3,766	3,575	7,475	7,102
Pet Nutrition	1,056	909	2,117	1,781
Total Net sales	$4,822	$4,484	$9,592	$8,883
Approximately two-thirds of the Company’s Net sales are generated from markets outside the U.S., with approximately 45% of the Company’s Net sales coming from emerging markets (which consist of Latin America, Asia (excluding Japan), Africa/Eurasia and Central Europe).

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

The Company’s Net sales of Oral, Personal and Home Care and Pet Nutrition products accounted for the following percentages of the Company’s Net sales:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net sales
Oral Care	42%	44%	42%	44%
Personal Care	19%	19%	19%	19%
Home Care	17%	17%	17%	17%
Pet Nutrition	22%	20%	22%	20%
Total Net sales	100%	100%	100%	100%
Operating profit by segment was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Operating profit
Oral, Personal and Home Care
North America	$227	$196	$420	$359
Latin America	363	264	678	529
Europe	134	133	250	283
Asia Pacific	169	164	371	370
Africa/Eurasia	62	50	130	94
Total Oral, Personal and Home Care	955	807	1,849	1,635
Pet Nutrition	191	212	374	416
Corporate	(172)	(135)	(340)	(307)
Total Operating profit	$974	$884	$1,883	$1,744

Corporate Operating profit (loss) for the three months ended June 30, 2023 included charges resulting from the 2022 Global Productivity Initiative of $18.

Corporate Operating profit (loss) for the six months ended June 30, 2023 included product recall costs of $25 and charges resulting from the 2022 Global Productivity Initiative of $23.

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

The following table summarizes the fair value of the Company’s derivative instruments and other financial instruments which are carried at fair value in the Company’s Condensed Consolidated Balance Sheets at June 30, 2023 and December 31, 2022:

	Assets			Liabilities
	Account	Fair Value		Account	Fair Value
Designated derivative instruments		June 30, 2023	December 31, 2022		June 30, 2023	December 31, 2022
Foreign currency contracts	Other current assets	$39	$19	Other accruals	$34	$15
Commodity contracts	Other current assets	—	4	Other accruals	2	—
Total designated		$39	$23		$36	$15

Other financial instruments
Marketable securities	Other current assets	$267	$175
Total other financial instruments		$267	$175

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

The carrying amount of cash, cash equivalents, marketable securities, accounts receivable and short-term debt approximated fair value as of June 30, 2023 and December 31, 2022. The estimated fair value of the Company’s long-term debt, including the current portion, as of June 30, 2023 and December 31, 2022, was $8,459 and $8,184, respectively, and the related carrying value was $8,970 and $8,755, respectively. In August 2022, the Company issued $500 of three-year Senior Notes at a fixed coupon rate of 3.100%, $500 of five-year Senior Notes at a fixed coupon rate of 3.100% and $500 of ten-year Senior Notes at a fixed coupon rate of 3.250%. In March 2023, the Company issued $500 of three-year Senior Notes at a fixed coupon rate of 4.800%, $500 of five-year Senior Notes at a fixed coupon rate of 4.600% and $500 of ten-year Senior Notes at a fixed coupon rate of 4.600%. The estimated fair value of long-term debt was derived principally from quoted prices on the Company’s outstanding fixed-term notes (Level 2 valuation).

The following tables present the notional values as of:

	June 30, 2023
	Foreign Currency Contracts	Foreign Currency Debt	Commodity Contracts	Total
Fair Value Hedges	$1,206	$—	$—	$1,206
Cash Flow Hedges	865	—	35	900
Net Investment Hedges	348	4,495	—	4,843

	December 31, 2022
	Foreign Currency Contracts	Foreign Currency Debt	Commodity Contracts	Total
Fair Value Hedges	$609	$—	$—	$609
Cash Flow Hedges	840	—	26	866
Net Investment Hedges	138	4,797	—	4,935

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

The following tables present the location and amount of gains (losses) recognized on the Company’s Condensed Consolidated Statements of Income:

	Three Months Ended June 30,
	2023			2022
	Cost of sales	Selling, general and administrative expenses	Interest (income) expense, net	Cost of sales	Selling, general and administrative expenses	Interest (income) expense, net
Interest rate swaps designated as fair value hedges:
Derivative instrument	$—	$—	$—	$—	$—	$2
Hedged items	—	—	—	—	—	(2)
Foreign currency contracts designated as fair value hedges:
Derivative instrument	—	18	—	—	12	—
Hedged items	—	(18)	—	—	(12)	—
Foreign currency contracts designated as cash flow hedges:
Amount reclassified from OCI	(1)	—	—	3	—	—
Commodity contracts designated as cash flow hedges:
Amount reclassified from OCI	(3)	—	—	3	—	—
Forward-starting interest rate swaps designated as cash flow hedges:
Amount reclassified from OCI	—	—	1	—	—	—
Total gain (loss) on hedges recognized in income	$(4)	$—	$1	$6	$—	$—

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

	Six Months Ended June 30,
	2023			2022
	Cost of sales	Selling, general and administrative expenses	Interest (income) expense, net	Cost of sales	Selling, general and administrative expenses	Interest (income) expense, net
Interest rate swaps designated as fair value hedges:
Derivative instrument	$—	$—	$—	$—	$—	$6
Hedged items	—	—	—	—	—	(6)
Foreign currency contracts designated as fair value hedges:
Derivative instrument	—	23	—	—	14	—
Hedged items	—	(23)	—	—	(14)	—
Foreign currency contracts designated as cash flow hedges:
Amount reclassified from OCI	3	—	—	5	—	—
Commodity contracts designated as cash flow hedges:
Amount reclassified from OCI	—	—	—	6	—	—
Forward-starting interest rate swaps designated as cash flow hedges:
Amount reclassified from OCI	$—	$—	$3	$—	$—	$—
Total gain (loss) on hedges recognized in income	$3	$—	$3	$11	$—	$—

The following table presents the location and amount of unrealized gains (losses) included in OCI:

	Three Months Ended
	June 30,
	2023	2022
Foreign currency contracts designated as cash flow hedges:
Gain (loss) recognized in OCI	$(8)	$19
Forward-starting interest rate swaps designated as cash flow hedges:
Gain (loss) recognized in OCI	(4)	67
Commodity contracts designated as cash flow hedges:
Gain (loss) recognized in OCI	(5)	(3)
Foreign currency contracts designated as net investment hedges:
Gain (loss) on instruments	26	9
Gain (loss) on hedged items	(26)	(9)
Foreign currency debt designated as net investment hedges:
Gain (loss) on instruments	113	296
Gain (loss) on hedged items	(113)	(296)
Total unrealized gain (loss) on hedges recognized in OCI	$(17)	$83

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

	Six Months Ended
	June 30,
	2023	2022
Foreign currency contracts designated as cash flow hedges:
Gain (loss) recognized in OCI	$(9)	$13
Forward-starting interest rate swaps designated as cash flow hedges:
Gain (loss) recognized in OCI	15	124
Commodity contracts designated as cash flow hedges:
Gain (loss) recognized in OCI	(6)	4
Foreign currency contracts designated as net investment hedges:
Gain (loss) on instruments	18	3
Gain (loss) on hedged items	(18)	(3)
Foreign currency debt designated as net investment hedges:
Gain (loss) on instruments	40	360
Gain (loss) on hedged items	(40)	(360)
Total unrealized gain (loss) on hedges recognized in OCI	$—	$141

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

13. Supplier Finance Programs

The Company has agreements to provide supplier finance programs which facilitate participating suppliers’ ability to finance payment obligations of the Company with designated third-party financial institutions. Participating suppliers may, at their sole discretion, elect to finance one or more payment obligations of the Company prior to their scheduled due dates at a discounted price to participating financial institutions. The Company’s obligations to its suppliers, including amounts due and scheduled payment dates, are not impacted by suppliers’ decisions to finance amounts under these arrangements. The outstanding payment obligations under the Company’s supplier finance programs are included in Accounts Payable in the Condensed Consolidated Balance Sheets and were not material as of June 30, 2023 or December 31, 2022.

14. Income Taxes

The effective income tax rate was 39.8% for the second quarter of 2023 as compared to 24.0% for the second quarter of 2022. The primary driver of the increase in the effective income tax rate is described below. The quarterly provision for income taxes is determined based on the Company’s estimated full year effective income tax rate adjusted by the amount of tax attributable to infrequent or unusual items that are separately recognized on a discrete basis in the income tax provision in the quarter in which they occur. The Company’s current estimate of its full year effective income tax rate before discrete period items is 24.8%, as compared to 24.0% in the comparable period of 2022.

In the three months ended June 30, 2023, the Company reassessed with its legal and tax advisers certain tax deductions taken in prior years by one of its subsidiaries and concluded that it is more likely than not that the deductions would not be sustained by the courts in that jurisdiction. The value of the tax deductions was not material to the Company in any year in which they were taken. The cumulative effect of the change in tax position of $148 is reflected as a discrete item in the current period’s income tax expense, partially offset by the reversal of certain prior years’ withholding tax reserves of $22 that are no longer required. The tax liability is recorded within Accrued income taxes in the Condensed Consolidated Balance Sheet. The current year impact of these changes is included in the Company’s estimated full year effective income tax rate.

The Company has ongoing federal, state and international income tax audits in various jurisdictions and evaluates uncertain tax positions that may be challenged by local tax authorities and not fully sustained. All U.S. federal income tax returns through December 31, 2013 have been audited by the Internal Revenue Service (the “IRS”) and there are limited matters which the Company plans to appeal for years 2010 through 2013. One such matter relates to the IRS assessment of taxes on the Company by imputing income on certain activities within one of our international operations, which is also under audit for the years 2014 through 2018. There was a U.S. Tax Court ruling in February 2023 in favor of the IRS against an unrelated third party on a similar matter. Despite the recent U.S. Tax Court ruling, the Company continues to believe that the tax assessment against the Company is without merit. While there can be no assurances, the Company believes this matter will ultimately be decided in favor of the Company. The amount of tax plus interest for the years 2010 through 2018 is estimated to be approximately $145, which is not included in the Company’s uncertain tax positions.

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

On an ongoing basis, management focuses on a variety of key indicators to monitor business health and performance. These indicators include net sales (including volume, pricing and foreign exchange components), organic sales growth (net sales growth excluding the impact of foreign exchange, acquisitions and divestments), a non-GAAP financial measure, and gross profit margin, selling, general and administrative expenses, operating profit, net income and earnings per share, in each case, on a GAAP and non-GAAP basis, as well as measures used to optimize the management of working capital, capital expenditures, cash flow and return on capital. In addition, we review market share and other data to assess how our brands are performing within their categories on a global and regional basis. The monitoring of these indicators and our Code of Conduct and corporate governance practices help to maintain business health and strong internal controls. For additional information regarding non-GAAP financial measures and the Company’s use of market share data and the limitations of such data, see “Non-GAAP Financial Measures” and “Market Share Information” below.

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

The War in Ukraine

The war in Ukraine, and the related geopolitical tensions, have had and continue to have a significant impact on our operations in Ukraine and Russia, though it has not been material to our Consolidated Financial Statements. The safety of our employees and partners in Ukraine has been and remains our first priority. While our ability to do business in Ukraine has been significantly impacted, we remain committed to rebuilding our business there and to providing access to our products to people in the region. In Russia, we are importing and selling a reduced portfolio of health and hygiene products for everyday use. We have no manufacturing facilities in Russia and have ceased all capital investments and media activities. While our Eurasia business has been impacted by the war in Ukraine, the war has not had a material impact on our consolidated results of operations, cash flow or financial condition. For the six months ended June 30, 2023, our Eurasia business constituted approximately 2% of our consolidated net sales and approximately 4% of our consolidated operating profit (the majority of which was Russia). We also continue to monitor the impact of sanctions and export controls imposed in response to the war in Ukraine. The situation is evolving and uncertainties remain regarding the full impact of the war and the related impact on the global economy and geopolitical relations generally, and on our business in particular. We have seen and expect to continue to see the war’s impact on the global economy and our business including, among other things, the cost of raw and packaging materials and commodities (including the price of oil and natural gas), supply chain and logistics challenges and foreign currency volatility. For more information about factors that could impact our business, including due to the war in Ukraine, refer to Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Business Strategy

To achieve our business and financial objectives, we are focused on driving organic sales growth and long-term profitable growth through science-led, core and premium innovation; pursuing higher-growth adjacent categories and segments; expanding in faster-growing channels and markets, and delivering margin expansion through operating leverage and efficiency. We continue to prioritize our investments in high growth segments within our Oral Care, Personal Care and Pet Nutrition businesses. We are also seeking to maximize the impact of our environmental, social and governance programs and to lead in the development of human capital, including our sustainability and social impact and DE&I strategies, which we are working to integrate across our organization. We are strengthening and leveraging our capabilities in areas such as innovation, digital, artificial intelligence, eCommerce and data and analytics, enabling us to be more responsive in today’s rapidly changing world. In particular, we believe our digital transformation is of paramount importance to our success going forward. We continue to invest behind our brands, including through advertising, and to develop initiatives to build strong relationships with consumers, dental, veterinary and skin health professionals and traditional and eCommerce retailers. We also continue to broaden our eCommerce offerings, including direct-to-consumer and subscription services. We continue to believe that growth opportunities are greater in those areas of the world in which economic development and rising consumer incomes expand the size and number of markets for our products.

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

Significant Items Impacting Comparability

During the quarter ended June 30, 2023, we reassessed with our legal and tax advisers certain tax deductions taken in prior years by one of our subsidiaries and concluded that it is more likely than not that the deductions would not be sustained by the courts in that jurisdiction. The value of the tax deductions was not material to us in any year in which they were taken. The cumulative effect of the change in tax position of $148 is reflected as a discrete item in the current period’s income tax expense, partially offset by the reversal of certain prior years’ withholding tax reserves of $22 that are no longer required (hereinafter referred to as the “foreign tax matter”). The tax liability is recorded within Accrued income taxes in the Condensed Consolidated Balance Sheet. The current year impact of these changes is included in our estimated full year effective income tax rate. See Note 14, Income Taxes, to the Condensed Consolidated Financial Statements for additional information.

During the quarter ended March 31, 2023, we recorded a charge of $267 as a result of a decision of the United States Court of Appeals for the Second Circuit affirming a grant of summary judgment to the plaintiffs in a lawsuit under the Employee Retirement Income Security Act seeking the recalculation of benefits and other relief associated with a 2005 residual annuity amendment to the Colgate-Palmolive Company Employees’ Retirement Income Plan (the “Retirement Plan”). The decision will result in an increase in the obligations of the Retirement Plan, which based on the current funded status of the Retirement Plan will require no immediate cash contribution by the Company. In June 2023, we filed a petition for certiorari to the United States Supreme Court requesting permission for an appeal to that court, and the plaintiffs filed a motion to enter a revised final judgment in the District Court to address certain unresolved calculation issues, which we opposed. See Note 10, Contingencies to the Condensed Consolidated Financial Statements for additional information.

During the quarter ended March 31, 2023, we announced a voluntary recall of select Fabuloso multi-purpose cleaner products sold in the United States and Canada. The costs associated with the voluntary recall had a $25 impact on the our Operating profit for the six months ended June 30, 2023 and are not expected to have a material impact in future periods.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

On January 27, 2022, our Board of Directors (the “Board”) approved a targeted productivity program (the “2022 Global Productivity Initiative”). The program is intended to reallocate resources towards our strategic priorities and faster growth businesses, drive efficiencies in our operations and streamline our supply chain to reduce structural costs. Implementation of the 2022 Global Productivity Initiative, which is expected to be substantially completed by mid-year 2024, is estimated to result in cumulative pretax charges, once all phases are approved and implemented, in the range of $200 to $240 ($170 to $200 aftertax). Annualized pretax savings are projected to be in the range of $90 to $110 ($70 to $85 aftertax), once all projects are approved and implemented. For more information regarding the 2022 Global Productivity Initiative, see “Restructuring and Related Implementation Charges” below.

In the three months ended June 30, 2023 and 2022, we incurred pretax costs of $21 (aftertax costs of $16) and $8 (aftertax costs of $5), respectively, resulting from the 2022 Global Productivity Initiative.

In the six months ended June 30, 2023 and 2022, we incurred pretax costs of $27 (aftertax costs of $21) and $90 (aftertax costs of $70), respectively, resulting from the 2022 Global Productivity Initiative.

Outlook

Looking forward, we expect global macroeconomic, political and market conditions to remain challenging, including as a result of inflation and rising interest rates. During the six months ended June 30, 2023, we experienced significantly higher raw and packaging material costs. We have taken and are taking additional pricing to try to offset these increases in raw and packaging material costs. This has negatively impacted and may continue to negatively impact consumer demand for our products. Additionally, inflation is impacting the broader economy with consumers around the world facing widespread rising prices as well as rising interest rates resulting from measures to address inflation. Such inflation and rising interest rates may negatively impact consumer consumption or discretionary spending and/or change their purchasing patterns by foregoing purchasing certain of our products or by switching to “private label” or to our lower-priced product offerings. Although we continue to devote significant resources to support our brands and market our products at multiple price points, these changes could reduce demand for and sales volumes of our products or result in a shift in our product mix from higher margin to lower margin product offerings. In light of this challenging environment, we expect increased volatility across all of our categories and it is therefore difficult to predict category growth rates in the near term.

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

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Results of Operations

Three Months

Worldwide Net sales were $4,822 in the second quarter of 2023, up 7.5% from the second quarter of 2022, due to net selling price increases of 11.0%, partially offset by volume declines of 1.5% and negative foreign exchange of 2.0%. Acquisitions contributed 1.5% to volume. Organic sales (Net sales excluding the impact of foreign exchange, acquisitions and divestments), a non-GAAP financial measure, increased 8.0% in the second quarter of 2023. A reconciliation of net sales growth to organic sales growth is provided under “Non-GAAP Financial Measures” below.

Net sales in the Oral, Personal and Home Care product segment were $3,766 in the second quarter of 2023, up 5.5% from the second quarter of 2022, due to net selling price increases of 10.5%, partially offset by volume declines of 3.0% and negative foreign exchange of 2.0%. Organic sales in the Oral, Personal and Home Care product segment increased 7.5% in the second quarter of 2023.

The Company’s share of the global toothpaste market was 40.5% on a year-to-date basis, up 0.8 share points from the year ago period, and its share of the global manual toothbrush market was 30.4% on a year-to-date basis, down 0.9 share points from the year ago period. Year-to-date market shares in toothpaste were up in Europe, Asia Pacific and Africa/Eurasia and flat in North America and Latin America versus the comparable 2022 period. In the manual toothbrush category, year-to-date market shares were up in Europe, flat in Latin America, and down in North America, Asia/Pacific and Africa Eurasia versus the comparable 2022 period. For additional information regarding market shares, see “Market Share Information” below.

Net sales in the Hill’s Pet Nutrition segment were $1,056 in the second quarter of 2023, up 16.0% from the second quarter of 2022, due to volume growth of 4.0% and net selling price increases of 13.5%, partially offset by negative foreign exchange of 1.5%. Acquisitions contributed 7.0% to volume. Organic sales in the Hill’s Pet Nutrition segment increased 10.5% in the second quarter of 2023.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Gross Profit/Margin

Worldwide Gross profit increased to $2,787 in the second quarter of 2023 compared to $2,554 in the second quarter of 2022, reflecting an increase of $193 resulting from higher Net sales and an increase of $40 resulting from higher Gross profit margin.

Worldwide Gross profit margin increased to 57.8% in the second quarter of 2023 from 57.0% in the second quarter of 2022. This increase in Gross profit margin was due to higher pricing (450 bps) and cost savings from the Company’s funding-the-growth initiatives (240 bps), partially offset by significantly higher raw and packaging material costs (540 bps) and unfavorable mix due to private label sales resulting from the previously disclosed acquisitions of pet food businesses (70 bps).

	Three Months Ended June 30,
	2023	2022
Gross profit	$2,787	$2,554

	Three Months Ended June 30,
	2023	2022	Basis Point Change
Gross profit margin	57.8%	57.0%	80

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 7% to $1,768 in the second quarter of 2023 compared to $1,657 in the second quarter of 2022. Selling, general and administrative expenses in both periods included charges resulting from the 2022 Global Productivity Initiative. Excluding these charges in both periods, Selling, general and administrative expenses increased to $1,766 in the second quarter of 2023 from $1,654 in the second quarter of 2022, reflecting increased advertising investment of $100 and higher overhead expenses of $12.

Selling, general and administrative expenses as a percentage of Net sales decreased to 36.7% in the second quarter of 2023 from 37.0% in the second quarter of 2022. Excluding charges resulting from the 2022 Global Productivity Initiative, Selling, general and administrative expenses as a percentage of Net sales decreased by 30 bps to 36.6% in the second quarter of 2023 as compared to 36.9% in the second quarter of 2022. This decrease was due to lower overhead expenses (160 bps), driven by lower logistics costs (150 bps), partially offset by increased advertising investment (130 bps). In the second quarter of 2023, advertising investment increased as a percentage of Net sales to 12.5% from 11.2% in the second quarter of 2022, or 20% in absolute terms to $601 as compared with $501 in the second quarter of 2022.

	Three Months Ended June 30,
	2023	2022
Selling, general and administrative expense, GAAP	$1,768	$1,657
2022 Global Productivity Initiative	(2)	(3)
Selling, general and administrative expenses, non-GAAP	$1,766	$1,654

	Three Months Ended June 30,
	2023	2022	Basis Point Change
Selling, general and administrative expense as a percentage of Net sales, GAAP	36.7%	37.0%	(30)
2022 Global Productivity Initiative	(0.1)	(0.1)
Selling, general and administrative expenses as a percentage of Net sales, non-GAAP	36.6%	36.9%	(30)
Other (Income) Expense, Net
Other (income) expense, net was $45 and $13 in the second quarter of 2023 and 2022, respectively. Other (income) expense, net in both periods included charges resulting from the 2022 Global Productivity Initiative. Excluding these charges in both periods, Other (income) expense, net was $29 and $3 in the second quarter of 2023 and 2022, respectively.

	Three Months Ended June 30,
	2023	2022
Other (income) expense, net, GAAP	$45	$13
2022 Global Productivity Initiative	(16)	(10)
Other (income) expense, net, non-GAAP	$29	$3

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Operating Profit

Operating profit increased 10% to $974 in the second quarter of 2023 from $884 in the second quarter of 2022. Operating profit in both periods included charges resulting from the 2022 Global Productivity Initiative. Excluding these charges in both periods, Operating profit increased 11% to $992 in the second quarter of 2023 from $897 in the second quarter of 2022.

Operating profit margin was 20.2% in the second quarter of 2023, an increase of 50 bps compared to 19.7% in the second quarter of 2022. Excluding charges resulting from the 2022 Global Productivity Initiative in both periods, Operating profit margin was 20.6% in the second quarter of 2023, an increase of 60 bps compared to 20.0% in the second quarter of 2022. This increase in Operating profit margin was due to an increase in Gross profit (80 bps) and a decrease in Selling, general and administrative expenses (30 bps), partially offset by an increase in Other (income) expense, net (50 bps), all as a percentage of Net sales.

	Three Months Ended June 30,
	2023	2022	% Change
Operating profit, GAAP	$974	$884	10%
2022 Global Productivity Initiative	18	13
Operating profit, non-GAAP	$992	$897	11%

	Three Months Ended June 30,
	2023	2022	Basis Point Change
Operating profit margin, GAAP	20.2%	19.7%	50
2022 Global Productivity Initiative	0.4%	0.3%
Operating profit margin, non-GAAP	20.6%	20.0%	60
Non-Service Related Postretirement Costs

Non-service related postretirement costs were $29 in the second quarter of 2023 as compared to $12 in the second quarter of 2022. Non-service related postretirement costs in the second quarter of 2023 included charges resulting from the 2022 Global Productivity Initiative. Non-service related postretirement costs in the second quarter of 2022 included an adjustment related to the 2022 Global Productivity Initiative. Excluding the items described above in both periods as applicable, Non-service related postretirement costs were $26 in the second quarter of 2023 and $17 in the second quarter of 2022.

	Three Months Ended June 30,
	2023	2022
Non-service related postretirement costs, GAAP	$29	$12
2022 Global Productivity Initiative	(3)	5
Non-service related postretirement costs, non-GAAP	$26	$17
Interest (Income) Expense, Net

Interest (income) expense, net was $58 in the second quarter of 2023 as compared to $31 in the second quarter of 2022, primarily due to higher average interest rates on debt and higher debt balances.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Net Income Attributable to Colgate-Palmolive Company and Earnings Per Share

Net income attributable to Colgate-Palmolive Company in the second quarter of 2023 decreased to $502 from $603 in the second quarter of 2022, and Earnings per common share on a diluted basis decreased to $0.60 per share in the second quarter of 2023 from $0.72 in the second quarter of 2022. Net Income attributable to Colgate-Palmolive Company in the second quarter of 2023 included charges resulting from the foreign tax matter and the 2022 Global Productivity Initiative. Net Income attributable to Colgate-Palmolive Company in the second quarter of 2022 included charges resulting from the 2022 Global Productivity Initiative.

Excluding the items described above in both periods as applicable, Net income attributable to Colgate-Palmolive Company in the second quarter of 2023 increased 6% to $644 from $608 in the second quarter of 2022, and Earnings per common share on a diluted basis increased 7% to $0.77 in the second quarter of 2023 from $0.72 in the second quarter of 2022.

	Three Months Ended June 30, 2023
	Income Before Income Taxes	Provision For Income Taxes(1)	Net Income Including Noncontrolling Interests	Less: Income Attributable to Noncontrolling Interests	Net Income Attributable To Colgate-Palmolive Company	Diluted Earnings Per Share(2)
As Reported GAAP	$887	$353	$534	$32	$502	$0.60
Foreign tax matter	—	(126)	126	—	126	0.15
2022 Global Productivity Initiative	21	4	17	1	16	0.02
Non-GAAP	$908	$231	$677	$33	$644	$0.77

	Three Months Ended June 30, 2022
	Income Before Income Taxes	Provision For Income Taxes(1)	Net Income Including Noncontrolling Interests	Less: Income Attributable to Noncontrolling Interests	Net Income Attributable To Colgate-Palmolive Company	Diluted Earnings Per Share(2)
As Reported GAAP	$841	$202	$639	$36	$603	$0.72
2022 Global Productivity Initiative	8	2	6	1	5	—
Non-GAAP	$849	$204	$645	$37	$608	$0.72

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
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Net Sales and Operating Profit by Segment

Oral, Personal and Home Care

North America

	Three Months Ended June 30,
	2023	2022	Change
Net sales	$978	$965	1.5%
Operating profit	$227	$196	16%
% of Net sales	23.2%	20.3%	290	bps
Net sales in North America increased 1.5% in the second quarter of 2023 to $978, driven by net selling price increases of 9.0%, partially offset by volume declines of 7.0% and negative foreign exchange of 0.5%. Organic sales in North America increased 2.0% in the second quarter of 2023. Organic sales growth was led by the United States.

The increase in organic sales in North America in the second quarter of 2023 versus the second quarter of 2022 was due to increases in Personal Care and Home Care organic sales, partially offset by a decrease in Oral Care organic sales. The increase in Personal Care was due to organic sales growth in the skin health, bar soap, underarm protection and liquid hand soap categories, partially offset by organic sales declines in the body wash category. The increase in Home Care was primarily due to organic sales growth in the surface cleaner category, partially offset by organic sales declines in the fabric softener category. The decrease in Oral Care was primarily due to organic sales declines in the toothpaste category.

Operating profit in North America increased 16% in the second quarter of 2023 to $227, or 290 bps to 23.2% as a percentage of Net sales. This increase in Operating profit as a percentage of Net sales was primarily due to an increase in Gross profit (280 bps) as a percentage of Net sales. This increase in Gross profit was primarily due to higher pricing and cost savings from the Company’s funding-the-growth initiatives (180 bps), partially offset by higher raw and packaging material costs (260 bps).

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Latin America

	Three Months Ended June 30,
	2023	2022	Change
Net sales	$1,178	$1,019	15.5%
Operating profit	$363	$264	38%
% of Net sales	30.8%	25.9%	490	bps
Net sales in Latin America increased 15.5% in the second quarter of 2023 to $1,178, driven by volume growth of 0.5% and net selling price increases of 15.5%, partially offset by negative foreign exchange of 0.5%. Organic sales in Latin America increased 16.0% in the second quarter of 2023. Organic sales growth was led by Argentina, Mexico, Brazil and Colombia.

The increase in organic sales in Latin America in the second quarter of 2023 versus the second quarter of 2022 was due to increases in Oral Care, Personal Care and Home Care organic sales. The increase in Oral Care was primarily due to organic sales growth in the toothpaste, mouthwash and manual toothbrush categories. The increase in Personal Care was primarily due to organic sales growth in the bar soap, underarm protection and hair care categories. The increase in Home Care was primarily due to organic sales growth in the hand dish and surface cleaners categories.

Operating profit in Latin America increased 38% in the second quarter of 2023 to $363, or 490 bps to 30.8% as a percentage of Net sales. This increase in Operating profit as a percentage of Net sales was primarily due to an increase in Gross profit (580 bps), partially offset by an increase in Other (income) expense, net (110 bps), both as a percentage of Net sales. This increase in Gross profit was due to higher pricing and cost savings from the Company’s funding-the-growth initiatives (210 bps), partially offset by higher raw and packaging material costs (280 bps). This increase in Other (income) expense, net was primarily due to a value added tax refund in the second quarter of 2022.

Europe

	Three Months Ended June 30,
	2023	2022	Change
Net sales	$678	$639	6.0%
Operating profit	$134	$133	1%
% of Net sales	19.8%	20.8%	(100)	bps

Net sales in Europe increased 6.0% in the second quarter of 2023 to $678, driven by net selling price increases of 12.0% and positive foreign exchange of 0.5%, partially offset by volume declines of 6.5%. Organic sales in Europe increased 5.5% in the second quarter of 2023. Organic sales growth was led by the United Kingdom and Germany.

The increase in organic sales in Europe in the second quarter of 2023 versus the second quarter of 2022 was primarily due to increases in Oral Care and Home Care organic sales. The increase in Oral Care was primarily due to organic sales growth in the toothpaste category. The increase in Home Care was primarily due to organic sales growth in the fabric softener category.

Operating profit in Europe increased 1% in the second quarter of 2023 to $134, while as a percentage of Net sales it decreased 100 bps to 19.8%. This decrease in Operating profit as a percentage of Net sales was due to an increase in Selling, general and administrative expenses (250 bps), partially offset by an increase in Gross profit (100 bps) and a decrease in Other (income) expense, net (50 bps), all as a percentage of Net sales. This increase in Gross profit was primarily due to higher pricing, cost savings from the Company’s funding-the-growth initiatives (270 bps) and favorable mix (80 bps), partially offset by significantly higher raw and packaging material costs (770 bps). This increase in Selling, general and administrative expenses was largely due to increased advertising investment (260 bps). This decrease in Other (income) expense, net was primarily due to lower amortization expenses.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Asia Pacific

	Three Months Ended June 30,
	2023	2022	Change
Net sales	$664	$696	(4.5)%
Operating profit	$169	$164	3%
% of Net sales	25.5%	23.6%	190	bps
Net sales in Asia Pacific decreased 4.5% in the second quarter of 2023 to $664, driven by volume declines of 4.5% and negative foreign exchange of 5.5%, partially offset by net selling price increases of 5.5%. Organic sales in Asia Pacific increased 1.0% in the second quarter of 2023. Organic sales growth was led by India, the Philippines and Australia, partially offset by organic sales declines in the Greater China region.

The increase in organic sales in Asia Pacific in the second quarter of 2023 versus the second quarter of 2022 was primarily due to increases in Personal Care and Home Care organic sales.

Operating profit in Asia Pacific increased 3% in the second quarter of 2023 to $169, or 190 bps to 25.5% as a percentage of Net sales. This increase in Operating profit as a percentage of Net sales was primarily due to a decrease in Selling, general and administrative expenses (330 bps), partially offset by a decrease in Gross profit (150 bps), both as a percentage of Net sales. This decrease in Gross profit was due to significantly higher raw and packaging material costs (720 bps), partially offset by cost savings from the Company’s funding-the-growth initiatives (350 bps) and higher pricing. This decrease in Selling, general and administrative expenses was due to decreased advertising investment (270 bps) and lower overhead expenses (60 bps). Lower overhead expenses were driven by lower logistics costs (130 bps), partially offset by higher other overhead expenses (70 bps).

Africa/Eurasia

	Three Months Ended June 30,
	2023	2022	Change
Net sales	$268	$256	4.5%
Operating profit	$62	$50	24%
% of Net sales	23.1%	19.5%	360	bps
Net sales in Africa/Eurasia increased 4.5% in the second quarter of 2023 to $268, driven by volume growth of 10.5% and net selling price increases of 10.0%, partially offset by negative foreign exchange of 16.0%. Organic sales in Africa/Eurasia increased 20.5% in the second quarter of 2023. Organic sales growth was led by the Eurasia region, Türkiye and South Africa.

The increase in organic sales in Africa/Eurasia in the second quarter of 2023 versus the second quarter of 2022 was primarily due to increases in Oral Care and Personal Care organic sales. The increase in Oral Care was primarily due to organic sales growth in the toothpaste category. The increase in Personal Care was primarily due to organic sales growth in the body wash and bar soap categories.

Operating profit in Africa/Eurasia increased 24% in the second quarter of 2023 to $62, or 360 bps to 23.1% as a percentage of Net sales. This increase in Operating profit as a percentage of Net sales was primarily due to an increase in Gross profit (40 bps) and a decrease in Selling, general and administrative expenses (240 bps), both as a percentage of Net sales. This increase in Gross profit was due to higher pricing and cost savings from the Company’s funding-the-growth initiatives (320 bps), partially offset by significantly higher raw and packaging material costs (650 bps), which included foreign exchange transaction costs. This decrease in Selling, general and administrative expense was due to lower overhead expenses (320 bps), driven by lower logistics costs (300 bps), partially offset by increased advertising investment (80 bps).

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Hill’s Pet Nutrition

	Three Months Ended June 30,
	2023	2022	Change
Net sales	$1,056	$909	16.0%
Operating profit	$191	$212	(10)%
% of Net sales	18.1%	23.3%	(520)	bps
Net sales for Hill’s Pet Nutrition increased 16.0% in the second quarter of 2023 to $1,056, driven by volume growth of 4.0% and net selling price increases of 13.5%, partially offset by negative foreign exchange of 1.5%. Acquisitions contributed 7.0% to volume. Organic sales in Hill’s Pet Nutrition increased 10.5% in the second quarter of 2023. Organic sales growth was led by the United States and Europe, partially offset by organic sales declines in Australia.

The increase in organic sales in the second quarter of 2023 was primarily due to organic sales growth in the wellness and therapeutic categories.

Operating profit in Hill’s Pet Nutrition decreased 10% in the second quarter of 2023 to $191, or 520 bps to 18.1% as a percentage of Net sales. This decrease in Operating profit as a percentage of Net sales was primarily due to a decrease in Gross profit (440 bps) and an increase in Selling, general and administrative expenses (60 bps), both as a percentage of Net sales. This decrease in Gross profit was due to significantly higher raw and packaging material costs (860 bps) and unfavorable mix due to private label sales resulting from the previously disclosed acquisitions of pet food businesses (300 bps), partially offset by higher pricing and cost savings from the Company’s funding-the-growth initiatives (230 bps). This increase in Selling, general and administrative expenses was due to increased advertising investment (270 bps), partially offset by lower overhead expenses (210 bps). Lower overhead expenses were due to lower logistics costs (140 bps) and overhead efficiencies (70 bps).

Corporate

	Three Months Ended June 30,
	2023	2022	Change
Operating profit (loss)	$(172)	$(135)	27%
Operating profit (loss) related to Corporate was $(172) in the second quarter of 2023 as compared to $(135) in the second quarter of 2022. In the second quarter of 2023 and 2022, Corporate Operating profit (loss) included charges resulting from the 2022 Global Productivity Initiative of $18 and $13, respectively.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Six Months

Worldwide Net sales were $9,592 in the first six months of 2023, up 8.0% as compared to the first six months of 2022 due to net selling price increases of 11.5%, partially offset by volume declines of 1.0% and negative foreign exchange of 2.5%. Acquisitions contributed 1.5% to volume. Organic sales increased 9.0% in the first six months of 2023.

Net sales in the Oral, Personal and Home Care product segment were $7,475 in the first six months of 2023, an increase of 5.5% as compared to the first six months of 2022 due to net selling price increases of 11.5%, partially offset by volume declines of 3.5% and negative foreign exchange of 2.5%. Organic sales in the Oral, Personal and Home Care product segment increased 8.0% in the first six months of 2023.

The increase in organic sales in the first six months of 2023 versus the first six months of 2022 was due to increases in Oral Care, Personal Care and Home Care organic sales. The increase in Oral Care was primarily due to organic sales growth in the toothpaste and mouthwash categories. The increase in Personal Care was primarily due to organic sales growth in the bar soap, underarm protection and hair care categories. The increase in Home Care was primarily due to organic sales growth in the hand dish, fabric softener and surface cleaners categories.

Net sales in the Hill’s Pet Nutrition segment were $2,117 in the first six months of 2023, an increase of 19.0% from the first six months of 2022 due to volume growth of 8.0% and net selling price increases of 12.5%, partially offset by negative foreign exchange of 1.5%. Acquisitions contributed 8.5% to volume. Organic sales in the Hill’s Pet Nutrition segment increased 12.0% in the first six months of 2023.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Net Sales and Operating Profit by Segment

Net sales and Operating profit by segment were as follows:

	Six Months Ended June 30,
	2023	2022
Net sales
Oral, Personal and Home Care
North America	$1,936	$1,891
Latin America	2,253	1,973
Europe	1,328	1,293
Asia Pacific	1,402	1,422
Africa/Eurasia	556	523
Total Oral, Personal and Home Care	7,475	7,102
Pet Nutrition	2,117	1,781
Total Net sales	$9,592	$8,883

Operating profit
Oral, Personal and Home Care
North America	$420	$359
Latin America	678	529
Europe	250	283
Asia Pacific	371	370
Africa/Eurasia	130	94
Total Oral, Personal and Home Care	1,849	1,635
Pet Nutrition	374	416
Corporate	(340)	(307)
Total Operating profit	$1,883	$1,744

Within the Oral, Personal and Home Care product segment, North America Net sales increased 2.5% driven by net selling price increases of 10.0%, partially offset by volume declines of 7.0% and negative foreign exchange of 0.5%. Organic sales in North America increased 3.0%. Latin America Net sales increased 14.0% driven by net selling price increases of 16.5%, partially offset by volume declines of 1.5% and negative foreign exchange of 1.0%. Organic sales in Latin America increased 15.0%. Europe Net sales increased 2.5% driven by net selling price increases of 10.0%, partially offset by volume declines of 5.0% and negative foreign exchange of 2.5%. Organic sales in Europe increased 5.0%. Asia Pacific Net sales decreased 1.5% driven by volume declines of 1.0% and negative foreign exchange of 6.5%, partially offset by net selling price increases of 6.0%. Organic sales in Asia Pacific increased 5.0%. Africa/Eurasia Net sales increased 6.5% driven by volume growth of 2.5% and net selling price increases of 16.0%, partially offset by negative foreign exchange of 12.0%. Organic sales in Africa/Eurasia increased 18.5%.

In the first six months of 2023, Operating profit (loss) related to Corporate was $(340) as compared to $(307) in the first six months of 2022. Corporate Operating profit (loss) for the first six months of 2023 included product recall costs of $25 and charges resulting from the 2022 Global Productivity Initiative of $23. Corporate Operating profit (loss) for the first six months of 2022 included charges resulting from the 2022 Global Productivity Initiative of $76.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Gross Profit/Margin

Worldwide Gross profit increased to $5,499 in the first six months of 2023 from $5,126 in the first six months of 2022, reflecting an increase of $409 resulting from higher Net sales and a decrease of $36 resulting from lower Gross profit margin.

Worldwide Gross profit margin decreased to 57.3% in the first six months of 2023 from 57.7% in the first six months of 2022, primarily due to higher raw and packaging material costs (650 bps) and unfavorable mix due to private label sales resulting from the previously disclosed acquisitions of pet food businesses (80 bps), partially offset by higher pricing (450 bps) and cost savings from the Company’s funding-the-growth initiatives (250 bps).

	Six Months Ended June 30,
	2023	2022
Gross profit	$5,499	$5,126

	Six Months Ended June 30,
	2023	2022	Basis Point Change
Gross profit margin	57.3%	57.7%	(40)

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 7% to $3,526 in the first six months of 2023 from $3,298 in the first six months of 2022. Selling, general and administrative expenses in both periods included charges resulting from the 2022 Global Productivity Initiative. Excluding these charges, Selling, general and administrative expenses increased to $3,524 in the first six months of 2023 from $3,295 in the first six months of 2022, reflecting increased advertising investment of $173 and higher overhead expenses of $56.

Selling, general and administrative expenses as a percentage of Net sales decreased to 36.8% in the first six months of 2023 from 37.1% in the first six months of 2022. Excluding charges resulting from the 2022 Global Productivity Initiative, Selling, general and administrative expenses as a percentage of Net sales decreased to 36.7% in the first six months of 2023 from 37.1% in the first six months of 2022. This decrease was due to lower overhead expenses (130 bps), partially offset by increased advertising investment (100 bps). In the first six months of 2023, advertising investment increased 17% in absolute terms to $1,180 as compared with $1,007 in the first six months of 2022, or as a percentage of Net sales to 12.3% from 11.3% in the first six months of 2022.

	Six Months Ended June 30,
	2023	2022
Selling, general and administrative expenses, GAAP	$3,526	$3,298
2022 Global Productivity Initiative	(2)	(3)
Selling, general and administrative expenses, non-GAAP	$3,524	$3,295

	Six Months Ended June 30,
	2023	2022	Basis Point Change
Selling, general and administrative expenses as a percentage of Net sales, GAAP	36.8%	37.1%	(30)
2022 Global Productivity Initiative	(0.1)	—
Selling, general and administrative expenses as a percentage of Net sales, non-GAAP	36.7%	37.1%	(40)

Other (Income) Expense, Net

Other (income) expense, net was $90 and $84 in the first six months of 2023 and 2022, respectively. Other (income) expense, net in the first six months of 2023 included product recall costs and charges resulting from the 2022 Global Productivity Initiative. Other (income) expense, net in the first six months of 2022 included charges resulting from the 2022 Global Productivity Initiative. Excluding these items in both periods as applicable, Other (income) expense, net was $44 and $11 in the first six months of 2023 and 2022, respectively.

	Six Months Ended June 30,
	2023	2022
Other (income) expense, net, GAAP	$90	$84
Product recall costs	(25)	—
2022 Global Productivity Initiative	(21)	(73)
Other (income) expense, net, non-GAAP	$44	$11

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Operating Profit

Operating profit increased 8% to $1,883 in the first six months of 2023 from $1,744 in the first six months of 2022. Operating profit in the first six months of 2023 included product recall costs and charges resulting from the 2022 Global Productivity Initiative. Operating profit in the first six months of 2022 included charges resulting from the 2022 Global Productivity Initiative. Excluding these items in both periods as applicable, Operating profit increased to $1,931 in the first six months of 2023 from $1,820 in the first six months of 2022, due to an increase in Gross profit, partially offset by an increase in Selling, general and administrative expenses and an increase in Other (income) expense, net.

Operating profit margin was flat at 19.6% in the first six months of 2023 as compared to the first six months of 2022. Excluding the items described above in both periods as applicable, Operating profit margin was 20.1% in the first six months of 2023, a decrease of 40 bps compared to 20.5% in the first six months of 2022, due to a decrease in Gross profit (40 bps) as a percentage of Net sales.

	Six Months Ended June 30,
	2023	2022	% Change
Operating profit, GAAP	$1,883	$1,744	8%
Product recall costs	25	—
2022 Global Productivity Initiative	23	76
Operating profit, non-GAAP	$1,931	$1,820	6%

	Six Months Ended June 30,
	2023	2022	Basis Point Change
Operating profit margin, GAAP	19.6%	19.6%	—
Product recall costs	0.3	—
2022 Global Productivity Initiative	0.2	0.9
Operating profit margin, non-GAAP	20.1%	20.5%	(40)
Non-Service Related Postretirement Costs

Non-service related postretirement costs were $323 in the first six months of 2023 as compared to $50 in the first six months of 2022. Non-service related postretirement costs in the first six months of 2023 included charges related to the ERISA litigation matter and charges related to the 2022 Global Productivity Initiative. Non-service related postretirement costs in the first six months 2022 included charges resulting from the 2022 Global Productivity Initiative. Excluding these charges in both periods as applicable, Non-service related postretirement costs were $52 and $36 in the first six months of 2023 and 2022, respectively.

	Six Months Ended June 30,
	2023	2022
Non-service related postretirement costs, GAAP	$323	$50
ERISA litigation matter	(267)	—
2022 Global Productivity Initiative	(4)	(14)
Non-service related postretirement costs, non-GAAP	$52	$36
Interest (Income) Expense, Net

Interest (income) expense, net was $112 in the first six months of 2023 as compared to $58 in the first six months of 2022. The increase was primarily due to higher average interest rates on debt and higher debt balances.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Income Taxes

The effective income tax rate was 39.8% for the second quarter of 2023 as compared to 24.0% for the second quarter of 2022. The primary driver of the increase in the effective income tax rate is described below.

The effective income tax rate was 34.5% for the first six months of 2023 as compared to 24.1% for the first six months of 2022. As reflected in the table below, the non-GAAP effective income tax rate was 24.9% for the first six months of 2023, as compared to 23.9% in the comparable period of 2022.

The quarterly provision for income taxes is determined based on the Company’s estimated full year effective income tax rate adjusted by the amount of tax attributable to infrequent or unusual items that are separately recognized on a discrete basis in the income tax provision in the quarter in which they occur. The Company’s current estimate of its full year effective income tax rate before discrete period items is 24.8%, compared to 24.0% in 2022.
In the three months ended June 30, 2023, the Company reassessed with its legal and tax advisers certain tax deductions taken in prior years by one of its subsidiaries and concluded that it is more likely than not that the deductions would not be sustained by the courts in that jurisdiction. The value of the tax deductions was not material to the Company in any year in which they were taken. The cumulative effect of the change in tax position of $148 is reflected as a discrete item in the current period’s income tax expense, partially offset by the reversal of certain prior years’ withholding tax reserves of $22 that are no longer required. The tax liability is recorded within Accrued income taxes in the Condensed Consolidated Balance Sheet. The current year impact of these changes is included in the Company’s estimated full year effective income tax rate. See Note 14, Income Taxes, to the Condensed Consolidated Financial Statements for additional information.
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
Additionally, on December 15, 2022, the 27 member states of the European Union (“EU”) reached an agreement on a minimum level of taxation for certain large corporations to pay a minimum corporate tax rate of 15% in every jurisdiction in which they operate. This agreement, which is known as the Minimum Taxation Directive (part of the “Pillar II Model Rules”), must be transposed into the laws of all EU member states by December 31, 2023. The Company is currently evaluating the impact of this Directive on the Company’s Consolidated Financial Statements.

The Company has ongoing federal, state and international income tax audits in various jurisdictions and evaluates uncertain tax positions that may be challenged by local tax authorities and not fully sustained. All U.S. federal income tax returns through December 31, 2013 have been audited by the Internal Revenue Service (the “IRS”) and there are limited matters which the Company plans to appeal for years 2010 through 2013. One such matter relates to the IRS assessment of taxes on the Company by imputing income on certain activities within one of our international operations, which is also under audit for the years 2014 through 2018. There was a U.S. Tax Court ruling in February 2023 in favor of the IRS against an unrelated third party on a similar matter. Despite the recent U.S. Tax Court ruling, the Company continues to believe that the tax assessment against the Company is without merit. While there can be no assurances, the Company believes this matter will ultimately be decided in favor of the Company. The amount of tax plus interest for the years 2010 through 2018 is estimated to be approximately $145, which is not included in the Company’s uncertain tax positions.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

	Three Months Ended June 30,
	2023			2022
	Income Before Income Taxes	Provision For Income Taxes(1)	Effective Income Tax Rate(2)	Income Before Income Taxes	Provision For Income Taxes(1)	Effective Income Tax Rate(2)
As Reported GAAP	$887	$353	39.8%	$841	$202	24.0%
Foreign tax matter	—	(126)	(14.2)	—	—	—
2022 Global Productivity Initiative	21	4	(0.2)	8	2	—
Non-GAAP	$908	$231	25.4%	$849	$204	24.0%

	Six Months Ended June 30,
	2023			2022
	Income Before Income Taxes	Provision For Income Taxes(1)	Effective Income Tax Rate(2)	Income Before Income Taxes	Provision For Income Taxes(1)	Effective Income Tax Rate(2)
As Reported GAAP	$1,448	$500	34.5%	$1,636	$394	24.1%
ERISA litigation matter	267	55	(2.2)	—	—	—
Foreign tax matter	—	(126)	(7.3)	—	—	—
2022 Global Productivity Initiative	27	5	(0.1)	90	19	(0.2)
Product recall costs	25	6	—	—	—	—
Non-GAAP	$1,767	$440	24.9%	$1,726	$413	23.9%
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
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Net Income Attributable to Colgate-Palmolive Company and Earnings Per Share

Net income attributable to Colgate-Palmolive Company in the first six months of 2023 decreased to $874 from $1,162 in the comparable 2022 period. Earnings per common share on a diluted basis decreased to $1.05 in the first six months of 2023 from $1.38 in the comparable 2022 period. Net income attributable to Colgate-Palmolive Company in the first six months of 2023 included charges resulting from the ERISA litigation matter, the foreign tax matter, the 2022 Global Productivity Initiative and product recall costs. Net income attributable to Colgate-Palmolive Company in the comparable 2022 period included charges resulting from the 2022 Global Productivity Initiative.

Excluding the items described above in both periods as applicable, Net income attributable to Colgate-Palmolive Company in the first six months of 2023 increased 2% to $1,252 from $1,232 in the first six months of 2022, and Earnings per common share on a diluted basis increased 3% to $1.50 in the first six months of 2023 from $1.46 in the first six months of 2022.

	Six Months Ended June 30, 2023
	Income Before Income Taxes	Provision For Income Taxes(1)	Net Income Including Noncontrolling Interests	Less: Income Attributable to Noncontrolling Interests	Net Income Attributable To Colgate-Palmolive Company	Diluted Earnings Per Share(2)
As Reported GAAP	$1,448	$500	$948	$74	$874	$1.05
ERISA litigation matter	267	55	212	—	212	0.25
Foreign tax matter	—	(126)	126	—	126	0.15
2022 Global Productivity Initiative	27	5	22	1	21	0.03
Product recall costs	25	6	19	—	19	0.02
Non-GAAP	$1,767	$440	$1,327	$75	$1,252	$1.50

	Six Months Ended June 30, 2022
	Income Before Income Taxes	Provision For Income Taxes(1)	Net Income Including Noncontrolling Interests	Less: Income Attributable to Noncontrolling Interests	Net Income Attributable To Colgate-Palmolive Company	Diluted Earnings Per Share(2)
As Reported GAAP	$1,636	$394	$1,242	$80	$1,162	$1.38
2022 Global Productivity Initiative	90	19	71	1	70	0.08
Non-GAAP	$1,726	$413	$1,313	$81	$1,232	$1.46
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

For the three months ended June 30, 2023, charges resulting from the 2022 Global Productivity Initiative were $21 pretax ($16 aftertax). For the three months ended June 30, 2022, charges resulting from the 2022 Global Productivity Initiative were $8 pretax ($5 aftertax).

For the six months ended June 30, 2023, charges resulting from the 2022 Global Productivity Initiative are reflected in the income statement as follows:

	Six Months Ended June 30,
	2023	2022
Selling, general and administrative expenses	$2	$3
Other (income) expense, net	21	73
Non-service related postretirement costs	4	14
Total 2022 Global Productivity Initiative charges, pretax	$27	$90

Total 2022 Global Productivity Initiative charges, aftertax	$21	$70

Restructuring and related implementation charges in the preceding table were recorded in the Corporate segment as these initiatives are predominantly centrally directed and controlled and are not included in internal measures of segment operating performance.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Total charges incurred for the 2022 Global Productivity Initiative relate to initiatives undertaken by the following reportable operating segments:

	Six Months Ended June 30,		Program-to-date Accumulated Charges
	2023	2022
North America	14%	10%	11%
Latin America	2%	17%	15%
Europe	26%	16%	20%
Asia Pacific	22%	10%	11%
Africa/Eurasia	2%	11%	9%
Hill’s Pet Nutrition	15%	10%	12%
Corporate	19%	26%	22%
Total	100%	100%	100%

Since the inception of the 2022 Global Productivity Initiative, the Company has incurred cumulative pretax charges of $137 ($108 aftertax) in connection with the implementation of various projects as follows:

Cumulative Charges
as of June 30, 2023
Employee-Related Costs	$124
Incremental Depreciation	—
Asset Impairments	1
Other	12
Total	$137

The following table summarizes the activity for the restructuring and related implementation charges discussed above and the related accruals:

	Six Months Ended June 30, 2023
	Employee-Related Costs	Incremental Depreciation	Asset Impairments	Other	Total
Balance at December 31, 2022	$30	$—	$1	$3	$34
Charges	22	—	—	5	27
Cash Payments	(28)	—	—	(7)	(35)
Charges against assets	(4)	—	(1)	—	(5)
Foreign exchange	6	—	—	—	6
Balance at June 30, 2023	$26	$—	$—	$1	$27

Employee-Related Costs primarily include severance and other termination benefits and are calculated based on long-standing benefit practices, written severance policies, local statutory requirements and, in certain cases, voluntary termination arrangements. Employee-Related Costs also include pension enhancements of $4 for the six months ended June 30, 2023, which are reflected as Charges against assets within Employee-Related Costs in the preceding tables as the corresponding balance sheet amounts are reflected as a reduction of pension assets or an increase in pension liabilities.

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

Net sales growth (GAAP) and organic sales growth (Net sales growth excluding the impact of foreign exchange, acquisitions and divestments) (non-GAAP) are discussed in this Quarterly Report on Form 10-Q. Management believes the organic sales growth measure provides investors and analysts with useful supplemental information regarding the Company’s underlying sales trends by presenting sales growth excluding the external factor of foreign exchange, as well as the impact of acquisitions and divestments, as applicable. A reconciliation of organic sales growth to Net sales growth for the three and six months ended June 30, 2023 is provided below.

Selling, general and administrative expense, Selling, general and administrative expenses as a percentage of Net sales, Other (income) expense, net, Operating profit, Operating profit margin, Non-service related postretirement costs, effective income tax rate, Net income attributable to Colgate-Palmolive Company and Earnings per share on a diluted basis are discussed in this Quarterly Report on Form 10-Q both on a GAAP basis and excluding, as applicable, charges resulting from the ERISA litigation matter, the foreign tax matter, the 2022 Global Productivity Initiative and product recall costs. These non-GAAP financial measures exclude items that, either by their nature or amount, management would not expect to occur as part of the Company’s normal business on a regular basis, such as restructuring charges, charges for certain litigation and tax matters, acquisition-related costs, gains and losses from certain divestitures and certain other unusual, non-recurring items. Investors and analysts use these financial measures in assessing the Company’s business performance, and management believes that presenting these financial measures on a non-GAAP basis provides them with useful supplemental information to enhance their understanding of the Company’s underlying business performance and trends. These non-GAAP financial measures also enhance the ability to compare period-to-period financial results. A reconciliation of each of these non-GAAP financial measures to the most directly comparable GAAP financial measures for the three and six months ended June 30, 2023 and 2022 is presented within the applicable section of Results of Operations.

The following tables provide a quantitative reconciliation of Net sales growth to organic sales growth for the three and six months ended June 30, 2023:

Three Months Ended June 30, 2023	Net Sales Growth (GAAP)	Foreign Exchange Impact	Acquisitions and Divestments Impact	Organic Sales Growth (Non-GAAP)
Oral, Personal and Home Care
North America	1.5%	(0.5)%	—%	2.0%
Latin America	15.5%	(0.5)%	—%	16.0%
Europe	6.0%	0.5%	—%	5.5%
Asia Pacific	(4.5)%	(5.5)%	—%	1.0%
Africa/Eurasia	4.5%	(16.0)%	—%	20.5%
Total Oral, Personal and Home Care	5.5%	(2.0)%	—%	7.5%
Pet Nutrition	16.0%	(1.5)%	7.0%	10.5%
Total Company	7.5%	(2.0)%	1.5%	8.0%

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Six Months Ended June 30, 2023	Net Sales Growth (GAAP)	Foreign Exchange Impact	Acquisitions and Divestments Impact	Organic Sales Growth (Non-GAAP)
Oral, Personal and Home Care
North America	2.5%	(0.5)%	—%	3.0%
Latin America	14.0%	(1.0)%	—%	15.0%
Europe	2.5%	(2.5)%	—%	5.0%
Asia Pacific	(1.5)%	(6.5)%	—%	5.0%
Africa/Eurasia	6.5%	(12.0)%	—%	18.5%
Total Oral, Personal and Home Care	5.5%	(2.5)%	—%	8.0%
Pet Nutrition	19.0%	(1.5)%	8.5%	12.0%
Total Company	8.0%	(2.5)%	1.5%	9.0%

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

Net cash provided by operations increased 59% to $1,457 in the first six months of 2023, compared with $914 in the comparable period of 2022, primarily due to an improvement in working capital, partially offset by lower net income, excluding non-cash items in the period. The Company’s working capital was (1.3%) as a percentage of Net sales as of June 30, 2023 as compared to (1.0%) as of June 30, 2022. The Company defines working capital as the difference between current assets (excluding Cash and cash equivalents and marketable securities, the latter of which is reported in Other current assets) and current liabilities (excluding short-term debt).

Investing activities used $438 of cash in the first six months of 2023, compared with $482 in the comparable period of 2022.

Capital expenditures were $347 in the first six months of 2023 compared to $300 in the comparable period of 2022. Capital expenditures for 2023 are expected to be approximately 4.0% of Net sales. The Company continues to focus its capital spending on projects that are expected to yield high aftertax returns.

Financing activities used $955 of cash during the first six months of 2023, compared with $385 used in the comparable period of 2022. This primarily reflects higher repayments of commercial paper compared with the comparable period of 2022 and the principal payment of debt in the first six months of 2023, partially offset by higher debt issuances compared with the comparable period of 2022.

Long-term debt, including the current portion, increased to $8,970 as of June 30, 2023, as compared to $8,755 as of December 31, 2022, and total debt was $8,989 as of June 30, 2023, as compared to $8,766 as of December 31, 2022.

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

Domestic and foreign commercial paper outstanding was $1,379 and $2,143 as of June 30, 2023 and 2022, respectively. The average daily balances outstanding for commercial paper in the first six months of 2023 and 2022 were $1,915 and $1,985, respectively. The Company classifies commercial paper and certain current maturities of notes payable as long-term debt when it has the intent and ability to refinance such obligations on a long-term basis, including, if necessary, by utilizing its unused lines of credit (including under the facilities discussed below) or by issuing long-term debt pursuant to an effective shelf registration statement. In November 2022, the Company entered into an amended and restated $3,000 five-year revolving credit facility with a syndicate of banks for a five-year term expiring November 2027, which replaced, on substantially similar terms, the Company’s $3,000 revolving credit facility that was scheduled to expire in August 2026. Commitment fees related to the credit facility were not material.

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

Cash and cash equivalents increased $44 during the first six months of 2023 to $819 at June 30, 2023, compared to $775 at December 31, 2022, the majority of which ($782 and $735 respectively) was held by the Company’s foreign subsidiaries.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

For additional information regarding liquidity and capital resources, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Goodwill and Intangible Assets

Due primarily to the continued impact of the COVID-19 pandemic on the Filorga skin health business and the impact of significantly higher interest rates, in the fourth quarter of 2022 the Company recorded an impairment charge to adjust the carrying values of the indefinite-lived trademark, customer relationships and goodwill of its Filorga reporting unit to their respective fair values.

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

COLGATE-PALMOLIVE COMPANY

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chairman of the Board, President and Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2023 (the “Evaluation”). Based upon the Evaluation, the Company’s Chairman of the Board, President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) are effective.

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

COLGATE-PALMOLIVE COMPANY

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

For information regarding legal matters, refer to Note 10, Contingencies to the Condensed Consolidated Financial Statements contained in Part I of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

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

The following table shows the stock repurchase activity for the three months in the quarter ended June 30, 2023:

Month	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(3) (in millions)
April 1 through 30, 2023	900,774	$76.29	899,961	$3,729
May 1 through 31, 2023	1,548,760	$78.95	1,546,900	$3,607
June 1 through 30, 2023	2,357,602	$76.23	2,356,800	$3,427
Total	4,807,136	$77.12	4,803,661

(1) Includes share repurchases under the 2022 Program and those associated with certain employee elections under the Company’s compensation and benefit programs.
(2) The difference between the total number of shares purchased and the total number of shares purchased as part of publicly announced plans or programs is 3,475 shares, which represents shares deemed surrendered to the Company to satisfy certain employee elections under the Company’s compensation and benefit programs.
(3) Includes approximate dollar value of shares that were available to be purchased under the publicly announced plans or programs that were in effect as of June 30, 2023.

COLGATE-PALMOLIVE COMPANY

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not Applicable.

Item 5.    Other Information

(c) Trading Plans

During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

101	The following materials from Colgate-Palmolive Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2023, formatted in Inline eXtensible Business Reporting Language (Inline XBRL): (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Changes in Shareholders’ Equity; and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

__________
* Filed herewith.

** Furnished herewith.

COLGATE-PALMOLIVE COMPANY
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLGATE-PALMOLIVE COMPANY
(Registrant)

Principal Executive Officer:

July 28, 2023	/s/ Noel R. Wallace
Noel R. Wallace
Chairman of the Board, President and Chief Executive Officer

Principal Financial Officer:

July 28, 2023	/s/ Stanley J. Sutula III
Stanley J. Sutula III
Chief Financial Officer

Principal Accounting Officer:

July 28, 2023	/s/ Gregory O. Malcolm
Gregory O. Malcolm
Executive Vice President and Controller