Form 10-Q
period 2023-09-30
COLGATE PALMOLIVE CO
filed 2023-10-27
CIK 21665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________
FORM 10-Q
________________________
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding	Date
Common stock, $1.00 par value	823,372,259	September 30, 2023

PART I.    FINANCIAL INFORMATION

COLGATE-PALMOLIVE COMPANY
Condensed Consolidated Statements of Income
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net sales	$4,915	$4,455	$14,507	$13,338
Cost of sales	2,038	1,907	6,131	5,664
Gross profit	2,877	2,548	8,376	7,674
Selling, general and administrative expenses	1,822	1,634	5,348	4,932
Other (income) expense, net	26	(33)	116	51
Operating profit	1,029	947	2,912	2,691
Non-service related postretirement costs	15	15	338	65
Interest (income) expense, net	58	40	170	98
Income before income taxes	956	892	2,404	2,528
Provision for income taxes	209	210	709	604
Net income including noncontrolling interests	747	682	1,695	1,924
Less: Net income attributable to noncontrolling interests	39	64	113	144
Net income attributable to Colgate-Palmolive Company	$708	$618	$1,582	$1,780

Earnings per common share, basic	$0.86	$0.74	$1.91	$2.12

Earnings per common share, diluted	$0.86	$0.74	$1.90	$2.12

See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Condensed Consolidated Statements of Comprehensive Income
(Dollars in Millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income including noncontrolling interests	$747	$682	$1,695	$1,924
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	(79)	(161)	(9)	(227)
Retirement plans and other retiree benefit adjustments	32	298	45	327
Gains (losses) on cash flow hedges	5	(26)	1	75
Total Other comprehensive income (loss), net of tax	(42)	111	37	175
Total Comprehensive income including noncontrolling interests	705	793	1,732	2,099
Less: Net income attributable to noncontrolling interests	39	64	113	144
Less: Cumulative translation adjustments attributable to noncontrolling interests	(3)	(16)	(44)	(32)
Total Comprehensive income attributable to noncontrolling interests	36	48	69	112
Total Comprehensive income attributable to Colgate-Palmolive Company	$669	$745	$1,663	$1,987
See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Condensed Consolidated Balance Sheets
(Dollars in Millions)
(Unaudited)

	September 30, 2023	December 31, 2022
Assets
Current Assets
Cash and cash equivalents	$951	$775
Receivables (net of allowances of $83 and $70, respectively)	1,577	1,504
Inventories	1,931	2,074
Other current assets	898	760
Total current assets	5,357	5,113
Property, plant and equipment:
Cost	9,979	9,583
Less: Accumulated depreciation	(5,570)	(5,276)
	4,409	4,307
Goodwill	3,327	3,352
Other intangible assets, net	1,861	1,920
Deferred income taxes	202	135
Other assets	887	904
Total assets	$16,043	$15,731
Liabilities and Shareholders’ Equity
Current Liabilities
Notes and loans payable	$18	$11
Current portion of long-term debt	16	14
Accounts payable	1,482	1,551
Accrued income taxes	354	317
Other accruals	2,732	2,111
Total current liabilities	4,602	4,004
Long-term debt	8,690	8,741
Deferred income taxes	430	383
Other liabilities	1,915	1,797
Total liabilities	15,637	14,925
Shareholders’ Equity
Common stock, $1 par value (2,000,000,000 shares authorized, 1,465,706,360 shares issued)	1,466	1,466
Additional paid-in capital	3,762	3,546
Retained earnings	24,571	24,573
Accumulated other comprehensive income (loss)	(3,974)	(4,055)
Unearned compensation	—	(1)
Treasury stock, at cost	(25,834)	(25,128)
Total Colgate-Palmolive Company shareholders’ equity	(9)	401
Noncontrolling interests	415	405
Total equity	406	806
Total liabilities and equity	$16,043	$15,731
See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Condensed Consolidated Statements of Cash Flows
(Dollars in Millions)
(Unaudited)

	Nine Months Ended
	September 30,
	2023	2022
Operating Activities
Net income including noncontrolling interests	$1,695	$1,924
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operations:
Depreciation and amortization	417	410
ERISA litigation matter	267	—
Restructuring and termination benefits, net of cash	(17)	51
Stock-based compensation expense	97	105
Gain on the sale of land	—	(47)
Deferred income taxes	(109)	(13)
Cash effects of changes in:
Receivables	(62)	(171)
Inventories	150	(422)
Accounts payable and other accruals	168	9
Other non-current assets and liabilities	3	37
Net cash provided by (used in) operations	2,609	1,883
Investing Activities
Capital expenditures	(508)	(475)
Purchases of marketable securities and investments	(324)	(239)
Proceeds from sale of marketable securities and investments	264	55
Payment for acquisitions, net of cash acquired	—	(817)
Proceeds from the sale of land	—	47
Other investing activities	(31)	1
Net cash provided by (used in) investing activities	(599)	(1,428)
Financing Activities
Short-term borrowing (repayment) less than 90 days, net	(564)	(56)
Principal payments of debt	(903)	(2)
Proceeds from issuance of debt	1,497	1,513
Dividends paid	(1,243)	(1,206)
Purchases of treasury shares	(883)	(895)
Proceeds from exercise of stock options	325	398
Other financing activities	(30)	(38)
Net cash provided by (used in) financing activities	(1,801)	(286)
Effect of exchange rate changes on Cash and cash equivalents	(33)	(63)
Net increase (decrease) in Cash and cash equivalents	176	106
Cash and cash equivalents at beginning of the period	775	832
Cash and cash equivalents at end of the period	$951	$938
Supplemental Cash Flow Information
Income taxes paid	$726	$690
Interest paid	$243	$104
See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in Millions)
(Unaudited)

Three Months Ended September 30, 2023
	Colgate-Palmolive Company Shareholders’ Equity
	Common Stock	Additional Paid-in Capital	Unearned Compensation	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)(1)	Noncontrolling Interests
Balance, June 30, 2023	$1,466	$3,688	$—	$(25,541)	$24,258	$(3,935)	$379
Net income	—	—	—	—	708	—	39
Other comprehensive income (loss), net of tax	—	—	—	—	—	(39)	(3)
Dividends ($0.48 per share)	—	—	—	—	(395)	—	—
Stock-based compensation expense	—	60	—	—	—	—	—
Shares issued for stock options	—	29	—	25	—	—	—
Shares issued for restricted stock units	—	(16)	—	16	—	—	—
Treasury stock acquired	—	—	—	(332)	—	—	—
Other	—	1	—	(2)	—	—	—
Balance, September 30, 2023	$1,466	$3,762	$—	$(25,834)	$24,571	$(3,974)	$415

Three Months Ended September 30, 2022
	Colgate-Palmolive Company Shareholders’ Equity
	Common Stock	Additional Paid-in Capital	Unearned Compensation	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)(1)	Noncontrolling Interests
Balance, June 30, 2022	$1,466	$3,402	$—	$(24,736)	$24,342	$(4,306)	$390
Net income	—	—	—	—	618	—	64
Other comprehensive income (loss), net of tax	—	—	—	—	—	127	(16)
Dividends ($0.47 per share)	—	—	—	—	(394)	—	—
Stock-based compensation expense	—	60	—	—	—	—	—
Shares issued for stock options	—	73	—	73	—	—	—
Shares issued for restricted stock units	—	(16)	—	16	—	—	—
Treasury stock acquired	—	—	—	(104)	—	—	—
Other	—	(1)	—	2	—	—	(7)
Balance, September 30, 2022	$1,466	$3,518	$—	$(24,749)	$24,566	$(4,179)	$431
(1) Accumulated other comprehensive income (loss) includes cumulative translation losses of $3,458 at September 30, 2023 ($3,545 at September 30, 2022) and $3,381 at June 30, 2023 ($3,398 at June 30, 2022), respectively, and unrecognized retirement plan and other retiree benefits costs of $586 at September 30, 2023 ($717 at September 30, 2022) and $618 at June 30, 2023 ($1,015 at June 30, 2022), respectively.

See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in Millions)
(Unaudited)

Nine Months Ended September 30, 2023
	Colgate-Palmolive Company Shareholders’ Equity
	Common Stock	Additional Paid-in Capital	Unearned Compensation	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)(1)	Noncontrolling Interests
Balance, December 31, 2022	$1,466	$3,546	$(1)	$(25,128)	$24,573	$(4,055)	$405
Net income	—	—	—	—	1,582	—	113
Other comprehensive income (loss), net of tax	—	—	—	—	—	81	(44)
Dividends ($1.91 per share)*	—	—	—	—	(1,584)	—	(59)
Stock-based compensation expense	—	97	—	—	—	—	—
Shares issued for stock options	—	145	—	152	—	—	—
Shares issued for restricted stock units	—	(30)	—	30	—	—	—
Treasury stock acquired	—	—	—	(883)	—	—	—
Other	—	4	1	(5)	—	—	—
Balance, September 30, 2023	$1,466	$3,762	$—	$(25,834)	$24,571	$(3,974)	$415

Nine Months Ended September 30, 2022
	Colgate-Palmolive Company Shareholders’ Equity
	Common Stock	Additional Paid-in Capital	Unearned Compensation	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)(1)	Noncontrolling Interests
Balance, December 31, 2021	$1,466	$3,269	$(1)	$(24,089)	$24,350	$(4,386)	$362
Net income	—	—	—	—	1,780	—	144
Other comprehensive income (loss), net of tax	—	—	—	—	—	207	(32)
Dividends ($1.86 per share)*	—	—	—	—	(1,564)	—	(42)
Stock-based compensation expense	—	105	—	—	—	—	—
Shares issued for stock options	—	181	—	194	—	—	—
Shares issued for restricted stock units	—	(39)	—	39	—	—	—
Treasury stock acquired	—	—	—	(895)	—	—	—
Other	—	2	1	2	—	—	(1)
Balance, September 30, 2022	$1,466	$3,518	$—	$(24,749)	$24,566	$(4,179)	$431
(1) Accumulated other comprehensive income (loss) includes cumulative translation losses of $3,458 at September 30, 2023 ($3,545 at September 30, 2022) and $3,491 at December 31, 2022 ($3,349 at December 31, 2021), respectively, and unrecognized retirement plan and other retiree benefits costs of $586 at September 30, 2023 ($717 at September 30, 2022) and $631 at December 31, 2022 ($1,044 at December 31, 2021), respectively.
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

3.    Recent Accounting Pronouncements

In October 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2023-06, “Disclosure Improvements-Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative.” This ASU modified the disclosure and presentation requirements of a variety of codification topics by aligning them with the SEC’s regulations. This guidance is effective for the Company no later than June 30, 2027 and is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In August 2023, the FASB issued ASU No. 2023-05, “Business Combinations-Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement.” This ASU requires a joint venture to initially measure all contributions received upon its formation at fair value. This guidance is applicable to joint ventures with a formation date on or after January 1, 2025 and is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In March 2023, the FASB issued ASU No. 2023-01, “Leases (Topic 842): Common Control Arrangements.” This ASU clarified the accounting for leasehold improvements for leases under common control. The guidance is effective for the Company beginning on January 1, 2024 and is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In September 2022, the FASB issued ASU No. 2022-04, “Liabilities-Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations.” This ASU requires a buyer that uses supplier finance programs to make annual disclosures about the programs’ key terms, the balance sheet presentation of related amounts, the confirmed amount outstanding at the end of the period and associated roll-forward information. The Company adopted the guidance beginning on January 1, 2023, except for the roll-forward information, which is effective for the Company beginning on January 1, 2024. See Note 13, Supplier Finance Programs for additional information.

In March 2022, the FASB issued ASU No. 2022-02, “Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures.” This ASU eliminates the accounting guidance for troubled debt restructurings by creditors while enhancing disclosure requirements for certain loan refinancing and restructurings by creditors made to borrowers experiencing financial difficulty. The amendments also require disclosure of current period gross write-offs by the year of origination for financing receivables. This guidance was effective for the Company beginning on January 1, 2023 and did not have a material impact on the Company’s Consolidated Financial Statements.

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

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

4. Acquisitions

Red Collar Pet Foods

On September 30, 2022, the Company acquired a business that operates three dry pet food manufacturing plants in the United States from Red Collar Pet Foods Holdings, Inc. and Red Collar Pet Foods Holdings, L.P. (collectively, “Red Collar Pet Foods”) for cash consideration of $719 to further support the global growth of its Hill’s Pet Nutrition business. The acquisition was financed with a combination of debt and cash and was accounted for as a business combination in accordance with ASC 805.

During the fourth quarter of 2022, the Company finalized its purchase price allocation and the final purchase price of $719 was allocated to the net assets acquired based on their respective estimated fair values as follows:

Inventories	$33
Property, plant and equipment	362
Goodwill	413
Current liabilities	(5)
Intangible liability	(16)
Deferred income taxes	(68)
Fair value of net assets acquired	$719
Goodwill of $413 was allocated to the Pet Nutrition segment. Goodwill will not be deductible for tax purposes.
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

For the three months ended September 30, 2023, charges resulting from the 2022 Global Productivity Initiative were $2 pretax ($2 aftertax). For the three months ended September 30, 2022, charges resulting from the 2022 Global Productivity Initiative were $2 pretax ($2 aftertax).

For the nine months ended September 30, 2023 and September 30, 2022, charges resulting from the 2022 Global Productivity Initiative are reflected in the income statement as follows:

	Nine Months Ended September 30,
	2023	2022
Gross Profit	$1	$—
Selling, general and administrative expenses	2	4
Other (income) expense, net	22	75
Non-service related postretirement costs	4	13
Total 2022 Global Productivity Initiative charges, pretax	$29	$92

Total 2022 Global Productivity Initiative charges, aftertax	$23	$72

Restructuring and related implementation charges in the preceding table were recorded in the Corporate segment as these initiatives are predominantly centrally directed and controlled and are not included in internal measures of segment operating performance.

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

Total charges incurred for the 2022 Global Productivity Initiative relate to initiatives undertaken by the following reportable operating segments:

	Nine Months Ended September 30,		Program-to-date Accumulated Charges
	2023	2022
North America	14%	11%	11%
Latin America	1%	16%	15%
Europe	20%	16%	19%
Asia Pacific	21%	9%	11%
Africa/Eurasia	10%	12%	11%
Hill's Pet Nutrition	14%	10%	12%
Corporate	20%	26%	21%
Total	100%	100%	100%

Since the inception of the 2022 Global Productivity Initiative, the Company has incurred cumulative pretax charges of $139 ($110 aftertax) in connection with the implementation of various projects as follows:

Cumulative Charges
as of September 30, 2023
Employee-Related Costs	$125
Incremental Depreciation	—
Asset Impairments	1
Other	13
Total	$139

The following tables summarize the activity for the restructuring and related implementation charges discussed above and the related accruals:

	Nine Months Ended September 30, 2023
	Employee-Related Costs	Incremental Depreciation	Asset Impairments	Other	Total
Balance at December 31, 2022	$30	$—	$1	$3	$34
Charges	23	—	—	6	29
Cash Payments	(38)	—	—	(8)	(46)
Charges against assets	(4)	—	(1)	—	(5)
Foreign exchange	5	—	—	—	5
Balance at September 30, 2023	$16	$—	$—	$1	$17

Employee-Related Costs primarily include severance and other termination benefits and are calculated based on long-standing benefit practices, written severance policies, local statutory requirements and, in certain cases, voluntary termination arrangements. Employee-Related Costs also include pension enhancements of $4 for the nine months ended September 30, 2023, which are reflected as Charges against assets within Employee-Related Costs in the preceding tables as the corresponding balance sheet amounts are reflected as a reduction of pension assets or an increase in pension liabilities.

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

6.    Inventories

Inventories by major class were as follows:

	September 30, 2023	December 31, 2022
Raw materials and supplies	$568	$666
Work-in-process	52	48
Finished goods	1,414	1,508
Total Inventories, net	$2,034	$2,222
Non-current inventory, net	$(103)	$(148)
Current Inventories, net	$1,931	$2,074

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

7.    Earnings Per Share

For the three months ended September 30, 2023 and 2022, earnings per share were as follows:

	Three Months Ended
	September 30, 2023			September 30, 2022
	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share
Basic EPS	$708	825.6	$0.86	$618	835.7	$0.74
Stock options and restricted stock units		1.7			2.8
Diluted EPS	$708	827.3	$0.86	$618	838.5	$0.74
For the three months ended September 30, 2023 and 2022, the average number of stock options and restricted stock units that were anti-dilutive and not included in diluted earnings per share calculations were 13,538,153 and 2,891,324, respectively.
For the nine months ended September 30, 2023 and 2022, earnings per share were as follows:

	Nine Months Ended
	September 30, 2023			September 30, 2022
	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share
Basic EPS	$1,582	828.8	$1.91	$1,780	837.7	$2.12
Stock options and restricted stock units		1.7			2.7
Diluted EPS	$1,582	830.5	$1.90	$1,780	840.4	$2.12
For the nine months ended September 30, 2023 and 2022, the average number of stock options and restricted stock units that were anti-dilutive and not included in diluted earnings per share calculations were 13,504,588 and 3,709,818, respectively.
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

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

8.    Other Comprehensive Income (Loss)

Additions to and reclassifications out of Accumulated other comprehensive income (loss) attributable to the Company for the three months ended September 30, 2023 and 2022 were as follows:

	2023		2022
	Pretax	Net of Tax	Pretax	Net of Tax
Cumulative translation adjustments	$(46)	$(76)	$(93)	$(145)
Retirement plans and other retiree benefits:
Net actuarial gain (loss) and prior service costs arising during the period	40	27	379	291
Amortization of net actuarial loss, transition and prior service costs (1)	7	5	9	7
Retirement plans and other retiree benefit adjustments	47	32	388	298
Cash flow hedges:
Unrealized gains (losses) on cash flow hedges	3	2	(28)	(23)
Reclassification of (gains) losses into net earnings on cash flow hedges (2)	4	3	(4)	(3)
Gains (losses) on cash flow hedges	7	5	(32)	(26)
Total Other comprehensive income (loss)	$8	$(39)	$263	$127
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

Additions to and reclassifications out of Accumulated other comprehensive income (loss) attributable to the Company for the nine months ended September 30, 2023 and 2022 were as follows:

	2023		2022
	Pretax	Net of Tax	Pretax	Net of Tax
Cumulative translation adjustments	$60	$35	$(67)	$(195)
Retirement plans and other retiree benefits:
Net actuarial gain (loss) and prior service costs arising during the period	40	27	379	291
Amortization of net actuarial loss, transition and prior service costs (1)	23	18	46	36
Retirement plans and other retiree benefit adjustments	63	45	425	327
Cash flow hedges:
Unrealized gains (losses) on cash flow hedges	3	2	113	88
Reclassification of (gains) losses into net earnings on cash flow hedges (2)	(2)	(1)	(15)	(13)
Gains (losses) on cash flow hedges	1	1	98	75
Total Other comprehensive income (loss)	$124	$81	$456	$207
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

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

9.    Retirement Plans and Other Retiree Benefits

Components of Net periodic benefit cost for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30,
	Pension Benefits				Other Retiree Benefits
	United States		International
	2023	2022	2023	2022	2023	2022
Service cost	$—	$—	$3	$2	$2	$5
Interest cost	20	16	6	8	7	11
Expected return on plan assets	(20)	(23)	(5)	(5)	—	—
Amortization of actuarial loss (gain)	12	10	1	2	(6)	(3)
Net periodic benefit cost	$12	$3	$5	$7	$3	$13
Other postretirement charges	—	(1)	—	—	—	—
Total pension cost	$12	$2	$5	$7	$3	$13

	Nine Months Ended September 30,
	Pension Benefits				Other Retiree Benefits
	United States		International
	2023	2022	2023	2022	2023	2022
Service cost	$—	$1	$9	$10	$6	$16
Interest cost	68	48	22	14	29	30
Expected return on plan assets	(61)	(75)	(14)	(10)	—	(1)
Amortization of actuarial loss (gain)	34	33	3	5	(14)	8
Net periodic benefit cost	$41	$7	$20	$19	$21	$53
Other postretirement charges	4	12	—	—	—	1
ERISA litigation matter	267	—	—	—	—	—
Total pension cost	$312	$19	$20	$19	$21	$54
There were no other postretirement charges for the three months ended September 30, 2023. Other postretirement charges for the three months ended September 30, 2022 included an adjustment of $1 related to the 2022 Global Productivity Initiative. Other postretirement charges for the nine months ended September 30, 2023 and 2022 included pension and other charges of $4 and $13, respectively, incurred pursuant to the 2022 Global Productivity Initiative.
For the three and nine months ended September 30, 2023 and 2022, the Company made no voluntary contributions to its U.S. postretirement plans.

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

The Brazilian internal revenue authority has disallowed interest deductions and foreign exchange losses taken by the Company’s Brazilian subsidiary for certain years in connection with the financing of the Kolynos acquisition. The tax assessments with interest, penalties and any court-mandated fees, at the current exchange rate, are approximately $128. This amount includes additional assessments received from the Brazilian internal revenue authority in April 2016 relating to net operating loss carryforwards used by the Company’s Brazilian subsidiary to offset taxable income that had also been deducted from the authority’s original assessments. The Company has been disputing the disallowances by appealing the assessments since October 2001.

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

Competition Matter

Certain of the Company’s subsidiaries were historically subject to actions and, in some cases, fines, by governmental authorities in a number of countries related to alleged competition law violations. Substantially all of these matters also involved other consumer goods companies and/or retail customers. The Company’s policy is to comply with antitrust and competition laws and, if a violation of any such laws is found, to take appropriate remedial action and to cooperate fully with any related governmental inquiry. The status as of September 30, 2023 of such competition law matters pending against the Company during the nine months ended September 30, 2023 is set forth below.

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

As of September 30, 2023, there were 271 individual cases pending against the Company in state and federal courts throughout the United States, as compared to 251 cases as of June 30, 2023 and 227 cases as of December 31, 2022. During the three months ended September 30, 2023, 33 new cases were filed and 13 cases were resolved by voluntary dismissal or settlement. During the nine months ended September 30, 2023, 136 new cases were filed and 92 cases were resolved by voluntary dismissal, settlement or dismissal by the court. The value of the settlements in the periods presented was not material, either individually or in the aggregate, to such periods’ results of operations.

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

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

ERISA Matter

In June 2016, a lawsuit was filed in the United States District Court for the Southern District of New York (the “District Court”) against the Retirement Plan, the Company and certain individuals (the “Company Defendants”) claiming that residual annuity payments associated with a 2005 residual annuity amendment to the Retirement Plan were improperly calculated for certain Retirement Plan participants in violation of the Employee Retirement Income Security Act (“ERISA”). The relief sought included recalculation of benefits, pre- and post-judgment interest and attorneys’ fees. This action was certified as a class action in July 2017. In July 2020, the Court dismissed certain claims, and in August 2020 granted the plaintiffs' motion for summary judgment on the remaining claims. In September 2020, the Company appealed to the Second Circuit. In March 2023, the Second Circuit affirmed the grant of summary judgment to the plaintiffs.

In light of the Second Circuit decision, the Company recorded a charge to earnings of $267 in the quarter ended March 31, 2023, which is comprised of the recalculation of benefits and interest. Possible additional charges associated with this matter are expected to be immaterial and, where estimable, are reflected in the range of reasonably possible losses disclosed above. The impact of the decision will result in an increase in the obligations of the Retirement Plan, which based on the current funded status of the Retirement Plan will require no immediate cash contribution by the Company. In June 2023, the Company filed a petition for certiorari to the United States Supreme Court requesting permission for an appeal to that court and that petition was denied in October 2023. Also in June 2023, the plaintiffs filed a motion to enter a revised final judgment in the District Court to address certain unresolved calculation issues, which the Company opposed.

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

Net sales by segment were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net sales
Oral, Personal and Home Care
North America	$990	$958	$2,926	$2,850
Latin America	1,194	997	3,447	2,970
Europe	725	632	2,053	1,925
Asia Pacific	682	709	2,084	2,131
Africa/Eurasia	266	287	822	809
Total Oral, Personal and Home Care	3,857	3,583	11,332	10,685
Pet Nutrition	1,058	872	3,175	2,653
Total Net sales	$4,915	$4,455	$14,507	$13,338
Approximately two-thirds of the Company’s Net sales are generated from markets outside the U.S., with approximately 45% of the Company’s Net sales coming from emerging markets (which consist of Latin America, Asia (excluding Japan), Africa/Eurasia and Central Europe).

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

The Company’s Net sales of Oral, Personal and Home Care and Pet Nutrition products accounted for the following percentages of the Company’s Net sales:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net sales
Oral Care	43%	44%	42%	44%
Personal Care	19%	19%	19%	19%
Home Care	17%	17%	17%	17%
Pet Nutrition	21%	20%	22%	20%
Total Net sales	100%	100%	100%	100%
Operating profit by segment was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Operating profit
Oral, Personal and Home Care
North America	$231	$198	$651	$557
Latin America	372	289	1,050	818
Europe	162	127	412	410
Asia Pacific	193	185	564	556
Africa/Eurasia	66	66	196	160
Total Oral, Personal and Home Care	1,024	865	2,873	2,501
Pet Nutrition	201	201	575	617
Corporate	(196)	(119)	(536)	(427)
Total Operating profit	$1,029	$947	$2,912	$2,691

Corporate Operating profit (loss) for the three months ended September 30, 2023 included charges resulting from the 2022 Global Productivity Initiative of $2.

Corporate Operating profit (loss) for the nine months ended September 30, 2023 included product recall costs of $25 and charges resulting from the 2022 Global Productivity Initiative of $25.

Corporate Operating profit (loss) for the three and nine months ended September 30, 2022 included charges resulting from the 2022 Global Productivity Initiative of $3 and $79, respectively, and a gain on the sale of land in Asia Pacific of $47 and acquisition-related costs of $17 in both periods.

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

The Company’s derivative instruments include interest rate swap contracts, forward-starting interest rate swaps, foreign currency contracts, and commodity contracts. The Company utilizes interest rate swap contracts to manage its targeted mix of fixed and floating rate debt, and these swaps are valued using observable benchmark rates (Level 2 valuation). The Company utilizes forward-starting interest rate swaps to mitigate the risk of variability in interest rate for future debt issuances and these swaps are valued using observable benchmark rates (Level 2 valuation). The Company utilizes foreign currency contracts, including forward and swap contracts, option contracts, local currency deposits and local currency borrowings to hedge portions of its foreign currency purchases, assets and liabilities arising in the normal course of business and the net investment in certain foreign subsidiaries. These contracts are valued using observable market rates (Level 2 valuation). Commodity futures contracts are utilized to hedge the purchases of raw materials used in production. These contracts are measured using quoted commodity exchange prices (Level 1 valuation). The duration of foreign currency and commodity contracts generally does not exceed 12 months.

The following table summarizes the fair value of the Company’s derivative instruments and other financial instruments which are carried at fair value in the Company’s Condensed Consolidated Balance Sheets at September 30, 2023 and December 31, 2022:

	Assets			Liabilities
	Account	Fair Value		Account	Fair Value
Designated derivative instruments		September 30, 2023	December 31, 2022		September 30, 2023	December 31, 2022
Foreign currency contracts	Other current assets	$47	$19	Other accruals	$23	$15
Commodity contracts	Other current assets	—	4	Other accruals	2	—
Total designated		$47	$23		$25	$15

Other financial instruments
Marketable securities	Other current assets	$247	$175
Total other financial instruments		$247	$175

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

The carrying amount of cash, cash equivalents, marketable securities, accounts receivable and short-term debt approximated fair value as of September 30, 2023 and December 31, 2022. The estimated fair value of the Company’s long-term debt, including the current portion, as of September 30, 2023 and December 31, 2022, was $8,000 and $8,184, respectively, and the related carrying value was $8,706 and $8,755, respectively. In August 2022, the Company issued $500 of three-year Senior Notes at a fixed coupon rate of 3.100%, $500 of five-year Senior Notes at a fixed coupon rate of 3.100% and $500 of ten-year Senior Notes at a fixed coupon rate of 3.250%. In March 2023, the Company issued $500 of three-year Senior Notes at a fixed coupon rate of 4.800%, $500 of five-year Senior Notes at a fixed coupon rate of 4.600% and $500 of ten-year Senior Notes at a fixed coupon rate of 4.600%. The estimated fair value of long-term debt was derived principally from quoted prices on the Company’s outstanding fixed-term notes (Level 2 valuation).

The following tables present the notional values as of:

	September 30, 2023
	Foreign Currency Contracts	Foreign Currency Debt	Commodity Contracts	Total
Fair Value Hedges	$1,404	$—	$—	$1,404
Cash Flow Hedges	864	—	42	906
Net Investment Hedges	409	4,137	—	4,546

	December 31, 2022
	Foreign Currency Contracts	Foreign Currency Debt	Commodity Contracts	Total
Fair Value Hedges	$609	$—	$—	$609
Cash Flow Hedges	840	—	26	866
Net Investment Hedges	138	4,797	—	4,935

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

The following tables present the location and amount of gains (losses) recognized on the Company’s Condensed Consolidated Statements of Income:

	Three Months Ended September 30,
	2023			2022
	Cost of sales	Selling, general and administrative expenses	Interest (income) expense, net	Cost of sales	Selling, general and administrative expenses	Interest (income) expense, net
Interest rate swaps designated as fair value hedges:
Derivative instrument	$—	$—	$—	$—	$—	$(12)
Hedged items	—	—	—	—	—	12
Foreign currency contracts designated as fair value hedges:
Derivative instrument	—	(17)	—	—	17	—
Hedged items	—	17	—	—	(17)	—
Foreign currency contracts designated as cash flow hedges:
Amount reclassified from OCI	(5)	—	—	4	—	—
Commodity contracts designated as cash flow hedges:
Amount reclassified from OCI	(1)	—	—	—	—	—
Forward-starting interest rate swaps designated as cash flow hedges:
Amount reclassified from OCI	—	—	2	—	—	—
Total gain (loss) on hedges recognized in income	$(6)	$—	$2	$4	$—	$—

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

	Nine Months Ended September 30,
	2023			2022
	Cost of sales	Selling, general and administrative expenses	Interest (income) expense, net	Cost of sales	Selling, general and administrative expenses	Interest (income) expense, net
Interest rate swaps designated as fair value hedges:
Derivative instrument	$—	$—	$—	$—	$—	$(6)
Hedged items	—	—	—	—	—	6
Foreign currency contracts designated as fair value hedges:
Derivative instrument	—	6	—	—	31	—
Hedged items	—	(6)	—	—	(31)	—
Foreign currency contracts designated as cash flow hedges:
Amount reclassified from OCI	(2)	—	—	9	—	—
Commodity contracts designated as cash flow hedges:
Amount reclassified from OCI	(1)	—	—	6	—	—
Forward-starting interest rate swaps designated as cash flow hedges:
Amount reclassified from OCI	—	—	5	—	—	—
Total gain (loss) on hedges recognized in income	$(3)	$—	$5	$15	$—	$—

The following table presents the location and amount of unrealized gains (losses) included in OCI:

	Three Months Ended
	September 30,
	2023	2022
Foreign currency contracts designated as cash flow hedges:
Gain (loss) recognized in OCI	$5	$11
Forward-starting interest rate swaps designated as cash flow hedges:
Gain (loss) recognized in OCI	(2)	(39)
Commodity contracts designated as cash flow hedges:
Gain (loss) recognized in OCI	—	—
Foreign currency contracts designated as net investment hedges:
Gain (loss) on instruments	(37)	12
Gain (loss) on hedged items	37	(12)
Foreign currency debt designated as net investment hedges:
Gain (loss) on instruments	50	276
Gain (loss) on hedged items	(50)	(276)
Total unrealized gain (loss) on hedges recognized in OCI	$3	$(28)

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

	Nine Months Ended
	September 30,
	2023	2022
Foreign currency contracts designated as cash flow hedges:
Gain (loss) recognized in OCI	$(4)	$24
Forward-starting interest rate swaps designated as cash flow hedges:
Gain (loss) recognized in OCI	13	85
Commodity contracts designated as cash flow hedges:
Gain (loss) recognized in OCI	(6)	4
Foreign currency contracts designated as net investment hedges:
Gain (loss) on instruments	(19)	15
Gain (loss) on hedged items	19	(15)
Foreign currency debt designated as net investment hedges:
Gain (loss) on instruments	90	636
Gain (loss) on hedged items	(90)	(636)
Total unrealized gain (loss) on hedges recognized in OCI	$3	$113

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

13. Supplier Finance Programs

The Company has agreements to provide supplier finance programs which facilitate participating suppliers’ ability to finance payment obligations of the Company with designated third-party financial institutions. Participating suppliers may, at their sole discretion, elect to finance one or more payment obligations of the Company prior to their scheduled due dates at a discounted price to participating financial institutions. The Company’s obligations to its suppliers, including amounts due and scheduled payment dates, are not impacted by suppliers’ decisions to finance amounts under these arrangements. The outstanding payment obligations under the Company’s supplier finance programs are included in Accounts Payable in the Condensed Consolidated Balance Sheets and were not material as of September 30, 2023 or December 31, 2022.

14. Income Taxes

The effective income tax rate was 21.9% for the third quarter of 2023 as compared to 23.5% for the third quarter of 2022. The primary driver of the decrease in the effective income tax rate is described below. The quarterly provision for income taxes is determined based on the Company’s estimated full year effective income tax rate adjusted by the amount of tax attributable to infrequent or unusual items that are separately recognized on a discrete basis in the income tax provision in the quarter in which they occur. The Company’s current estimate of its full year effective income tax rate before discrete period items is 23.7%, as compared to 23.8% in the comparable period of 2022.

In the third quarter of 2023, the Internal Revenue Service (the “IRS”) issued a notice giving taxpayers temporary relief from the effects of certain U.S. tax regulations that were issued in December 2021, which place greater restrictions on foreign taxes that are creditable against U.S. taxes on foreign-source income. This notice allows taxpayers to defer the application of these new regulations until 2024 which is the primary driver of the decrease in the effective tax rate in the third quarter of 2023.

In the second quarter of 2023, the Company reassessed with its legal and tax advisers certain tax deductions taken in prior years by one of its subsidiaries and concluded that it is more likely than not that the deductions would not be sustained by the courts in that jurisdiction. The value of the tax deductions was not material to the Company in any year in which they were taken. The cumulative effect of the change in tax position of $148 was reflected as a discrete item in the second quarter’s income tax expense, partially offset by the reversal of certain prior years’ withholding tax reserves of $22 that are no longer required. The tax liability was paid in the quarter ended September 30, 2023. The current year impact of these changes is included in the Company’s estimated full year effective income tax rate.

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

The War in Ukraine

The war in Ukraine, and the related geopolitical tensions, have had and continue to have a significant impact on our operations in Ukraine and Russia, though it has not been material to our Consolidated Financial Statements. The safety of our employees and partners in Ukraine has been and remains our first priority. While our ability to do business in Ukraine has been significantly impacted, we remain committed to rebuilding our business there and to providing access to our products to people in the region. In Russia, we are importing and selling a reduced portfolio of health and hygiene products for everyday use. We have no manufacturing facilities in Russia and have ceased all capital investments and media activities. While our Eurasia business has been impacted by the war in Ukraine, the war has not had a material impact on our consolidated results of operations, cash flow or financial condition. For the nine months ended September 30, 2023, our Eurasia business constituted approximately 2% of our consolidated net sales and approximately 4% of our consolidated operating profit (the majority of which was Russia). We also continue to monitor the impact of sanctions, export controls and import restrictions imposed in response to the war in Ukraine on our business. The situation is evolving and uncertainties remain regarding the full impact of the war and the related impact on the global economy and geopolitical relations generally, and on our business in particular. We have seen and expect to continue to see the war’s impact on the global economy and our business including, among other things, the cost of raw and packaging materials and commodities (including the price of oil and natural gas), supply chain and logistics challenges and foreign currency volatility. For more information about factors that could impact our business, including due to the war in Ukraine, refer to Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Significant Items Impacting Comparability

During the quarter ended June 30, 2023, we reassessed with our legal and tax advisers certain tax deductions taken in prior years by one of our subsidiaries and concluded that it is more likely than not that the deductions would not be sustained by the courts in that jurisdiction. The value of the tax deductions was not material to us in any year in which they were taken. The cumulative effect of the change in tax position of $148 was reflected as a discrete item in the second quarter’s income tax expense, partially offset by the reversal of certain prior years’ withholding tax reserves of $22 that are no longer required (hereinafter referred to as the “foreign tax matter”). The tax liability was paid in the quarter ended September 30, 2023. The current year impact of these changes is included in our estimated full year effective income tax rate. See Note 14, Income Taxes, to the Condensed Consolidated Financial Statements for additional information.

During the quarter ended March 31, 2023, we recorded a charge of $267 as a result of a decision of the United States Court of Appeals for the Second Circuit affirming a grant of summary judgment to the plaintiffs in a lawsuit under the Employee Retirement Income Security Act seeking the recalculation of benefits and other relief associated with a 2005 residual annuity amendment to the Colgate-Palmolive Company Employees’ Retirement Income Plan (the “Retirement Plan”). The decision will result in an increase in the obligations of the Retirement Plan, which based on the current funded status of the Retirement Plan will require no immediate cash contribution by the Company. In June 2023, we filed a petition for certiorari to the United States Supreme Court requesting permission for an appeal to that court, which was denied in October 2023, and the plaintiffs filed a motion to enter a revised final judgment in the District Court to address certain unresolved calculation issues, which we opposed. See Note 10, Contingencies to the Condensed Consolidated Financial Statements for additional information.

During the quarter ended March 31, 2023, we announced a voluntary recall of select Fabuloso multi-purpose cleaner products sold in the United States and Canada. The costs associated with the voluntary recall had a $25 impact on our Operating profit for the nine months ended September 30, 2023 and are not expected to have a material impact in future periods.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

On September 30, 2022, the Company acquired a business that operates three dry pet food manufacturing plants in the United States, from Red Collar Pet Foods Holdings, Inc. and Red Collar Pet Foods Holdings, L.P. (collectively, “Red Collar Pet Foods”) for $719 in order to further support the global growth of the Hill’s Pet Nutrition business. See Note 4, Acquisitions to the Consolidated Financial Statements for additional information.

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

For both the three months ended September 30, 2023 and 2022, we incurred pretax costs of $2 (aftertax costs of $2), resulting from the 2022 Global Productivity Initiative.

In the nine months ended September 30, 2023 and 2022, we incurred pretax costs of $29 (aftertax costs of $23) and $92 (aftertax costs of $72), respectively, resulting from the 2022 Global Productivity Initiative.

Outlook

Looking forward, we expect global macroeconomic, political and market conditions to remain challenging, including as a result of inflation and rising interest rates. During the nine months ended September 30, 2023, we experienced significantly higher raw and packaging material costs. We have taken and are taking additional pricing to try to offset these increases in raw and packaging material costs. This has negatively impacted and may continue to negatively impact consumer demand for our products. Additionally, inflation is impacting the broader economy with consumers around the world facing widespread rising prices as well as rising interest rates resulting from measures to address inflation. Such inflation and rising interest rates may negatively impact consumer consumption or discretionary spending and/or change their purchasing patterns by foregoing purchasing certain of our products or by switching to “private label” or to our lower-priced product offerings. Although we continue to devote significant resources to support our brands and market our products at multiple price points, these changes could reduce demand for and sales volumes of our products or result in a shift in our product mix from higher margin to lower margin product offerings. In light of this challenging environment, we expect increased volatility across all of our categories and it is therefore difficult to predict category growth rates in the near term.

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

We continue to closely monitor the impact of the war in Ukraine, the Israel-Hamas war, COVID-19 and the challenging market conditions discussed above on our business and the related uncertainties and risks. While we have taken, and will continue to take, measures to mitigate the effects of these conditions, we cannot estimate with certainty the full extent of their impact on our business, results of operations, cash flows and/or financial condition. For more information about factors that could impact our business, see “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022.

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

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Results of Operations

Three Months

Worldwide Net sales were $4,915 in the third quarter of 2023, up 10.5% from the third quarter of 2022, due to volume growth of 0.5%, net selling price increases of 9.5% and positive foreign exchange of 0.5%. Acquisitions contributed 1.0% to volume. Organic sales (Net sales excluding the impact of foreign exchange, acquisitions and divestments), a non-GAAP financial measure, increased 9.0% in the third quarter of 2023. A reconciliation of net sales growth to organic sales growth is provided under “Non-GAAP Financial Measures” below.

Net sales in the Oral, Personal and Home Care product segment were $3,857 in the third quarter of 2023, up 7.5% from the third quarter of 2022, due to net selling price increases of 8.5%, partially offset by volume declines of 1.0% while foreign exchange remained flat. Organic sales in the Oral, Personal and Home Care product segment increased 7.5% in the third quarter of 2023.

The Company’s share of the global toothpaste market was 41.0% on a year-to-date basis, up 1.1 share points from the year ago period, and its share of the global manual toothbrush market was 31.5% on a year-to-date basis, flat with the year ago period. Year-to-date market shares in toothpaste were up in Europe, Asia Pacific and Africa/Eurasia, flat in Latin America and down in North America versus the comparable 2022 period. In the manual toothbrush category, year-to-date market shares were up in Europe, flat in Latin America and Asia/Pacific and down in North America and Africa/Eurasia versus the comparable 2022 period. For additional information regarding market shares, see “Market Share Information” below.

Net sales in the Hill’s Pet Nutrition segment were $1,058 in the third quarter of 2023, up 21.5% from the third quarter of 2022, due to volume growth of 9.0%, net selling price increases of 12.0% and positive foreign exchange of 0.5%. Acquisitions contributed 6.0% to volume. Organic sales in the Hill’s Pet Nutrition segment increased 15.0% in the third quarter of 2023.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Gross Profit/Margin

Worldwide Gross profit increased to $2,877 in the third quarter of 2023 compared to $2,548 in the third quarter of 2022. Worldwide Gross profit in the third quarter of 2023 included charges resulting from the 2022 Global Productivity Initiative. Excluding charges resulting from the 2022 Global Productivity Initiative in the third quarter of 2023, worldwide Gross profit increased to $2,878 in the third quarter of 2023 compared to $2,548 in the third quarter of 2022, reflecting an increase of $262 resulting from higher Net sales and an increase of $68 resulting from higher Gross profit margin.

Worldwide Gross profit margin increased to 58.5% in the third quarter of 2023 from 57.2% in the third quarter of 2022. Excluding charges resulting from the 2022 Global Productivity Initiative in the third quarter of 2023, worldwide Gross profit margin increased to 58.6% in the third quarter of 2023 from 57.2% in the third quarter of 2022. This increase in Gross profit margin was due to higher pricing (360 bps) and cost savings from the Company’s funding-the-growth initiatives (290 bps), partially offset by significantly higher raw and packaging material costs (460 bps) and unfavorable mix due to private label sales resulting from the previously disclosed acquisitions of pet food businesses (50 bps).

	Three Months Ended September 30,
	2023	2022
Gross profit, GAAP	$2,877	$2,548
2022 Global Productivity Initiative	1	—
Gross profit, non-GAAP	$2,878	$2,548

	Three Months Ended September 30,
	2023	2022	Basis Point Change
Gross profit margin, GAAP	58.5%	57.2%	130
2022 Global Productivity Initiative	0.1%	—
Gross profit margin, non-GAAP	58.6%	57.2%	140

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 12% to $1,822 in the third quarter of 2023 compared to $1,634 in the third quarter of 2022. Selling, general and administrative expenses in the third quarter of 2022 included charges resulting from the 2022 Global Productivity Initiative. Excluding charges resulting from the 2022 Global Productivity Initiative in the third quarter of 2022, Selling, general and administrative expenses increased to $1,822 in the third quarter of 2023 from $1,633 in the third quarter of 2022, reflecting increased advertising investment of $112 and higher overhead expenses of $77.

Selling, general and administrative expenses as a percentage of Net sales increased by 40 bps to 37.1% in the third quarter of 2023 as compared to 36.7% in the third quarter of 2022. This increase was due to increased advertising investment (130 bps), partially offset by lower overhead expenses (90 bps). Lower overhead expenses were driven by lower logistics costs (140 bps), partially offset by higher other overhead expenses (50 bps). In the third quarter of 2023, advertising investment increased as a percentage of Net sales to 12.2% from 10.9% in the third quarter of 2022, or 23% in absolute terms to $598 as compared with $486 in the third quarter of 2022.

	Three Months Ended September 30,
	2023	2022
Selling, general and administrative expense, GAAP	$1,822	$1,634
2022 Global Productivity Initiative	—	(1)
Selling, general and administrative expenses, non-GAAP	$1,822	$1,633

	Three Months Ended September 30,
	2023	2022	Basis Point Change
Selling, general and administrative expenses as a percentage of Net sales	37.1%	36.7%	40
Other (Income) Expense, Net
Other (income) expense, net was $26 and $(33) in the third quarter of 2023 and 2022, respectively. Other (income) expense, net in the third quarter of 2023 included charges resulting from the 2022 Global Productivity Initiative. Other (income) expense, net in the third quarter of 2022 included charges resulting from the 2022 Global Productivity Initiative, a gain on the sale of land in Asia Pacific and acquisition-related costs. Excluding these items in both periods, as applicable, Other (income) expense, net was $25 and $(5) in the third quarter of 2023 and 2022, respectively.

	Three Months Ended September 30,
	2023	2022
Other (income) expense, net, GAAP	$26	$(33)
2022 Global Productivity Initiative	(1)	(2)
Gain on the sale of land in Asia Pacific	—	47
Acquisition-related costs	—	(17)
Other (income) expense, net, non-GAAP	$25	$(5)

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Operating Profit

Operating profit increased 9% to $1,029 in the third quarter of 2023 from $947 in the third quarter of 2022. Operating profit in third quarter of 2023 included charges resulting from the 2022 Global Productivity Initiative. Operating profit in the third quarter of 2022 included charges resulting from the 2022 Global Productivity Initiative, a gain on the sale of land in Asia Pacific and acquisition-related costs. Excluding these items described in both periods, as applicable, Operating profit increased 12% to $1,031 in the third quarter of 2023 from $920 in the third quarter of 2022.

Operating profit margin was 20.9% in the third quarter of 2023, a decrease of 40 bps compared to 21.3% in the third quarter of 2022. Excluding the items described above in both periods, as applicable, Operating profit margin was 21.0% in the third quarter of 2023, an increase of 30 bps compared to 20.7% in the third quarter of 2022. This increase in Operating profit margin was due to an increase in Gross profit (140 bps), partially offset by an increase in Selling, general and administrative expenses (40 bps) and an increase in Other (income) expense, net (70 bps), all as a percentage of Net sales.

	Three Months Ended September 30,
	2023	2022	% Change
Operating profit, GAAP	$1,029	$947	9%
2022 Global Productivity Initiative	2	3
Gain on the sale of land in Asia Pacific	—	(47)
Acquisition-related costs	—	17
Operating profit, non-GAAP	$1,031	$920	12%

	Three Months Ended September 30,
	2023	2022	Basis Point Change
Operating profit margin, GAAP	20.9%	21.3%	(40)
2022 Global Productivity Initiative	0.1%	0.1%
Gain on the sale of land in Asia Pacific	—%	(1.1)%
Acquisition-related costs	—%	0.4%
Operating profit margin, non-GAAP	21.0%	20.7%	30
Non-Service Related Postretirement Costs

Non-service related postretirement costs were $15 in the third quarter of 2023 and 2022. Non-service related postretirement costs in the third quarter of 2022 included an adjustment related to the 2022 Global Productivity Initiative. Excluding the adjustment related to the 2022 Global Productivity Initiative in the third quarter of 2022, Non-service related postretirement costs were $15 in the third quarter of 2023 and $16 in the third quarter of 2022.

	Three Months Ended September 30,
	2023	2022
Non-service related postretirement costs, GAAP	$15	$15
2022 Global Productivity Initiative	—	1
Non-service related postretirement costs, non-GAAP	$15	$16
Interest (Income) Expense, Net

Interest (income) expense, net was $58 in the third quarter of 2023 as compared to $40 in the third quarter of 2022, primarily due to higher average interest rates on debt and higher debt balances.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Net Income Attributable to Colgate-Palmolive Company and Earnings Per Share

Net income attributable to Colgate-Palmolive Company in the third quarter of 2023 increased to $708 from $618 in the third quarter of 2022, and Earnings per common share on a diluted basis increased to $0.86 per share in the third quarter of 2023 from $0.74 in the third quarter of 2022. Net Income attributable to Colgate-Palmolive Company in the third quarter of 2023 included charges resulting from the 2022 Global Productivity Initiative. Net Income attributable to Colgate-Palmolive Company in the third quarter of 2022 included charges resulting from the 2022 Global Productivity Initiative, a gain on the sale of land in Asia Pacific and acquisition-related costs.

Excluding the items described above in both periods as applicable, Net income attributable to Colgate-Palmolive Company in the third quarter of 2023 increased 15% to $710 from $620 in the third quarter of 2022, and Earnings per common share on a diluted basis increased 16% to $0.86 in the third quarter of 2023 from $0.74 in the third quarter of 2022.

	Three Months Ended September 30, 2023
	Income Before Income Taxes	Provision For Income Taxes(1)	Net Income Including Noncontrolling Interests	Less: Income Attributable to Noncontrolling Interests	Net Income Attributable To Colgate-Palmolive Company	Diluted Earnings Per Share(2)
As Reported GAAP	$956	$209	$747	$39	$708	$0.86
2022 Global Productivity Initiative	2	—	2	—	2	—
Non-GAAP	$958	$209	$749	$39	$710	$0.86

	Three Months Ended September 30, 2022
	Income Before Income Taxes	Provision For Income Taxes(1)	Net Income Including Noncontrolling Interests	Less: Income Attributable to Noncontrolling Interests	Net Income Attributable To Colgate-Palmolive Company	Diluted Earnings Per Share(2)
As Reported GAAP	$892	$210	$682	$64	$618	$0.74
2022 Global Productivity Initiative	2	—	2	—	2	—
Gain on the sale of land in Asia Pacific	(47)	(11)	(36)	(21)	(15)	(0.02)
Acquisition-related costs	17	2	15	—	15	0.02
Non-GAAP	$864	$201	$663	$43	$620	$0.74

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
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Net Sales and Operating Profit by Segment

Oral, Personal and Home Care

North America

	Three Months Ended September 30,
	2023	2022	Change
Net sales	$990	$958	3.5%
Operating profit	$231	$198	17%
% of Net sales	23.3%	20.7%	260	bps
Net sales in North America increased 3.5% in the third quarter of 2023 to $990, driven by net selling price increases of 7.5%, partially offset by volume declines of 4.0%, while foreign exchange was flat. Organic sales in North America increased 3.5% in the third quarter of 2023. Organic sales growth was led by the United States.

The increase in organic sales in North America in the third quarter of 2023 versus the third quarter of 2022 was primarily due to increases in Oral Care and Personal Care organic sales. The increase in Oral Care was primarily due to organic sales growth in the toothpaste and manual toothbrush categories. The increase in Personal Care was primarily due to organic sales growth in the underarm protection and bar soap categories, partially offset by organic sales declines in the body wash category.

Operating profit in North America increased 17% in the third quarter of 2023 to $231, or 260 bps to 23.3% as a percentage of Net sales. This increase in Operating profit as a percentage of Net sales was primarily due to an increase in Gross profit (250 bps) as a percentage of Net sales. This increase in Gross profit was primarily due to higher pricing and cost savings from the Company’s funding-the-growth initiatives (240 bps), partially offset by significantly higher raw and packaging material costs (280 bps).

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Latin America

	Three Months Ended September 30,
	2023	2022	Change
Net sales	$1,194	$997	20.0%
Operating profit	$372	$289	29%
% of Net sales	31.2%	29.0%	220	bps
Net sales in Latin America increased 20.0% in the third quarter of 2023 to $1,194, driven by volume growth of 5.5%, net selling price increases of 9.5% and positive foreign exchange of 5.0%. Organic sales in Latin America increased 15.0% in the third quarter of 2023. Organic sales growth was led by Argentina, Mexico, Brazil and Colombia.

The increase in organic sales in Latin America in the third quarter of 2023 versus the third quarter of 2022 was due to increases in Oral Care, Personal Care and Home Care organic sales. The increase in Oral Care was primarily due to organic sales growth in the toothpaste, mouthwash and manual toothbrush categories. The increase in Personal Care was primarily due to organic sales growth in the underarm protection, bar soap and hair care categories. The increase in Home Care was primarily due to organic sales growth in the surface cleaners and hand dish categories.

Operating profit in Latin America increased 29% in the third quarter of 2023 to $372, or 220 bps to 31.2% as a percentage of Net sales. This increase in Operating profit as a percentage of Net sales was primarily due to an increase in Gross profit (410 bps), partially offset by an increase in Selling, general and administrative expenses (40 bps) and an increase in Other (income) expense, net (150 bps), all as a percentage of Net sales. This increase in Gross profit was due to higher pricing and cost savings from the Company’s funding-the-growth initiatives (220 bps), partially offset by higher raw and packaging material costs (230 bps). This increase in Selling, general and administrative expenses was due to increased advertising investment (90 bps), partially offset by lower overhead expenses (50 bps). This increase in Other (income) expense, net was primarily due to a value added tax refund in the third quarter of 2022.

Europe

	Three Months Ended September 30,
	2023	2022	Change
Net sales	$725	$632	14.5%
Operating profit	$162	$127	28%
% of Net sales	22.3%	20.1%	220	bps

Net sales in Europe increased 14.5% in the third quarter of 2023 to $725, driven by net selling price increases of 11.0% and positive foreign exchange of 7.5%, partially offset by volume declines of 4.0%. Organic sales in Europe increased 7.0% in the third quarter of 2023. Organic sales growth was led by Germany and the United Kingdom.

The increase in organic sales in Europe in the third quarter of 2023 versus the third quarter of 2022 was primarily due to increases in Oral Care and Personal Care organic sales. The increase in Oral Care was primarily due to organic sales growth in the toothpaste category. The increase in Personal Care was primarily due to organic sales growth in the underarm protection and body wash categories.

Operating profit in Europe increased 28% in the third quarter of 2023 to $162, or 220 bps to 22.3% as a percentage of Net sales. This increase in Operating profit as a percentage of Net sales was due to an increase in Gross profit (310 bps) and a decrease in Other (income) expense, net (80 bps), partially offset by an increase in Selling, general and administrative expenses (170 bps), all as a percentage of Net sales. This increase in Gross profit was primarily due to higher pricing, cost savings from the Company’s funding-the-growth initiatives (290 bps) and favorable mix (90 bps), partially offset by significantly higher raw and packaging material costs (530 bps). This increase in Selling, general and administrative expenses was due to increased advertising investment (170 bps). This decrease in Other (income) expense, net was primarily due to lower amortization expenses.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Asia Pacific

	Three Months Ended September 30,
	2023	2022	Change
Net sales	$682	$709	(4.0)%
Operating profit	$193	$185	4%
% of Net sales	28.3%	26.1%	220	bps
Net sales in Asia Pacific decreased 4.0% in the third quarter of 2023 to $682, driven by volume declines of 7.0% and negative foreign exchange of 2.5%, partially offset by net selling price increases of 5.5%. Organic sales in Asia Pacific decreased 1.5% in the third quarter of 2023. Organic sales declines in the Greater China region were partially offset by organic sales growth in India and the Philippines.

The decrease in organic sales in Asia Pacific in the third quarter of 2023 versus the third quarter of 2022 was primarily due to a decrease in Oral Care organic sales, partially offset by an increase in Personal Care organic sales. The decrease in Oral Care was primarily due to organic sales declines in the toothpaste category. The increase in Personal Care was primarily due to organic sales growth in the hair care, body wash and bar soap categories.

Operating profit in Asia Pacific increased 4% in the third quarter of 2023 to $193, or 220 bps to 28.3% as a percentage of Net sales. This increase in Operating profit as a percentage of Net sales was primarily due to an increase in Gross profit (230 bps), as a percentage of Net sales. This increase in Gross profit was due to cost savings from the Company’s funding-the-growth initiatives (310 bps) and higher pricing, partially offset by significantly higher raw and packaging material costs (270 bps).

Africa/Eurasia

	Three Months Ended September 30,
	2023	2022	Change
Net sales	$266	$287	(7.5)%
Operating profit	$66	$66	—%
% of Net sales	24.8%	23.0%	180	bps
Net sales in Africa/Eurasia decreased 7.5% in the third quarter of 2023 to $266, driven by negative foreign exchange of 23.0%, partially offset by volume growth of 4.0% and net selling price increases of 11.5%. Organic sales in Africa/Eurasia increased 15.5% in the third quarter of 2023. Organic sales growth was led by Türkiye, the Eurasia region, Nigeria and South Africa.

The increase in organic sales in Africa/Eurasia in the third quarter of 2023 versus the third quarter of 2022 was primarily due to increases in Oral Care and Personal Care organic sales. The increase in Oral Care was primarily due to organic sales growth in the toothpaste category. The increase in Personal Care was primarily due to organic sales growth in the bar soap, body wash and underarm protection categories.

Operating profit in Africa/Eurasia was flat in the third quarter of 2023 at $66, while as a percentage of Net sales it increased 180 bps to 24.8%. This increase in Operating profit as a percentage of Net sales was primarily due to a decrease in Selling, general and administrative expenses (290 bps), partially offset by a decrease in Gross profit (140 bps), both as a percentage of Net sales. This decrease in Gross profit was due to significantly higher raw and packaging material costs (1,000 bps), including foreign exchange transaction costs, partially offset by cost savings from the Company’s funding-the-growth initiatives (490 bps) and higher pricing. This decrease in Selling, general and administrative expense was primarily due to lower overhead expenses (250 bps), driven by lower logistics costs (200 bps).

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Hill’s Pet Nutrition

	Three Months Ended September 30,
	2023	2022	Change
Net sales	$1,058	$872	21.5%
Operating profit	$201	$201	—%
% of Net sales	19.0%	23.1%	(410)	bps
Net sales for Hill’s Pet Nutrition increased 21.5% in the third quarter of 2023 to $1,058, driven by volume growth of 9.0%, net selling price increases of 12.0% and positive foreign exchange of 0.5%. Acquisitions contributed 6.0% to volume. Organic sales in Hill’s Pet Nutrition increased 15.0% in the third quarter of 2023. Organic sales growth was led by the United States and Europe.

The increase in organic sales in the third quarter of 2023 was primarily due to organic sales growth in the wellness and therapeutic categories.

Operating profit in Hill’s Pet Nutrition was flat in the third quarter of 2023 at $201, while as a percentage of Net sales it decreased 410 bps to 19.0%. This decrease in Operating profit as a percentage of Net sales was primarily due to a decrease in Gross profit (360 bps), as a percentage of Net sales. This decrease in Gross profit was due to significantly higher raw and packaging material costs (850 bps) and unfavorable mix due to private label sales resulting from the previously disclosed acquisitions of pet food businesses (260 bps), partially offset by higher pricing and cost savings from the Company’s funding-the-growth initiatives (340 bps).

Corporate

	Three Months Ended September 30,
	2023	2022	Change
Operating profit (loss)	$(196)	$(119)	65%
Operating profit (loss) related to Corporate was $(196) in the third quarter of 2023 as compared to $(119) in the third quarter of 2022. In the third quarter of 2023, Corporate Operating profit (loss) included charges of $2 resulting from the 2022 Global Productivity Initiative. In the third quarter of 2022, Corporate Operating profit (loss) included charges of $3 resulting from the 2022 Global Productivity Initiative, a gain on the sale of land in Asia Pacific of $47 and acquisition-related costs of $17.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Nine Months

Worldwide Net sales were $14,507 in the first nine months of 2023, up 9.0% as compared to the first nine months of 2022 due to net selling price increases of 11.0%, partially offset by volume declines of 0.5% and negative foreign exchange of 1.5%. Acquisitions contributed 1.5% to volume. Organic sales increased 9.0% in the first nine months of 2023.

Net sales in the Oral, Personal and Home Care product segment were $11,332 in the first nine months of 2023, an increase of 6.0% as compared to the first nine months of 2022 due to net selling price increases of 10.5%, partially offset by volume declines of 2.5% and negative foreign exchange of 2.0%. Organic sales in the Oral, Personal and Home Care product segment increased 8.0% in the first nine months of 2023.

The increase in organic sales in the first nine months of 2023 versus the first nine months of 2022 was due to increases in Oral Care, Personal Care and Home Care organic sales. The increase in Oral Care was primarily due to organic sales growth in the toothpaste and mouthwash categories. The increase in Personal Care was primarily due to organic sales growth in the bar soap, underarm protection and hair care categories. The increase in Home Care was primarily due to organic sales growth in the hand dish, surface cleaner and fabric softener categories.

Net sales in the Hill’s Pet Nutrition segment were $3,175 in the first nine months of 2023, an increase of 19.5% from the first nine months of 2022 due to volume growth of 8.5% and net selling price increases of 12.0%, partially offset by negative foreign exchange of 1.0%. Acquisitions contributed 7.5% to volume. Organic sales in the Hill’s Pet Nutrition segment increased 13.0% in the first nine months of 2023.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Net Sales and Operating Profit by Segment

Net sales and Operating profit by segment were as follows:

	Nine Months Ended September 30,
	2023	2022
Net sales
Oral, Personal and Home Care
North America	$2,926	$2,850
Latin America	3,447	2,970
Europe	2,053	1,925
Asia Pacific	2,084	2,131
Africa/Eurasia	822	809
Total Oral, Personal and Home Care	11,332	10,685
Pet Nutrition	3,175	2,653
Total Net sales	$14,507	$13,338

Operating profit
Oral, Personal and Home Care
North America	$651	$557
Latin America	1,050	818
Europe	412	410
Asia Pacific	564	556
Africa/Eurasia	196	160
Total Oral, Personal and Home Care	2,873	2,501
Pet Nutrition	575	617
Corporate	(536)	(427)
Total Operating profit	$2,912	$2,691

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Net sales and Organic sales change by division were as follows:

	For the Nine Months Ended September 30, 2023 vs. 2022
Oral, Personal and Home Care	Net Sales	Organic Sales	As Reported Volume(1)	Pricing	Foreign Exchange
North America	2.5%	3.0%	(6.0)%	9.0%	(0.5)%
Latin America	16.0%	15.0%	1.0%	14.0%	1.0%
Europe	6.5%	5.5%	(4.5)%	10.0%	1.0%
Asia Pacific	(2.0)%	2.5%	(3.5)%	6.0%	(4.5)%
Africa/Eurasia	1.5%	17.5%	3.0%	14.5%	(16.0)%
Total Oral, Personal and Home Care	6.0%	8.0%	(2.5)%	10.5%	(2.0)%
Pet Nutrition	19.5%	13.0%	8.5%	12.0%	(1.0)%
Total Company	9.0%	9.0%	(0.5)%	11.0%	(1.5)%
(1)The impact of the previously disclosed acquisitions of pet food businesses on as reported volume was 1.5% and 7.5% for Total Company and Pet Nutrition, respectively.

In the first nine months of 2023, Operating profit (loss) related to Corporate was $(536) as compared to $(427) in the first nine months of 2022. Corporate Operating profit (loss) for the first nine months of 2023 included product recall costs of $25 and charges resulting from the 2022 Global Productivity Initiative of $25. Corporate Operating profit (loss) for the first nine months of 2022 included charges resulting from the 2022 Global Productivity Initiative of $79, a gain on the sale of land in Asia Pacific of $47 and acquisition-related costs of $17.

Gross Profit/Margin

Worldwide Gross profit increased to $8,376 in the first nine months of 2023 from $7,674 in the first nine months of 2022. Worldwide Gross profit in the first nine months of 2023 included charges resulting from the 2022 Global Productivity Initiative. Excluding the charges resulting from the 2022 Global Productivity Initiative in the first nine months of 2023, worldwide Gross profit increased to $8,377 from $7,674 in the first nine months of 2022, reflecting an increase of $671 resulting from higher Net sales and an increase of $32 resulting from higher Gross profit margin.

Worldwide Gross profit margin increased to 57.7% in the first nine months of 2023 from 57.5% in the first nine months of 2022, due to higher pricing (420 bps) and cost savings from the Company’s funding-the-growth initiatives (260 bps), partially offset by significantly higher raw and packaging material costs (580 bps) and unfavorable mix due to private label sales resulting from the previously disclosed acquisitions of pet food businesses (80 bps).

	Nine Months Ended September 30,
	2023	2022
Gross profit	$8,376	$7,674
2022 Global Productivity Initiative	1	—
Gross profit, non-GAAP	$8,377	$7,674

	Nine Months Ended September 30,
	2023	2022	Basis Point Change
Gross profit margin	57.7%	57.5%	20

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 8% to $5,348 in the first nine months of 2023 from $4,932 in the first nine months of 2022. Selling, general and administrative expenses in both periods included charges resulting from the 2022 Global Productivity Initiative. Excluding these charges in both periods, Selling, general and administrative expenses increased to $5,346 in the first nine months of 2023 from $4,928 in the first nine months of 2022, reflecting increased advertising investment of $285 and higher overhead expenses of $133.

Selling, general and administrative expenses as a percentage of Net sales decreased to 36.9% in the first nine months of 2023 from 37.0% in the first nine months of 2022. Excluding charges resulting from the 2022 Global Productivity Initiative, Selling, general and administrative expenses as a percentage of Net sales were flat at 36.9% in the first nine months of 2023. In the first nine months of 2023, advertising investment increased 19% in absolute terms to $1,778 as compared with $1,493 in the first nine months of 2022, while as a percentage of Net sales it increased to 12.3% from 11.2% in the first nine months of 2022.

	Nine Months Ended September 30,
	2023	2022
Selling, general and administrative expenses, GAAP	$5,348	$4,932
2022 Global Productivity Initiative	(2)	(4)
Selling, general and administrative expenses, non-GAAP	$5,346	$4,928

	Nine Months Ended September 30,
	2023	2022	Basis Point Change
Selling, general and administrative expenses as a percentage of Net sales, GAAP	36.9%	37.0%	(10)
2022 Global Productivity Initiative	—	(0.1)
Selling, general and administrative expenses as a percentage of Net sales, non-GAAP	36.9%	36.9%	—

Other (Income) Expense, Net

Other (income) expense, net was $116 and $51 in the first nine months of 2023 and 2022, respectively. Other (income) expense, net in the first nine months of 2023 included product recall costs and charges resulting from the 2022 Global Productivity Initiative. Other (income) expense, net in the first nine months of 2022 included charges resulting from the 2022 Global Productivity Initiative, a gain on the sale of land in Asia Pacific and acquisition-related costs. Excluding these items in both periods as applicable, Other (income) expense, net was $69 and $6 in the first nine months of 2023 and 2022, respectively.

	Nine Months Ended September 30,
	2023	2022
Other (income) expense, net, GAAP	$116	$51
Product recall costs	(25)	—
2022 Global Productivity Initiative	(22)	(75)
Gain on the sale of land in Asia Pacific	—	47
Acquisition-related costs	—	(17)
Other (income) expense, net, non-GAAP	$69	$6

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Operating Profit

Operating profit increased 8% to $2,912 in the first nine months of 2023 from $2,691 in the first nine months of 2022. Operating profit in the first nine months of 2023 included product recall costs and charges resulting from the 2022 Global Productivity Initiative. Operating profit in the first nine months of 2022 included charges resulting from the 2022 Global Productivity Initiative, a gain on the sale of land in Asia Pacific and acquisition-related costs. Excluding these items in both periods as applicable, Operating profit increased to $2,962 in the first nine months of 2023 from $2,740 in the first nine months of 2022 due to an increase in Gross profit, partially offset by increases in Selling, general and administrative expense and Other (income) expense, net.

Operating profit margin was 20.1% in the first nine months of 2023, a decrease of 10 bps compared to 20.2% in the first nine months of 2022. Excluding the items described above in both periods, as applicable, Operating profit margin was 20.4% in the first nine months of 2023, a decrease of 10 bps compared to 20.5% in the first nine months of 2022, due to an increase in Other (income) expense, net (30 bps), partially offset by an increase in Gross profit (20 bps), both as a percentage of Net sales.

	Nine Months Ended September 30,
	2023	2022	% Change
Operating profit, GAAP	$2,912	$2,691	8%
Product recall costs	25	—
2022 Global Productivity Initiative	25	79
Gain on the sale of land in Asia Pacific	—	(47)
Acquisition-related costs	—	17
Operating profit, non-GAAP	$2,962	$2,740	8%

	Nine Months Ended September 30,
	2023	2022	Basis Point Change
Operating profit margin, GAAP	20.1%	20.2%	(10)
Product recall costs	0.2	—
2022 Global Productivity Initiative	0.1	0.6
Gain on the sale of land in Asia Pacific	—	(0.4)
Acquisition-related costs	—	0.1
Operating profit margin, non-GAAP	20.4%	20.5%	(10)
Non-Service Related Postretirement Costs

Non-service related postretirement costs were $338 in the first nine months of 2023 as compared to $65 in the first nine months of 2022. Non-service related postretirement costs in the first nine months of 2023 included charges related to the ERISA litigation matter and charges related to the 2022 Global Productivity Initiative. Non-service related postretirement costs in the first nine months of 2022 included charges resulting from the 2022 Global Productivity Initiative. Excluding these charges in both periods, as applicable, Non-service related postretirement costs were $67 and $52 in the first nine months of 2023 and 2022, respectively.

	Nine Months Ended September 30,
	2023	2022
Non-service related postretirement costs, GAAP	$338	$65
ERISA litigation matter	(267)	—
2022 Global Productivity Initiative	(4)	(13)
Non-service related postretirement costs, non-GAAP	$67	$52

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Interest (Income) Expense, Net

Interest (income) expense, net was $170 in the first nine months of 2023 as compared to $98 in the first nine months of 2022. The increase was primarily due to higher average interest rates on debt and higher debt balances.

Income Taxes

The effective income tax rate was 21.9% for the third quarter of 2023 as compared to 23.5% for the third quarter of 2022. The primary driver of the decrease in the effective income tax rate is described below.

The effective income tax rate was 29.5% for the first nine months of 2023 as compared to 23.9% for the first nine months of 2022. As reflected in the table below, the non-GAAP effective income tax rate was 23.8% for the first nine months of 2023, as compared to 23.7% in the comparable period of 2022.

The quarterly provision for income taxes is determined based on the Company’s estimated full year effective income tax rate adjusted by the amount of tax attributable to infrequent or unusual items that are separately recognized on a discrete basis in the income tax provision in the quarter in which they occur. The Company’s current estimate of its full year effective income tax rate before discrete period items is 23.7%, compared to 23.8% in 2022.
In the third quarter of 2023, the Internal Revenue Service (the “IRS”) issued a notice giving taxpayers temporary relief from the effects of certain U.S. tax regulations that were issued in December 2021, which place greater restrictions on foreign taxes that are creditable against U.S. taxes on foreign-source income. This notice allows taxpayers to defer the application of these new regulations until 2024 which is the primary driver of the decrease in the effective tax rate in the third quarter of 2023.
In the second quarter of 2023, the Company reassessed with its legal and tax advisers certain tax deductions taken in prior years by one of its subsidiaries and concluded that it is more likely than not that the deductions would not be sustained by the courts in that jurisdiction. The value of the tax deductions was not material to the Company in any year in which they were taken. The cumulative effect of the change in tax position of $148 was reflected as a discrete item in the second quarter’s income tax expense, partially offset by the reversal of certain prior years’ withholding tax reserves of $22 that are no longer required. The tax liability was paid in the quarter ended September 30, 2023. The current year impact of these changes is included in the Company’s estimated full year effective income tax rate.
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

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

	Three Months Ended September 30,
	2023			2022
	Income Before Income Taxes	Provision For Income Taxes(1)	Effective Income Tax Rate(2)	Income Before Income Taxes	Provision For Income Taxes(1)	Effective Income Tax Rate(2)
As Reported GAAP	$956	$209	21.9%	$892	$210	23.5%
2022 Global Productivity Initiative	2	—	(0.1)	2	—	(0.1)
Gain on the sale of land in Asia Pacific	—	—	—	(47)	(11)	0.1
Acquisition-related costs	—	—	—	17	2	(0.2)
Non-GAAP	$958	$209	21.8%	$864	$201	23.3%

	Nine Months Ended September 30,
	2023			2022
	Income Before Income Taxes	Provision For Income Taxes(1)	Effective Income Tax Rate(2)	Income Before Income Taxes	Provision For Income Taxes(1)	Effective Income Tax Rate(2)
As Reported GAAP	$2,404	$709	29.5%	$2,528	$604	23.9%
ERISA litigation matter	267	55	(0.9)	—	—	—
Foreign tax matter	—	(126)	(4.7)	—	—	—
2022 Global Productivity Initiative	29	5	(0.1)	92	19	(0.1)
Product recall costs	25	6	—	—	—	—
Gain on the sale of land in Asia Pacific	—	—	—	(47)	(11)	—
Acquisition-related costs	—	—	—	17	2	(0.1)
Non-GAAP	$2,725	$649	23.8%	$2,590	$614	23.7%

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
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Net Income Attributable to Colgate-Palmolive Company and Earnings Per Share

Net income attributable to Colgate-Palmolive Company in the first nine months of 2023 decreased to $1,582 from $1,780 in the comparable 2022 period. Earnings per common share on a diluted basis decreased to $1.90 in the first nine months of 2023 from $2.12 in the comparable 2022 period. Net income attributable to Colgate-Palmolive Company in the first nine months of 2023 included charges resulting from the ERISA litigation matter, the foreign tax matter, the 2022 Global Productivity Initiative and product recall costs. Net income attributable to Colgate-Palmolive Company in the comparable 2022 period included charges resulting from the 2022 Global Productivity Initiative, a gain on the sale of land in Asia Pacific and acquisition-related costs.

Excluding the items described above in both periods as applicable, Net income attributable to Colgate-Palmolive Company in the first nine months of 2023 increased 6% to $1,962 from $1,852 in the first nine months of 2022, and Earnings per common share on a diluted basis increased 7% to $2.36 in the first nine months of 2023 from $2.20 in the first nine months of 2022.

	Nine Months Ended September 30, 2023
	Income Before Income Taxes	Provision For Income Taxes(1)	Net Income Including Noncontrolling Interests	Less: Income Attributable to Noncontrolling Interests	Net Income Attributable To Colgate-Palmolive Company	Diluted Earnings Per Share(2)
As Reported GAAP	$2,404	$709	$1,695	$113	$1,582	$1.90
ERISA litigation matter	267	55	212	—	212	0.26
Foreign tax matter	—	(126)	126	—	126	0.15
2022 Global Productivity Initiative	29	5	24	1	23	0.03
Product recall costs	25	6	19	—	19	0.02
Non-GAAP	$2,725	$649	$2,076	$114	$1,962	$2.36

	Nine Months Ended September 30, 2022
	Income Before Income Taxes	Provision For Income Taxes(1)	Net Income Including Noncontrolling Interests	Less: Income Attributable to Noncontrolling Interests	Net Income Attributable To Colgate-Palmolive Company	Diluted Earnings Per Share(2)
As Reported GAAP	$2,528	$604	$1,924	$144	$1,780	$2.12
2022 Global Productivity Initiative	92	19	73	1	72	0.08
Gain on the sale of land in Asia Pacific	(47)	(11)	(36)	(21)	(15)	(0.02)
Acquisition-related costs	17	2	15	—	15	0.02
Non-GAAP	$2,590	$614	$1,976	$124	$1,852	$2.20
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

For the three months ended September 30, 2023, charges resulting from the 2022 Global Productivity Initiative were $2 pretax ($2 aftertax). For the three months ended September 30, 2022, charges resulting from the 2022 Global Productivity Initiative were $2 pretax ($2 aftertax).

For the nine months ended September 30, 2023, charges resulting from the 2022 Global Productivity Initiative are reflected in the income statement as follows:

	Nine Months Ended September 30,
	2023	2022
Gross Profit	$1	$—
Selling, general and administrative expenses	2	4
Other (income) expense, net	22	75
Non-service related postretirement costs	4	13
Total 2022 Global Productivity Initiative charges, pretax	$29	$92

Total 2022 Global Productivity Initiative charges, aftertax	$23	$72

Restructuring and related implementation charges in the preceding table were recorded in the Corporate segment as these initiatives are predominantly centrally directed and controlled and are not included in internal measures of segment operating performance.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Total charges incurred for the 2022 Global Productivity Initiative relate to initiatives undertaken by the following reportable operating segments:

	Nine Months Ended September 30,		Program-to-date Accumulated Charges
	2023	2022
North America	14%	11%	11%
Latin America	1%	16%	15%
Europe	20%	16%	19%
Asia Pacific	21%	9%	11%
Africa/Eurasia	10%	12%	11%
Hill’s Pet Nutrition	14%	10%	12%
Corporate	20%	26%	21%
Total	100%	100%	100%

Since the inception of the 2022 Global Productivity Initiative, the Company has incurred cumulative pretax charges of $139 ($110 aftertax) in connection with the implementation of various projects as follows:

Cumulative Charges
as of September 30, 2023
Employee-Related Costs	$125
Incremental Depreciation	—
Asset Impairments	1
Other	13
Total	$139

The following table summarizes the activity for the restructuring and related implementation charges discussed above and the related accruals:

	Nine Months Ended September 30, 2023
	Employee-Related Costs	Incremental Depreciation	Asset Impairments	Other	Total
Balance at December 31, 2022	$30	$—	$1	$3	$34
Charges	23	—	—	6	29
Cash Payments	(38)	—	—	(8)	(46)
Charges against assets	(4)	—	(1)	—	(5)
Foreign exchange	5	—	—	—	5
Balance at September 30, 2023	$16	$—	$—	$1	$17

Employee-Related Costs primarily include severance and other termination benefits and are calculated based on long-standing benefit practices, written severance policies, local statutory requirements and, in certain cases, voluntary termination arrangements. Employee-Related Costs also include pension enhancements of $4 for the nine months ended September 30, 2023, which are reflected as Charges against assets within Employee-Related Costs in the preceding tables as the corresponding balance sheet amounts are reflected as a reduction of pension assets or an increase in pension liabilities.

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

Net sales growth (GAAP) and organic sales growth (Net sales growth excluding the impact of foreign exchange, acquisitions and divestments) (non-GAAP) are discussed in this Quarterly Report on Form 10-Q. Management believes the organic sales growth measure provides investors and analysts with useful supplemental information regarding the Company’s underlying sales trends by presenting sales growth excluding the external factor of foreign exchange, as well as the impact of acquisitions and divestments, as applicable. A reconciliation of organic sales growth to Net sales growth for the three and nine months ended September 30, 2023 is provided below.

Gross profit, Gross profit margin, Selling, general and administrative expenses, Selling, general and administrative expenses as a percentage of Net sales, Other (income) expense, net, Operating profit, Operating profit margin, Non-service related postretirement costs, effective income tax rate, Net income attributable to Colgate-Palmolive Company and Earnings per share on a diluted basis are discussed in this Quarterly Report on Form 10-Q both on a GAAP basis and excluding, as applicable, charges resulting from the ERISA litigation matter, the foreign tax matter, the 2022 Global Productivity Initiative, product recall costs, a gain on the sale of land in Asia Pacific and acquisition-related costs. These non-GAAP financial measures exclude items that, either by their nature or amount, management would not expect to occur as part of the Company’s normal business on a regular basis, such as restructuring charges, charges for certain litigation and tax matters, acquisition-related costs, gains and losses from certain divestitures and certain other unusual, non-recurring items. Investors and analysts use these financial measures in assessing the Company’s business performance, and management believes that presenting these financial measures on a non-GAAP basis provides them with useful supplemental information to enhance their understanding of the Company’s underlying business performance and trends. These non-GAAP financial measures also enhance the ability to compare period-to-period financial results. A reconciliation of each of these non-GAAP financial measures to the most directly comparable GAAP financial measures for the three and nine months ended September 30, 2023 and 2022 is presented within the applicable section of Results of Operations.

The following tables provide a quantitative reconciliation of Net sales growth to organic sales growth for the three and nine months ended September 30, 2023:

Three Months Ended September 30, 2023	Net Sales Growth (GAAP)	Foreign Exchange Impact	Acquisitions and Divestments Impact	Organic Sales Growth (Non-GAAP)
Oral, Personal and Home Care
North America	3.5%	—%	—%	3.5%
Latin America	20.0%	5.0%	—%	15.0%
Europe	14.5%	7.5%	—%	7.0%
Asia Pacific	(4.0)%	(2.5)%	—%	(1.5)%
Africa/Eurasia	(7.5)%	(23.0)%	—%	15.5%
Total Oral, Personal and Home Care	7.5%	—%	—%	7.5%
Pet Nutrition	21.5%	0.5%	6.0%	15.0%
Total Company	10.5%	0.5%	1.0%	9.0%

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Nine Months Ended September 30, 2023	Net Sales Growth (GAAP)	Foreign Exchange Impact	Acquisitions and Divestments Impact	Organic Sales Growth (Non-GAAP)
Oral, Personal and Home Care
North America	2.5%	(0.5)%	—%	3.0%
Latin America	16.0%	1.0%	—%	15.0%
Europe	6.5%	1.0%	—%	5.5%
Asia Pacific	(2.0)%	(4.5)%	—%	2.5%
Africa/Eurasia	1.5%	(16.0)%	—%	17.5%
Total Oral, Personal and Home Care	6.0%	(2.0)%	—%	8.0%
Pet Nutrition	19.5%	(1.0)%	7.5%	13.0%
Total Company	9.0%	(1.5)%	1.5%	9.0%

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

Net cash provided by operations increased 39% to $2,609 in the first nine months of 2023, compared with $1,883 in the first nine months of 2022, primarily due to an improvement in working capital. The Company’s working capital was (2.1%) as a percentage of Net sales as of September 30, 2023 as compared to (1.9%) as of September 30, 2022. The Company defines working capital as the difference between current assets (excluding Cash and cash equivalents and marketable securities, the latter of which is reported in Other current assets) and current liabilities (excluding short-term debt).

Investing activities used $599 of cash in the first nine months of 2023, compared to $1,428 in the first nine months of 2022. Investing activities in the first nine months of 2022 included the Company’s acquisition of businesses from Red Collar Pet Foods and Nutriamo discussed in Note 4, Acquisitions to the Consolidated Financial Statements.

Capital expenditures were $508 in the first nine months of 2023 compared to $475 in the first nine months of 2022. Capital expenditures for 2023 are expected to be approximately 4.0% of Net sales. The Company continues to focus its capital spending on projects that are expected to yield high aftertax returns.

Financing activities used $1,801 of cash during the first nine months of 2023, compared with $286 used in the first nine months of 2022. This primarily reflects higher repayments of commercial paper compared with the comparable period of 2022 and the principal payment of debt in the first nine months of 2023.

Long-term debt, including the current portion, decreased to $8,706 as of September 30, 2023, as compared to $8,755 as of December 31, 2022, and total debt was $8,724 as of September 30, 2023, compared to $8,766 as of December 31, 2022.

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

Domestic and foreign commercial paper outstanding was $1,170 and $1,778 as of September 30, 2023 and December 31, 2022, respectively. The average daily balances outstanding for commercial paper in the first nine months of 2023 and 2022 were $1,886 and $1,823, respectively. The Company classifies commercial paper and certain current maturities of notes payable as long-term debt when it has the intent and ability to refinance such obligations on a long-term basis, including, if necessary, by utilizing its unused lines of credit (including under the facility discussed below) or by issuing long-term debt pursuant to an effective shelf registration statement. In November 2022, the Company entered into an amended and restated $3,000 five-year revolving credit facility with a syndicate of banks for a five-year term expiring November 2027, which replaced, on substantially similar terms, the Company’s $3,000 revolving credit facility that was scheduled to expire in August 2026. Commitment fees related to the credit facility were not material.

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

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Cash and cash equivalents increased $176 during the first nine months of 2023 to $951 at September 30, 2023, compared to $775 at December 31, 2022, the majority of which ($905 and $735 respectively) was held by the Company’s foreign subsidiaries.

For additional information regarding liquidity and capital resources, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Goodwill and Intangible Assets

Due primarily to the continued impact of the COVID-19 pandemic on the Filorga skin health business and the impact of significantly higher interest rates, in the fourth quarter of 2022 the Company recorded an impairment charge to adjust the carrying values of the indefinite-lived trademark, customer relationships and goodwill of its Filorga reporting unit to their respective fair values. As of the date of the annual goodwill and indefinite-lived impairment test, the fair value of the Filorga reporting unit and indefinite-lived trademark continue to approximate their carrying value.

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

Cautionary Statement on Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the SEC in its rules, regulations and releases that set forth anticipated results based on management’s current plans and assumptions. Such statements may relate, for example, to sales or volume growth, net selling price increases, organic sales growth, profit or profit margin levels, earnings per share levels, financial goals, the impact of foreign exchange, the impact of COVID-19, the impact of the war in Ukraine, the impact of the Israel-Hamas war, cost-reduction plans (including the 2022 Global Productivity Initiative), tax rates, interest rates, new product introductions, digital capabilities, commercial investment levels, acquisitions, divestitures, share repurchases or legal or tax proceedings, among other matters. These statements are made on the basis of the Company’s views and assumptions as of this time and the Company undertakes no obligation to update these statements whether as a result of new information, future events or otherwise, except as required by law or by the rules and regulations of the SEC. Moreover, the Company does not, nor does any other person, assume responsibility for the accuracy and completeness of those statements. The Company cautions investors that any such forward-looking statements are not guarantees of future performance and that actual events or results may differ materially from those statements. Actual events or results may differ materially because of factors that affect international businesses and global economic conditions, as well as matters specific to the Company and the markets it serves, including the uncertain macroeconomic and political environment in different countries, including as a result of inflation and rising interest rates, and its effect on consumer spending habits, foreign currency rate fluctuations, exchange controls, tariffs, sanctions, price or profit controls, labor relations, changes in foreign or domestic laws, or regulations or their interpretation, political and fiscal developments, including changes in trade, tax and immigration policies, increased competition and evolving competitive practices (including from the growth of eCommerce and the entry of new competitors and business models), the ability to operate and respond effectively during a pandemic, epidemic or widespread public health concern, including COVID-19, the ability to manage disruptions in our global supply chain and/or key office facilities, the ability to manage the availability and cost of raw and packaging materials and logistics costs, the ability to maintain or increase selling prices as needed, changes in the policies of retail trade customers, the emergence of alternative retail channels, the growth of eCommerce and the rapidly changing retail landscape (as consumers increasingly shop online), the ability to develop innovative new products, the ability to continue lowering costs and operate in an agile manner, the ability to maintain the security of our information technology systems from a cyber-security incident or data breach, the ability to address the effects of climate change and achieve our sustainability and social impact goals, the ability to complete acquisitions and divestitures as planned, the ability to successfully integrate acquired businesses, the ability to attract and retain key employees and integrate DE&I initiatives across our organization, the uncertainty of the outcome of legal proceedings, whether or not the Company believes they have merit, and the ability to address uncertain or unfavorable global economic conditions, including inflation, disruptions in the credit markets and tax matters. For information about these and other factors that could impact the Company’s business and cause actual results to differ materially from forward-looking statements, refer to the Company’s filings with the SEC (including, but not limited to, the information set forth under the captions “Risk Factors” and “Cautionary Statement on Forward-Looking Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 and subsequent filings with the SEC).

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

COLGATE-PALMOLIVE COMPANY

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chairman of the Board, President and Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2023 (the “Evaluation”). Based upon the Evaluation, the Company’s Chairman of the Board, President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) are effective.

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

The following table shows the stock repurchase activity for the three months in the quarter ended September 30, 2023:

Month	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(3) (in millions)
July 1 through 31, 2023	1,190,694	$76.36	1,189,888	$3,336
August 1 through 31, 2023	1,436,160	$74.95	1,433,000	$3,229
September 1 through 30, 2023	1,983,531	$72.47	1,846,100	$3,095
Total	4,610,385	$74.25	4,468,988

(1) Includes share repurchases under the 2022 Program and those associated with certain employee elections under the Company’s compensation and benefit programs.
(2) The difference between the total number of shares purchased and the total number of shares purchased as part of publicly announced plans or programs is 141,397 shares, which represents shares deemed surrendered to the Company to satisfy certain employee elections under the Company’s compensation and benefit programs.
(3) Includes approximate dollar value of shares that were available to be purchased under the publicly announced plans or programs that were in effect as of September 30, 2023.

COLGATE-PALMOLIVE COMPANY

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not Applicable.

Item 5.    Other Information

(c) Trading Plans

During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

COLGATE-PALMOLIVE COMPANY

Item 6.    Exhibits

Exhibit No.	Description
10-A	Colgate-Palmolive Company Executive Severance Plan, as amended and restated through September 13, 2023 (Registrant hereby incorporates by reference Exhibit 10-A to its Current Report on Form 8-K filed on September 15, 2023, File No. 1-644.)*

10-B	Form of Nonqualified Option Award Agreement used in connection with grants under the Colgate-Palmolive Company 2019 Incentive Compensation Plan.* **

10-C	Form of Restricted Stock Unit Award Agreement used in connection with grants under the Colgate-Palmolive Company 2019 Incentive Compensation Plan.* **

31-A	Certificate of the Chairman of the Board, President and Chief Executive Officer of Colgate-Palmolive Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.**

31-B	Certificate of the Chief Financial Officer of Colgate-Palmolive Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.**

32
Certificate of the Chairman of the Board, President and Chief Executive Officer and the Chief Financial Officer of Colgate-Palmolive Company pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350.***

101
The following materials from Colgate-Palmolive Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2023, formatted in Inline eXtensible Business Reporting Language (Inline XBRL): (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Changes in Shareholders’ Equity; and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

__________
* Indicates a management contract or compensatory plan.

** Filed herewith.

*** Furnished herewith.

COLGATE-PALMOLIVE COMPANY
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLGATE-PALMOLIVE COMPANY
(Registrant)

Principal Executive Officer:

October 27, 2023	/s/ Noel R. Wallace
Noel R. Wallace
Chairman of the Board, President and Chief Executive Officer

Principal Financial Officer:

October 27, 2023	/s/ Stanley J. Sutula III
Stanley J. Sutula III
Chief Financial Officer

Principal Accounting Officer:

October 27, 2023	/s/ Gregory O. Malcolm
Gregory O. Malcolm
Executive Vice President and Controller