Form 10-K
period 2023-12-31
COLGATE PALMOLIVE CO
filed 2024-02-15
CIK 21665

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
If securities are registered pursuant to Section 12(b) of the Exchange Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of Colgate-Palmolive Company Common Stock held by non-affiliates as of June 30, 2023 (the last business day of its most recently completed second quarter) was approximately $63.6 billion.
There were 823,150,919 shares of Colgate-Palmolive Company Common Stock outstanding as of January 31, 2024.
DOCUMENTS INCORPORATED BY REFERENCE:

Documents	Form 10-K Reference
Portions of Proxy Statement for the 2024 Annual Meeting of Stockholders	Part III, Items 10 through 14

Colgate-Palmolive Company

PART I

ITEM 1.    BUSINESS

General Development of the Business

Colgate-Palmolive Company (together with its subsidiaries, “we,” “us,” “our,” the “Company” or “Colgate”) is a caring, innovative growth company reimagining a healthier future for all people, their pets and our planet. We seek to deliver sustainable, profitable growth and superior shareholder returns, as well as provide Colgate people with an innovative and inclusive work environment. We do this by developing and selling science-led products globally that make people’s and their pets’ lives healthier and more enjoyable and by embracing our sustainability and social impact and diversity, equity and inclusion (“DE&I”) strategies across our organization. Our products are marketed in over 200 countries and territories throughout the world. Colgate was founded in 1806 and incorporated under the laws of the State of Delaware in 1923.

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

We manufacture and market a wide array of products for the Home Care market, including Ajax, Axion and Palmolive dishwashing liquids, Ajax, Fabuloso and Murphy household cleaners and Suavitel, Soupline, Fluffy and Cuddly fabric conditioners.

Sales of Oral, Personal and Home Care products accounted for 42%, 19% and 17%, respectively, of our total worldwide Net sales in 2023. Geographically, Oral Care is a substantial part of our business in Asia Pacific.

Through our Hill’s Pet Nutrition segment (“Hill’s” or “Pet Nutrition”), we are a world leader in specialty pet nutrition products for dogs and cats with products marketed in over 80 countries and territories worldwide. Hill’s markets pet foods primarily under two brands. Hill’s Science Diet, which is called Hill’s Science Plan in Europe, is a range of products for everyday nutritional needs. Hill’s Prescription Diet is a range of therapeutic pet foods to help nutritionally support dogs and cats in different stages of health. Sales of Pet Nutrition products accounted for 22% of our total worldwide Net sales in 2023.

For more information regarding our worldwide Net sales by product category, refer to Note 1, Nature of Operations and Note 14, Segment Information to the Consolidated Financial Statements.

For additional information regarding market share data, see “Market Share Information” in Part II, Item 7 of this report.

Distribution; Raw Materials; Competition; Trademarks and Patents

Our Oral, Personal and Home Care products are sold to a variety of traditional and eCommerce retailers, wholesalers and distributors worldwide. Pet Nutrition products are sold by authorized pet supply retailers, veterinarians and eCommerce retailers. Certain of our products are also sold direct-to-consumer. Our sales to Walmart, Inc. and its affiliates represented approximately 11% of our Net sales in 2023. No other customer represented more than 10% of our Net sales. We support our products with advertising, promotion and other marketing (with increasing emphasis on digital) to build awareness and trial of our products. Our products are marketed by a direct sales force at individual operating subsidiaries or business units and by distributors or brokers.

The majority of raw and packaging materials used in our products is purchased from other companies and is available from several sources. No single raw or packaging material represents, and no single supplier provides, a significant portion of our total material requirements. We do, however, purchase certain key raw and packaging materials from single-source suppliers or a limited number of suppliers. For certain materials, new suppliers may have to be qualified under industry, governmental and/or Colgate standards (including those relating to responsible sourcing), which can require additional investment and/or take a significant period of time. Raw and packaging material commodities, such as resins, essential oils, tropical oils, pulp, tallow, corn, poultry and soybeans, are subject to market price variations. For further information regarding the impact of changes in commodity prices, see Item 1A, “Risk Factors - Volatility in material and other costs has in the past and may continue to adversely impact our profitability” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our products are sold in a highly competitive global marketplace which has experienced increased retail trade concentration, the substantial growth of eCommerce, the integration of traditional and digital operations at key retailers and the growing presence of large-format retailers, discounters and eCommerce retailers. Products similar to ours are available from multinational and local competitors in the U.S. and around the world. Certain of our competitors are larger and have greater resources than we do. In addition, the substantial growth in eCommerce has encouraged the entry of new competitors and business models. In certain geographies, we also face strong local competitors, who may be more agile and have better local consumer insights than we do. Private label brands sold by retailers are also a source of competition for certain of our products.

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

We consider trademarks to be material to our business. We follow a practice of seeking trademark protection in the U.S. and throughout the world where our products are sold. Principal global and regional trademarks include Colgate, Palmolive, Darlie, elmex, hello, meridol, Sorriso, Tom’s of Maine, EltaMD, Filorga, Irish Spring, Lady Speed Stick, PCA SKIN, Protex, Sanex, Softsoap, Speed Stick, Ajax, Axion, Fabuloso, Murphy, Soupline and Suavitel, as well as Hill’s Science Diet and Hill’s Prescription Diet. Our rights in these trademarks endure for as long as they are used and/or registered. Although we actively develop and maintain a portfolio of patents, no single patent is considered significant to the business as a whole.

Government Regulations

As a global company, we are subject to extensive governmental regulations, including environmental rules and regulations, in the U.S. and abroad. The most significant government regulations that impact our business are discussed below. It is our policy and practice to comply with all government regulations applicable to our business. In 2023, compliance with these regulations did not have, and we do not expect such compliance in the future to have, a material adverse effect on our capital expenditures, earnings or competitive position. For further discussion of how global legal and regulatory requirements may impact our business, see Part I, Item 1A, “Risk Factors.”

Product Development: Legal and regulatory requirements apply to most aspects of our products, including their development, ingredients, formulation, manufacture, packaging, labeling, storage, transportation, distribution, export, import, advertising, sale and environmental impact. U.S. federal authorities, including the U.S. Food and Drug Administration, the Federal Trade Commission, the Consumer Product Safety Commission, the Occupational, Health and Safety Administration and the Environmental Protection Agency, regulate different aspects of our business, along with parallel authorities at the state and local levels and comparable authorities overseas.

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

Trade Compliance: We are subject to laws and sanctions imposed by the U.S., including those imposed by the U.S. Treasury Department’s Office of Foreign Asset Control (“OFAC”) and/or by other jurisdictions that may prohibit us or certain of our affiliates from doing business in certain countries or restrict the kind of business that may be conducted. For information regarding the impact of the war in Ukraine, refer to Part II, Item 7 “Management’s Discussions and Analysis of Financial Condition and Results of Operations - Executive Overview.”

Human Capital Management

Human capital matters at Colgate are managed by our Global Human Resources function, led by our Chief Human Resources Officer, with oversight from the Personnel and Organization Committee of our Board of Directors (the “Board”). As of December 31, 2023, we had approximately 34,000 employees based in over 100 countries. Approximately two-thirds of our revenues are generated from markets outside the U.S. and 84% of our employees are located outside the U.S. Approximately 34% of our employees are based in Asia Pacific, 30% are based in Latin America, 14% are based in Europe, 17% are based in North America and 5% are based in Africa/Eurasia. Our global workforce covers a broad range of functions, from manufacturing employees to management personnel and certain of our employees are represented by unions or works councils.

Colgate’s Culture and Core Values

Colgate’s purpose is to reimagine a healthier future for all people, their pets and our planet.

We believe Colgate people are crucial to our ongoing business success and aim to recruit, develop and retain strong and diverse talent. We celebrate differences, promote an equitable and inclusive environment and value the contributions of all Colgate people. At Colgate, we are proud of our collaborative spirit - what we call The Power of WE.

Colgate people, working around the world, share a commitment to our three corporate values: We are Caring, We are Inclusive and We are Courageous. These evolved values, which were reimagined in 2023, represent who we are and inspire Colgate people to carry Colgate forward into the future. By encouraging Colgate people to be more caring, inclusive and courageous every day, our goal is to create a healthier future for ourselves and others. Underlying these values and our strong culture is the commitment of all Colgate people to maintain the highest ethical standards and demonstrate ethical leadership, including compliance with Colgate policies and our Code of Conduct.

WE ARE CARING: We are united in making the world a better place. We believe everyone deserves a healthier life. We lead with empathy, respect and gratitude. We act with integrity, doing things the right way, for the right reasons no matter what. We support others by generously sharing our resources and talents. We work every day to earn the trust of all of our stakeholders.

WE ARE INCLUSIVE: We create a sense of belonging for all and cultivate an environment where people can be their authentic selves. We foster a culture of belonging where Colgate people feel valued, part of a global team, and empowered to do extraordinary things. We design the best solutions by embracing the unique talents, perspectives and backgrounds of our diverse workforce. We form the strongest teams and create powerful pathways for our people and communities, to break through everyday barriers to equality of opportunity.

WE ARE COURAGEOUS: We drive change and get things done. We are infinitely curious, constantly searching for better ways of working. We challenge each other and how we do things, unafraid to disrupt the status quo, boldly and intentionally innovating, exploring and reaching for what is possible. We recognize that to grow and thrive we must build on the power of our legacy, our scale and reach for good and for all.

We are committed to getting better every day in all that we do, as individuals and as teams. We continue to drive a learning culture and transform our learning strategy to better meet our evolving business needs. We provide our employees with learning experiences focused on building leadership skills and offer training programs that are closely aligned with our business strategy. We continue to embed digital capabilities across the organization. Through our continuous learning program, our employees have the opportunity to enhance their knowledge of data analytics and digital skills. We are also committed to listening to our employees and seeing how the company is evolving and growing through regular employee engagement surveys.

We also recently launched a new leadership framework anchored in three core principles: cultivate trust, create the future and commit to impact. We believe these principles serve as a foundation to guide our ongoing transformation by defining the behaviors that Colgate people need to model.

Diversity, Equity & Inclusion

As a truly global company, it is important that our employees reflect the diversity of the communities in which we live and work. As of December 31, 2023, our global workforce was approximately 59% male and 41% female. Women represented approximately 54% of our salaried and clerical employees, 46% of our people managers, 45% of Colgate’s executives and 38% of senior leadership. Measuring the race/ethnicity of our workforce is challenging to do on a global basis. In the U.S., on an employee self-reported basis, the racial/ethnic composition of our workforce was approximately 67% White, 12% Hispanic, 10% Black, 9% Asian and 2% Other. The racial/ethnic composition of our people managers was approximately 61% White, 16% Hispanic, 14% Asian and 9% Black; the composition of our executives was approximately 56% White, 20% Hispanic, 16% Asian, 7% Black and 1% Other; and the composition of senior leadership was approximately 59% White, 17% Hispanic, 12% Asian and 12% Black. “Other” refers to American Indian/Alaska Native, two or more races or Native Hawaiian/other Pacific Islander. In this section, “people managers” refers to employees with roles that have at least one direct report, “executives” refers to those employees who are eligible to participate in Colgate’s equity incentive compensation plans and “senior leadership” refers to employees who are Senior Vice Presidents and above.

We are committed to providing all of our employees with an equitable and inclusive work environment, learning opportunities and promotion and growth opportunities. A vital piece of our DE&I strategy has been ensuring that our succession planning process incorporates the equal opportunity for advancement of women and people from underrepresented communities. To help further foster inclusiveness, we support employee resource groups for team members of many different identities, interests and backgrounds, including underrepresented communities. Each of these resource groups contributes to our inclusive work environment by developing and implementing programs to promote business and community involvement as well as cultural awareness. We also partner with external organizations to develop an inclusive and supportive work environment.

Our global DE&I strategy aims to further advance our commitment to become an even more diverse, equitable and inclusive organization through its four pillars of People, Community, Supplier Diversity and Communication. Consistent with this strategy, we are working to implement policies, learning experiences and processes that promote awareness, empathy, advocacy and opportunity; become an ally for positive change for the underserved in communities in which we live and work; support minority and women-owned suppliers to enable success of diversity-owned businesses; and promote dialogue around DE&I to increase awareness and advance the culture change to achieve our vision. Our Board, through its Nominating, Governance and Corporate Responsibility Committee and Personnel and Organization Committee, receives regular updates from management on our DE&I efforts.

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

Compensation Philosophy

Given the importance of Colgate people to our business success, motivating and retaining critical talent is a key focus. We view compensation as an important tool to motivate leaders at all levels of the organization. For information regarding our compensation philosophy and executive compensation programs, please see our Proxy Statement to be filed with the United States Securities and Exchange Commission (the “SEC”) in connection with the 2024 Annual Meeting of Stockholders.

Sustainability and Social Impact

Sustainability is critically important to our overall business and growth strategy. Our 2025 Sustainability & Social Impact Strategy is focused on three key ambitions - preserving our environment by accelerating action on climate change and reducing our environmental footprint; helping millions of homes by empowering people to develop healthier habits; and driving social impact with a commitment to helping to ensure the well-being of all people and their pets. These ambitions are supported by actionable targets consistent with our continued commitment to building environmental and social consciousness into our decision-making.

In 2023, we made progress on the targets set forth in our 2025 Sustainability & Social Impact Strategy.

Reduce Plastic Waste: As a positive step toward achieving our target to make all of our packaging recyclable, reusable or compostable by 2025, we continue to implement our first-of-its-kind recyclable toothpaste tube across our toothpaste portfolio. We introduced this tube in 2019 and, as of December 31, 2023, we have transitioned approximately 60% of our toothpaste SKUs globally and approximately 90% of our toothpaste SKUs in North America to it. The recyclable toothpaste tube is now available in over 50 countries worldwide. We continue to share the tube technology with third parties by holding approximately 80 sessions to encourage recyclability of all tubes in practice and at scale. We are also focused on working with recycling stakeholders and partnering with key third parties to drive tube acceptance and communicating that consumers should check with their local facilities to see if they accept the tubes for recycling. We also remain committed to reducing our use of new (virgin) plastic across our portfolio and continue to make progress toward our target to reduce new (virgin) plastic by one-third versus 2019. We are working towards this target with product design changes and by increasing recycled content in our packaging.

Accelerate Action on Climate Change: We are taking steps to accelerate action on climate change through science-based near-term, long-term and Net Zero 2040 emissions targets across our operations and supply chain, which have been approved by The Science Based Targets initiative. To support our target to become Net Zero carbon in our operations by 2040, we have built a global renewable energy master plan which includes roadmaps by division to cover our manufacturing facilities and owned warehouses, global technology centers and offices. Renewable energy agreements are a valuable part of this renewable energy master plan. In 2023, we signed a long-term virtual power purchase agreement for a solar energy farm outside of Waco, Texas, which will be a long-term source of clean, renewable energy in the United States. Upon completion, the solar farm is expected to produce the equivalent of 100% of our U.S.-based operational electricity needs.

Lead with Zero Waste Facilities: It is our goal to achieve TRUE certification for zero waste at 100% of our operations, which we define as our manufacturing facilities, owned and operated warehouses, global technology centers and strategic offices, by 2025. In 2023, four more of our sites achieved TRUE certification. That brings the total number of TRUE certified sites to 36 across five continents in 21 countries, as of December 31, 2023.

Social Impact: Colgate Bright Smiles, Bright Futures is our flagship oral health education and well-being initiative. Since the program was established in 1991, we have reached approximately 1.7 billion children and their families in more than 100 countries. Through our Hill’s Food, Shelter & Love program, we have helped over 14 million shelter pets find forever homes since 2002.

Additional information about our sustainability targets and efforts, including our 2022 Sustainability and Social Impact Report, our 2023 Climate Transition & Net Zero Action Plan and our reports aligned with the Task Force on Climate-related Financial Disclosures (TCFD) recommendations and Sustainability Accounting Standards Board (SASB) can be found in the Sustainability section of our website at https://www.colgatepalmolive.com/sustainability. References to these reports and our website are for informational purposes only and neither the reports nor the other information on our website is incorporated by reference into this Annual Report on Form 10-K.

Information about our Executive Officers

The following is a list of our executive officers as of February 15, 2024:

Name	Age	Date First Elected Executive Officer	Present Title
Noel R. Wallace	59	2009	Chairman of the Board, President and Chief Executive Officer
Stanley J. Sutula III	58	2020	Chief Financial Officer
Jennifer M. Daniels	60	2014	Chief Legal Officer and Secretary
John W. Kooyman	59	2019	Chief of Staff
Prabha Parameswaran	65	2019	Group President, Growth and Strategy
Panagiotis Tsourapas	59	2019	Group President, Europe and Developing Markets
Sally Massey	50	2020	Chief Human Resources Officer
Gregory O. Malcolm	56	2022	Executive Vice President and Controller

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

We operate on a global basis serving consumers in more than 200 countries and territories with approximately two-thirds of our Net sales originating in markets outside the U.S. While geographic diversity helps to reduce our exposure to risks in any one country or part of the world, it also means that we face risks associated with significant international operations, including, but not limited to:

•changing macroeconomic conditions in our markets, including as a result of inflationary pressure, the war in Ukraine, the Israel-Hamas war, volatile commodity prices and increases and/or volatility in the cost of raw and packaging materials, labor, energy and logistics;

•political instability or uncertainty, including as a result of elections, economic instability, geopolitical events and tensions, wars and military conflicts, such as the war in Ukraine, the Israel-Hamas war and tensions between China and Taiwan;

•environmental events, widespread health emergencies, such as pandemics or epidemics, natural disasters or social or labor unrest;

•changes in exchange rates for foreign currencies, which may reduce the U.S. dollar value of revenues, profits and cash flows from non-U.S. markets or increase our supply costs, as measured in U.S. dollars, in those markets;

•exchange controls and other limits on our ability to import or export raw materials or finished product, including as a result of the war in Ukraine and the Israel-Hamas war, or to repatriate earnings from overseas;

•lack of well-established, reliable and/or impartial legal systems in certain countries where we operate and difficulties in enforcing contractual, intellectual property or other legal rights;

•foreign ownership and investment restrictions and the potential for nationalization or expropriation of property or other resources; and

•changes to trade policies and agreements and other foreign or domestic legal and regulatory requirements, including those resulting in potentially adverse tax consequences or the imposition of and/or the increase in trade restrictions and/or tariffs, sanctions, price controls, labor laws, travel or immigration restrictions (including as a result of pandemics, epidemics or other widespread health emergencies), profit controls or other government controls, including as a result of the war in Ukraine and the Israel-Hamas war.

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

We face risks resulting from political and macroeconomic instability and geopolitical events and tensions, such as the ongoing war in Ukraine, the Israel-Hamas war and tensions between China and Taiwan. These situations are evolving and significant uncertainties regarding their full impact or their related impacts on the global economy and geopolitical relations in general and on our business in particular remain. These geopolitical conflicts and tensions may also heighten other risks disclosed in this Annual Report on Form 10-K, any of which could have an adverse impact on our business, results of operations, cash flows or financial condition.

The war in Ukraine and the related geopolitical tensions have had and continue to have a significant impact on our operations in Ukraine and Russia, though it has not been material to our Consolidated Financial Statements. In Russia, we are importing and selling a reduced portfolio of health and hygiene products for everyday use. We have no manufacturing facilities in Russia and have ceased all capital investments and media activities in Russia. For the year ended December 31, 2023, our business in the Eurasia region constituted approximately 2% of our consolidated net sales and approximately 3% of our consolidated operating profit. We, however, have experienced, and expect to continue to experience, risks related to the impact of the war in Ukraine, including increases in the cost and, in certain cases, limitations on the availability of certain raw and packaging materials and commodities (including oil and natural gas), supply chain and logistics challenges, import restrictions, foreign currency volatility and reputational concerns. We also face challenges to our ability to repatriate cash from Russia and find banking partners in Russia and may face challenges to our ability to protect our assets in Russia. We also continue to monitor the impact of the sanctions, export controls and import restrictions imposed in response to the war in Ukraine.

The Israel-Hamas war has not had a material impact on our Consolidated Financial Statements. Uncertainties and risks remain as to the duration of the war and its impact on geopolitical relations and stability in North Africa, the Middle East and nearby regions. The war has impacted and may continue to impact, among other things, supply chain and logistics, the availability and price of raw and packaging materials and commodities, such as oil, consumer sentiment and consumption and category growth rates in the region.

Furthermore, the imposition of tariffs and/or increase in tariffs on various products by the United States and other countries have introduced greater uncertainty with respect to trade policies and government regulations affecting trade between the United States and other countries and new and/or increased tariffs have subjected, and may continue in the future to subject, us to additional costs and expenditure of resources. Major developments in trade relations, including the imposition of new or increased tariffs by the United States and/or other countries, such as China, and any nationalist trends in specific countries could alter the trade environment and consumer purchasing behavior which, in turn, could have a material effect on our business, results of operations, cash flows and financial condition.

In an effort to minimize the impact on earnings of foreign currency rate movements, we engage in a combination of selling price increases, where permitted, sourcing strategies, cost containment measures and selective hedging of foreign currency transactions. However, the impact of these measures has not and may not in the future fully offset any negative impact of foreign currency rate movements on our business, results of operations, cash flows and financial condition.

Significant competition in our industry could adversely affect our business.

We face vigorous competition worldwide, including from strong local competitors and from other large, multinational companies, some of which have greater resources than we do. In addition, the substantial growth in eCommerce has encouraged the entry of new competitors and business models.

We face competition in several aspects of our business, including pricing, promotional activities, new product introductions and expansion into new geographies and channels. Some of our competitors may spend more aggressively on or have more effective advertising and promotional activities than we do, introduce competing products more quickly and/or respond more effectively to business and economic conditions and changing consumer preferences, including by launching innovative new products. Such competition also extends to administrative and legal challenges of product claims and advertising. Our success is and will likely increasingly be dependent on our ability to effectively leverage existing and emerging digital technologies, such as artificial intelligence and data analytics, to gain new commercial insights and develop relevant marketing and advertising to reach customers and consumers. Our ability to compete also depends on the strength of our brands and on our ability to enforce and defend our intellectual property, including patent, trademark, copyright, trade secret and trade dress rights, against infringement and legal challenges by competitors.

We may be unable to anticipate the timing and scale of such initiatives or challenges by competitors or to successfully respond to them, which could harm our business and/or reputation. In addition, the cost of responding to such initiatives and challenges, including management time, out-of-pocket expenses and price reductions, may affect our performance. A failure to compete effectively could adversely affect our business, results of operations, cash flows and financial condition.

Increasing dependence on key retailers in developed markets, changes in the policies of our retail trade customers, the emergence of alternative retail channels and the rapidly changing retail landscape and changing consumer preferences may adversely affect our business.

Our products are sold in a highly competitive global marketplace which has experienced increased trade concentration and the growing presence of large-format retailers, discounters and eCommerce retailers. With the growing trend toward retail trade consolidation, the substantial growth of eCommerce and the integration of traditional and digital operations at key retailers, we are increasingly dependent on certain retailers, and some of these retailers have and may continue to have greater bargaining strength than we do. They have used and may continue to use this leverage to demand higher trade discounts, allowances, slotting fees or increased investment, including through display media, paid search and co-op programs, which have led to and could continue to lead to reduced sales or profitability in certain markets. The loss of a key customer or distributor or a significant reduction in sales to a key customer or distributor could adversely affect our business, results of operations, cash flows and financial condition. For additional information regarding our customers, see “Distribution; Raw Materials; Competition; Trademarks and Patents” in Item 1 “Business.”

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

Further, consumer preferences continue to evolve due to a number of factors, including evolving consumer concerns or perceptions (whether or not valid) regarding environmental, social and governance (“ESG”) practices, including the sourcing and sustainability of raw and packaging materials, a growing demand for natural or organic products and ingredients and ingredient transparency, evolving consumer concerns or perceptions regarding the effects of ingredients, changing consumer sentiment toward non-local products or sources and changing perceptions of and increased focus on labor and human rights and environmental impacts (including responsible sourcing, deforestation, packaging, plastic, energy and water use and waste management).

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

Our ability to quickly innovate to adapt and market our products and to adapt our packaging or the sustainability profile of our products to meet evolving consumer preferences and/or regulatory requirements is an essential part of our business strategy. The failure to develop and launch successful new products or to adapt our packaging, the sustainability profile of our products or supply chain to meet such preferences could hinder the growth of our business and any delay in the development or launch of a new product could result in us not being the first to market, which could compromise our competitive position and adversely affect our business, results of operations, cash flows and financial condition. In addition, our success in launching new products is also dependent on our ability to deliver effective and efficient marketing in an evolving media landscape (including digital), which is subject to dynamic and increasingly restrictive privacy requirements and emerging regulations. Our ability to launch new products, including our ability to deliver effective and efficient marketing campaigns, is also impacted by our ability to successfully adopt new technologies, such as artificial intelligence, including generative artificial intelligence.

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

Maintaining our strong reputation with consumers and our trade partners globally is critical to selling our branded products. Accordingly, we devote significant time and resources to programs designed to protect and preserve our reputation, such as our ethics and compliance, ESG, brand protection and product safety, regulatory and quality initiatives and our enterprise risk management program. Negative publicity about us, our brands, our products, our supply chain, our ingredients, our packaging, our ESG practices, or our employees, whether or not deserved, could jeopardize our reputation. Such negative publicity could relate to, among other things, health concerns, threatened or pending litigation or regulatory proceedings, animal welfare, labor and human rights and environmental impact (including responsible sourcing, deforestation, packaging, plastic, energy and water use and waste management) or our ESG practices. In addition, the proliferation of digital and social media has greatly increased the accessibility of information, the speed of its dissemination and the potential for negative publicity and misinformation. Negative publicity, posts or comments on digital and social media, whether true or untrue, could damage our brands and our reputation. The success of our brands could also suffer if our marketing initiatives do not have the desired impact on a brand’s image or its ability to attract consumers.

In addition, the legal, regulatory and ethics landscape around the use of artificial intelligence, including generative artificial intelligence, is rapidly evolving. Our ability to adapt and use this emerging technology in an effective and ethical manner may impact our reputation and our ability to compete, as outputs from generative artificial intelligence models could be, among other things, false, biased or inconsistent with our values or strategies. Further, the use of generative artificial intelligence tools may compromise our confidential or sensitive information or put our intellectual property at risk, which could in turn damage our reputation.

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

We face various risks related to pandemics, epidemics or similar widespread public health concerns. A pandemic, epidemic or similar widespread health concern could have, and COVID-19 has had and may in the future have, a variety of impacts on our business, results of operations, cash flows and financial condition, including:

•our ability to continue to maintain and support the health, safety and well-being of our employees, including key employees;

•disruptions to our global supply chain, including transportation and logistics challenges;

•a decrease in our workforce or in the efficiency of such workforce;
•volatility in the demand for and availability of our products;
•changes in purchasing patterns of our consumers;
•significant volatility in demand for certain of our products, which may require us to increase our production capacity or acquire additional capacity at an additional cost and expense;
•failure of third parties on which we rely to meet their obligations to us, or significant disruptions in their ability to do so, which may be caused by their own financial or operational difficulties;

•significant changes in the economic and political conditions of the markets in which we operate;

•disruptions and volatility in the global capital markets, including rising interest rates, which may increase the cost of capital and adversely impact our access to capital; and/or

•volatility in foreign exchange rates and increases in the cost and availability of raw and packaging materials and transportation and logistics costs.

These and other risks impacted us during the COVID-19 pandemic. Other pandemics, epidemics or similar widespread public health concerns may adversely affect our business, results of operations, cash flows and financial condition in the future. For additional information regarding how COVID-19 continues to affect our business, refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Executive Overview.”

Our success depends upon our ability to recruit, attract and retain key employees, including through the implementation of diversity, equity and inclusion initiatives, and the succession of senior management.

Our success largely depends on the performance of our management team and other key employees. If we are unable to recruit, attract and retain talented, highly qualified senior management and other key people, our business, results of operations, cash flows and financial condition could be adversely affected. Successfully executing organizational change, including management transitions at leadership levels of the Company and succession plans for senior management, is critical to our business success. While we follow a disciplined, ongoing succession planning process and have succession plans in place for senior management and other key executives, these do not guarantee that the services of qualified senior executives will continue to be available to us at particular moments in time. Further, changes in immigration laws and government policies have made, in certain circumstances, and may continue to make it more difficult for us to recruit or relocate highly skilled technical, professional and management personnel to meet our business needs. Our ability to attract and retain talent has been and may continue to be impacted by a number of factors, including challenges in the labor market. In addition, we continue to work to advance culture change through the implementation of DE&I initiatives and the launch of our evolved corporate values and new leadership framework throughout our organization. We continue to embed new ways of working to, among other things, instill a growth mindset to drive innovation. If we do not (or are perceived not to) successfully implement these initiatives, our ability to recruit, attract and retain talent may be adversely impacted.

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

We are engaged in the manufacture and sourcing of products and materials on a global scale. Our operations and those of our suppliers, contract manufacturers or logistics providers have been and may continue to be disrupted by a number of factors, including, but not limited to:

•geopolitical events, wars and military conflicts, such as the war in Ukraine and the Israel-Hamas war;

•widespread health emergencies, such as pandemics or epidemics;

•strikes and other labor disputes;

•disruptions in logistics;

•loss or impairment of key manufacturing or distribution sites;

•loss of key suppliers or contract manufacturers;

•capacity constraints;

•raw material and product availability and/or quality or safety issues;

•industrial accidents or other occupational health and safety issues;

•the impact on our suppliers of tighter credit or capital markets;

•the lack of availability of qualified personnel, such as truck drivers and production labor;

•governmental incentives, regulations and controls (including import and export restrictions, such as new or increased tariffs, sanctions, quotas or trade barriers); and

•natural disasters, including climatic events (including any potential effects of climate change) and earthquakes, tornadoes, acts of war or terrorism, political unrest or uncertainty, fires or explosions, cybersecurity incidents and other external factors over which we have no control.

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

We believe that the supplies of raw and packaging materials needed to manufacture our products are adequate. In addition, we have business continuity and contingency plans in place for key manufacturing sites and contract manufacturers and the supply of raw and packaging materials. Nonetheless, a significant disruption to the manufacturing or sourcing of products or materials for any reason, including those mentioned above, have at times interrupted and could in the future interrupt product supply and, if not remedied, could have an adverse impact on our business, results of operations, cash flows and financial condition.

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

Volatility in material and other costs has in the past and may continue to adversely impact our profitability.

Raw and packaging material commodities, such as resins, essential oils, tropical oils, pulp, tallow, corn, poultry and soybeans, are subject to market price variations. Increases in the costs of and/or a reduction in the availability of commodities, energy, logistics (including trucks and containers) or other necessary services, including as a result of geopolitical conflicts, such as the war in Ukraine and the Israel-Hamas war and/or the impact of climatic events have affected and are likely to continue to adversely affect our profit margins. While the prices of many commodities and services have started to stabilize or decline, inflationary pressures may continue to increase the cost of such commodities and services. We have taken and may continue to take actions to mitigate these cost increases in the form of price increases and efforts to achieve cost efficiencies in areas such as manufacturing and distribution, or otherwise manage the exposure through sourcing strategies, ongoing productivity initiatives and the limited use of commodity hedging contracts. These actions may not, however, fully offset these higher costs and our business, results of operations, cash flows and financial condition have been and may continue to be adversely impacted. In addition, even if we are able to increase the prices of our products in response to commodity and other cost increases, we may not be able to sustain the price increases. If such price increases are sustained, they may negatively impact our sales volume, which can in turn negatively impact our margins and profitability. If competitors do not adjust their prices or if consumers decide not to pay higher prices and forego purchasing certain of our products or switch to “private label” or lower-priced product offerings, sales declines, a deterioration in our profitability and loss of market share may occur which could adversely affect our business, results of operations, cash flows and financial condition. See “Our business results depend on our ability to manage disruptions in our global supply chain and/or key office facilities” above for additional information.

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

A cybersecurity incident, data breach or a failure of key technology systems could adversely impact our business.

We rely extensively on information and operational technology systems (“IT/OT Systems”), some of which are managed, hosted, provided and/or used by third parties, including cloud-based service providers, and their vendors, in order to conduct our business. Our uses of these systems include, but are not limited to:

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

Although we have a broad array of information and operational security measures in place, our IT/OT Systems, including those of third-party service providers with whom we have contracted, have been, and will likely continue to be, subject to computer viruses or other malicious codes, unauthorized access attempts, phishing and other cyberattacks. Cyberattacks and other cyber incidents are occurring more frequently, are constantly evolving in nature, are becoming more sophisticated and are being made by groups, individuals and nation states with a wide range of expertise and motives. Such cyberattacks and cyber incidents can take many forms, including cyber extortion, social engineering, password theft or introduction of viruses or malware, such as ransomware. In addition, the techniques used in cyberattacks and cyber incidents continue to evolve and develop, including through the use of emerging technologies, such as artificial intelligence.

We cannot guarantee that our security efforts will prevent breaches or breakdowns of our or our third-party service providers’ IT/OT Systems because the techniques used in these attacks change frequently and may be difficult to detect for periods of time. In addition, although we have policies and procedures in place to ensure that all personal information collected by us or our third-party service providers is securely maintained, data leakages due to human error or intentional or unintentional conduct have occurred and likely will continue to occur. Furthermore, we periodically upgrade our IT/OT Systems or adopt new technologies. If such an upgrade or new technology does not function as designed or does not go as planned or if an attacker identifies a vulnerability in our IT/OT Systems, then our exposure to a cyberattack or cyber incident may increase significantly.

A cyberattack or cyber incident may adversely impact our business, including our ability to ship products to customers, issue invoices and process payments or order raw and packaging materials. Although we have seen no material impact on our business operations from the cybersecurity incidents we have experienced to date, if we suffer a significant loss or disclosure of confidential business or stakeholder information as a result of a breach of our IT/OT Systems, including those of third-party service providers with whom we have contracted, or otherwise, we may suffer reputational, competitive and/or business harm, incur significant costs and be subject to government investigations, litigation, fines and/or damages, which may adversely impact our business, results of operations, cash flows and financial condition. In addition, the rapid evolution and increased adoption of emerging technologies, such as artificial intelligence, may intensify our cybersecurity risks. Further, while we currently maintain insurance coverage that, subject to its terms and conditions, is intended to address costs associated with certain aspects of cybersecurity incidents and IT/OT System failures, this insurance coverage may not, depending on the specific facts and circumstances surrounding an incident, cover all losses or all types of claims that arise from an incident, or the damage to our business, reputation or brands that may result from an incident. As the frequency and magnitude of cybersecurity incidents increase globally, we may be unable to obtain the insurance coverage that we think is appropriate or necessary to offset the risk.

While we have disaster recovery and business continuity plans in place, if our IT/OT Systems are damaged, breached or cease to function properly for any reason, including the poor performance of, failure of or cyberattack on third-party service providers, catastrophic events, power outages, cybersecurity breaches, network outages, failed upgrades or other similar events and, if the disaster recovery and business continuity plans do not effectively resolve such issues on a timely basis, we may suffer interruptions in our ability to manage or conduct business as well as reputational harm, and may be subject to governmental investigations and litigation, any of which may adversely impact our business, results of operations, cash flows and financial condition.

Climate change and other sustainability matters could have an adverse impact on our business and results of operations.

Climate change resulting in the increased frequency and severity of natural disasters and other extreme weather conditions may adversely impact our business, results of operations, cash flows and financial condition. Specifically, the predicted physical effects of climate change may exacerbate challenges regarding the availability and quality of water and the cost, quality and availability of raw and packaging materials, pose physical risks to our facilities and those of our key suppliers, disrupt our global supply chain or impact demand for our products. In addition, the increased concern over climate change has resulted and is likely to continue to result in transition risks, including additional legal and regulatory requirements intended to, among other things, reduce or mitigate the effects of climate change and have related and may relate to, among other things, greenhouse gas emissions (e.g., carbon pricing), alternative energy policy and additional disclosure obligations. Such additional regulation may adversely affect our business, results of operations, cash flows and financial condition by increasing our compliance and manufacturing costs and/or negatively impacting our reputation if we are unable to, or are perceived (whether or not valid) not to, satisfy such requirements or expectations. Achieving our sustainability and social impact targets will require significant efforts from us and our stakeholders, such as our suppliers and other third parties. It will also require capital investment, additional expense (e.g., renewable energy costs) and the development of technology that may not currently exist. Any failure to achieve our sustainability and social impact targets or the perception (whether or not valid) that we have failed to act responsibly with respect to such matters or to effectively respond to new or additional legal or regulatory requirements regarding climate change or other sustainability matters, could result in adverse publicity and increased litigation risk and adversely affect our business and reputation. There is also increased focus, including by governmental and non-governmental organizations, investors, customers, consumers, regulators, our employees and other stakeholders on these and other sustainability and social impact matters, including responsible sourcing, deforestation, animal welfare, labor, employment and human rights, the use of plastic, energy and water, the recyclability or recoverability of packaging, including single-use and other plastic packaging, and a growing demand for natural or organic products and ingredient transparency, such as sources of palm oil and palm kernel oil. Our reputation could be damaged if we do not (or are perceived not to) act responsibly with respect to sustainability matters, which could adversely affect our business, results of operations, cash flows and financial condition.

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

Our business is subject to extensive legal and regulatory requirements in the U.S. and abroad. Such legal and regulatory requirements apply to most aspects of our products, including their development, ingredients, formulation, manufacture, packaging, labeling, storage, transportation, distribution, export, import, advertising, sale and environmental impact. U.S. federal authorities, including the U.S. Food and Drug Administration (the “FDA”), the Federal Trade Commission, the Consumer Product Safety Commission, the Occupational Safety and Health Administration and the Environmental Protection Agency, regulate different aspects of our business, along with parallel authorities at the state and local levels and comparable authorities overseas. In addition, our selling practices are regulated by competition law authorities in the U.S. and abroad.

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

Uncertain or unfavorable global economic conditions could adversely affect our business. Unfavorable global economic conditions, such as a recession, an economic slowdown, inflation, higher interest rates and/or reduced category growth rates, including as a result of the war in Ukraine and/or the Israel-Hamas war, have negatively impacted and/or could negatively impact our business and result in declining revenues, profitability and/or cash flows. Although we continue to devote significant resources to support our brands and market our products at multiple price points, during periods of economic uncertainty or unfavorable economic conditions, consumers may have less consumer confidence, reduce consumption or discretionary spending and/or change their purchasing patterns by foregoing purchasing certain of our products or by switching to “private label,” or lower-priced product offerings. These changes could reduce demand for our products or result in a shift in our product mix, as consumers may choose products that sell at lower prices. Additionally, our retailers may be impacted and they may increase pressure on our selling prices or increase promotional activity for lower-priced or value offerings as they seek to maintain sales volumes and margins. Furthermore, economic conditions can cause our customers, suppliers, distributors, contract manufacturers, logistics providers or other third-party partners to suffer financial or operational difficulties, which may impact their ability to buy our products or provide us with or distribute finished product, raw and packaging materials and/or services in a timely manner or at all. In addition, we could face difficulty collecting or recovering accounts receivables from third parties facing financial or operational difficulties, including bankruptcies.

Disruptions in the credit markets or changes to our credit ratings may adversely affect our business.

While we currently generate significant cash flows from ongoing operations and have access to global credit markets through our various financing activities, a disruption or volatility in the credit markets, interest rate increases or changes to our credit rating could negatively impact the availability or further increase the cost of funding. Reduced access to credit or increased costs could adversely affect our liquidity and capital resources or significantly increase our cost of capital. In addition, if any financial institutions that hold our cash or other investments or that are parties to our undrawn revolving credit facility supporting our commercial paper programs or other financing arrangements, such as interest rate, foreign exchange or commodity hedging instruments, were to declare bankruptcy or become insolvent, they may be unable to perform under their agreements with us. This could leave us with reduced borrowing capacity or unhedged against certain interest rate, foreign currency or commodity price exposures. In addition, tighter or more volatile credit markets may lead to business disruptions for certain of our suppliers, contract manufacturers or trade customers which could, in turn, adversely impact our business, results of operations, cash flows and financial condition.

Tax matters, including changes in tax rates, disagreements with taxing authorities and imposition of new taxes could negatively impact our business.

We are subject to taxes in the U.S. and in the foreign jurisdictions where we do business. Due to economic and political conditions, tax rates in the U.S. and various foreign jurisdictions have been and may be subject to significant change. Changes in the mix of our earnings between countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities related to changes in tax rates, changes in tax laws, including how existing tax laws are interpreted or enforced, or contemplated changes in long-standing tax principles, if finalized and adopted, could adversely impact our future effective tax rate and business, results of operations, cash flows and financial condition. For example, long-standing international tax norms that determine each country’s jurisdiction to tax cross-border international trade are evolving as a result of a multilateral project, the Base Erosion and Profit Shifting Project (the “BEPS Project”), that has established new principles and reporting requirements recommended by the member countries of the Organization for Economic Cooperation and Development (the “OECD”). In connection with the BEPS Project, companies are required to disclose more information to tax authorities on operations around the world, which may lead to greater audit scrutiny of profits earned in countries outside of the U.S. Many jurisdictions have already enacted legislation and adopted policies resulting from the BEPS Project. The OECD is also addressing the challenges of the digitization of the global economy with plans to redefine jurisdictional taxation rights in market countries and establish a global minimum tax. In addition, we are evaluating the impact of recent legislation, such as the Minimum Tax Directive in the European Union that provides for a minimum level of taxation for certain large corporations in every jurisdiction in which they operate. In addition, many other jurisdictions outside of the European Union have also committed to implement this Directive while others have implemented a similar minimum tax regime consistent with the policy of the Directive. Important details of these minimum tax regimes are still being considered. As these and other tax laws and related regulations change, our business, results of operations, cash flows and financial condition could be materially impacted. For more information regarding recent legislation, refer to Part II, Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Income Taxes.”

Furthermore, we are seeing an increase in regular reviews, examinations and audits by the Internal Revenue Service and increasingly aggressive enforcement actions by other taxing authorities with respect to taxes outside of the U.S. Although we believe our tax positions are sustainable, when a taxing authority disagrees with the positions we have taken, we have faced and in the future may face additional tax liabilities, including interest and penalties, in excess of reserves. The payment of such additional amounts upon final adjudication of any disputes could adversely impact our business, results of operations, cash flows and financial condition.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.    CYBERSECURITY

Management’s Role in Assessing and Managing Cybersecurity Risk; Processes for assessing, identifying and managing material risks from cybersecurity threats

We have a systematic and thorough risk management process, which is designed to identify, assess, prioritize and mitigate the risks that could negatively impact achievement of our strategic and operating objectives. A key component of this process is our Enterprise Risk Management (“ERM”) Committee, which is led by our Chairman, President and Chief Executive Officer, and includes our Chief Financial Officer, Chief Legal Officer, Chief Information Officer and other members of senior management. The ERM Committee monitors both current and emerging risks facing the Company and meets at least quarterly to review the prioritization of identified risks. The ERM Committee has identified cybersecurity as a critical risk facing the Company. Each of the most critical risks identified is assigned to a member of senior management who oversees the management, mitigation and presentation of the risk to the senior leadership team and throughout the year to our Board of Directors. The risks relating to information technology, including cybersecurity, are overseen by our Chief Information Officer. Our Chief Information Officer then assigns the risks within the Information Technology risk category to others on his team. The cybersecurity risk is managed and overseen by our Chief Information Security Officer (“CISO”), who reports to our Chief Information Officer. Cybersecurity as a risk is presented to the full ERM Committee annually or more frequently as needed.

We have a dedicated information security organization, led by our CISO and overseen by our Chief Information Officer, which is responsible for assessing and managing material risks from cybersecurity threats. Our Chief Information Officer reports to our Group President, Growth and Strategy, a member of our senior leadership team who reports to our Chairman of the Board, President and Chief Executive Officer.

Our CISO has over 25 years of information technology experience, including leading data analytics, customer relationship management, architecture and application development teams. He has been leading our global information security program for almost five years. He is a Certified Information Systems Professional, a member of Google Cloud CISO Customer Advisory Board and New Jersey Infragard and completed the FBI CISO Academy. He joined the Company over 25 years ago and has extensive knowledge regarding our business processes and the associated information technology platforms utilized worldwide, enabling him to guide his organization to protect the Company’s systems and information.

Our Chief Information Officer joined the Company over 25 years ago and has expertise across a wide array of information technology and systems, with experience leading a large array of different functions within the global information technology organization. He has led our information technology Operational Performance and Reliability Committee for the last eight years, which reviews and provides continuous improvement processes and technology across infrastructure, information security, architecture, application and end user performance. He has application development leadership experience across all functions, including the policies and controls that govern both application development and implementation of packaged software.

The Company’s information security organization seeks to employ cybersecurity best practices, including implementing new technologies to proactively identify and monitor new vulnerabilities and reduce risk, conducting due diligence of third-party vendors’ information security programs, maintaining security policies and standards and regularly updating and testing our response planning and protocols. The information security organization also works in partnership with our Internal Audit function to identify cybersecurity risks and review cybersecurity-related internal controls with third parties as part of the overall internal controls process. The information security organization also gains valuable information to improve our threat and risk awareness capabilities as a member of an industry information sharing and analysis organization, which provides strategic and tactical information sharing channels. Additionally, employees are provided mandatory cybersecurity awareness training on an annual basis, which includes information about how to identify and report cybersecurity concerns and incidents. The information security organization also conducts phishing simulations and testing scenarios through tabletop exercises and assessment activities, to help ensure compliance with our cyber policies and procedures. We maintain a cybersecurity insurance policy and have retained relevant incident response services. Additionally, we maintain an offensive security team that works both independently and with third party cybersecurity professionals to conduct security assessments of our enterprise-wide cybersecurity practices, including penetration testing, and identify areas for continuous improvement within the information security program.

We maintain a Data Security Incident Response Plan (the “Plan”), which outlines the processes and procedures that we should follow to respond to, remediate and resolve a security incident involving a potential or actual compromise of our proprietary information and/or personal information. It also describes the structure, roles and responsibilities of personnel involved in responding to such incidents and provides a process for alerting senior management of such incidents. The Plan is reviewed on an annual basis and revised as necessary.

Our dedicated information security organization leverages various frameworks for managing cybersecurity risks, including the National Institute of Standards and Technology (“NIST”) framework. The key pillars of the NIST framework are to (i) develop an organizational understanding to manage cybersecurity risk to systems, people, assets, data and capabilities; (ii) develop and implement appropriate safeguards to ensure delivery of critical services; (iii) develop and implement appropriate activities to identify the occurrence of a cybersecurity event; (iv) develop and implement appropriate activities to maintain plans for resilience and to restore any capabilities or services that were impaired due to a cybersecurity incident; and (v) develop appropriate activities to action an incident.

We have a comprehensive third party cybersecurity risk review process, which prioritizes, monitors and assesses the risks associated with our third party service provider interactions. The third party service provider assessment framework follows industry standard practices and allows us to properly understand the risk associated with the services provided which are key to our company’s daily operations.

For additional information regarding risks faced by the Company from cybersecurity threats, see Item 1A, “Risk Factors - A cybersecurity incident, data breach or a failure of key technology systems could adversely impact our business.”

Board’s Oversight of Cybersecurity Risks

Our Board of Directors is focused on cybersecurity. Specific responsibility for cybersecurity oversight is delegated to the Audit Committee. The Board oversees our risk management process to ensure it is properly designed, well-functioning and consistent with our overall corporate strategy. Our Audit Committee oversees the ERM process and the implementation of appropriate risk monitoring and management systems, though all Board members attend Audit Committee meetings and participate in risk management discussions. The Audit Committee also oversees risks associated with cybersecurity, financial reporting and legal matters (including data privacy, competition law, litigation and ethics and compliance).

Our Board of Directors has adopted a written statement, known as the Independent Board Candidate Qualifications and made available on our website, outlining the qualities sought in our directors. This statement, which is refreshed periodically and was most recently updated in January 2023, is used by the Nominating, Governance and Corporate Responsibility Committee (“NGCR Committee”) in evaluating individual director candidates. The NGCR Committee has identified experience with overseeing and managing risk management processes, including with respect to cybersecurity, as being important to creating an effective, well-rounded and diverse Board. Directors with experience overseeing and managing risk management processes play a critical role in the Board’s oversight of our enterprise risk management process.

Our CISO provides a report to the Audit Committee on cybersecurity quarterly, or more frequently if circumstances warrant, including relevant cybersecurity incidents impacting the Company and on topics related to information security, data privacy and cyber risks and mitigation strategies. In addition, outside experts periodically present to the Board on cybersecurity.

ITEM 2.    PROPERTIES

We own or lease approximately 320 properties, which include manufacturing, distribution, research and development and office facilities worldwide. Our corporate headquarters is located in a leased property at 300 Park Avenue, New York, New York.

In the U.S., we operate in approximately 85 properties, of which 17 are owned. Major U.S. manufacturing and warehousing facilities used by the Oral, Personal and Home Care product segment of our business are located in Ohio, South Carolina and Tennessee. The Pet Nutrition segment has major manufacturing and warehousing facilities in Indiana, Kansas, Kentucky, Ohio, Oklahoma and South Carolina.

Outside the U.S., we operate in approximately 235 properties, of which 58 are owned, in over 80 countries. Major overseas manufacturing and warehousing facilities used by the Oral, Personal and Home Care product segment of our business are located in Australia, Brazil, China, Colombia, France, Greece, Guatemala, India, Italy, Mexico, Poland, South Africa, Thailand, Turkiye and Vietnam. The Pet Nutrition segment has major manufacturing and warehousing facilities in Czech Republic, Italy and the Netherlands.

The primary research and development center for Oral Care and Personal Care products is located in New Jersey, the primary research and development center for Home Care products is located in Mexico and the primary research and development center for Pet Nutrition products is located in Kansas. Our global data center is also located in New Jersey.

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

As of December 31, 2023, the number of common shareholders of record was 16,595.

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

The following table shows the share repurchase activity for the three months in the quarter ended December 31, 2023:

Month	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(3) (in millions)
October 1 through 31, 2023	791,784	$71.01	761,912	$3,041
November 1 through 30, 2023	385,842	$75.82	380,200	$3,012
December 1 through 31, 2023	1,707,326	$78.16	1,696,952	$2,879
Total	2,884,952	$75.89	2,839,064
_______
(1)Includes share repurchases under the 2022 Program and those associated with certain employee elections under the Company’s compensation and benefit programs.
(2)The difference between the total number of shares purchased and the total number of shares purchased as part of publicly announced plans or programs is 45,888 shares, which represents shares deemed surrendered to the Company to satisfy certain employee elections under the Company’s compensation and benefit programs.
(3)Includes approximate dollar value of shares that were available to be purchased under the publicly announced plans or programs that were in effect as of December 31, 2023.

ITEM 6.    [Reserved]

(Dollars in Millions Except Per Share Amounts)
ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

Business Organization

Colgate-Palmolive Company (together with its subsidiaries, “we,” “us,” “our,” the “Company” or “Colgate”) is a caring, innovative growth company reimagining a healthier future for all people, their pets and our planet. We seek to deliver sustainable, profitable growth and superior shareholder returns, as well as to provide Colgate people with an innovative and inclusive work environment. We do this by developing and selling science-led products globally that make people’s and their pets’ lives healthier and more enjoyable and by embracing our sustainability and social impact and diversity, equity and inclusion (“DE&I”) strategies across our organization.

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

The Oral, Personal and Home Care product segment is managed geographically in five reportable operating segments: North America, Latin America, Europe, Asia Pacific and Africa/Eurasia, all of which sell primarily to a variety of traditional and eCommerce retailers, wholesalers, distributors, dentists and, in some segments, skin health professionals. Through Hill’s Pet Nutrition, we also compete on a worldwide basis in the pet nutrition market, selling products principally through authorized pet supply retailers, veterinarians and eCommerce retailers. We also sell certain of our products direct-to-consumer. We are engaged in manufacturing and sourcing of products and materials on a global scale and have major manufacturing facilities, warehousing facilities and distribution centers in every region around the world.

On an ongoing basis, management focuses on a variety of key indicators to monitor business health and performance. These indicators include net sales (including volume, pricing and foreign exchange components), organic sales growth (net sales growth excluding the impact of foreign exchange, acquisitions and divestments), a non-GAAP financial measure, and gross profit margin, selling, general and administrative expenses, operating profit, net income and earnings per share, in each case, on a GAAP and a non-GAAP basis, as well as measures used to optimize the management of working capital, capital expenditures, cash flow and return on capital. In addition, we review market share and other data to assess how our brands are performing within their categories on a global and regional basis. The monitoring of these indicators and our Code of Conduct and corporate governance practices help to maintain business health and strong internal controls. For additional information regarding non-GAAP financial measures and the Company’s use of market share data and the limitations of such data, see “Non-GAAP Financial Measures” and “Market Share Information” below.

COVID-19

While the impact of the COVID-19 pandemic on our business has largely abated, uncertainties continue in China, which is experiencing the ongoing effects of the pandemic and an economic slowdown, and in the travel retail channel, where we have experienced and may continue to experience disruptions in our Filorga business. While we currently expect to be able to continue operating our business as described above, uncertainty resulting from COVID-19 could result in unforeseen additional disruptions to our business, particularly in China and in the travel retail channel.

The War in Ukraine

The war in Ukraine and the related geopolitical tensions have had and continue to have a significant impact on our operations in Ukraine and Russia, though it has not been material to our Consolidated Financial Statements. The safety of our employees and partners in Ukraine has been and remains our first priority. While our ability to do business in Ukraine has been significantly impacted, we remain committed to providing access to our products to people in the region. In

(Dollars in Millions Except Per Share Amounts)
Russia, we are importing and selling a reduced portfolio of health and hygiene products for everyday use. We have no manufacturing facilities in Russia and have ceased all capital investments and media activities in Russia. For the year ended December 31, 2023 our business in the Eurasia region constituted approximately 2% of our consolidated net sales and approximately 3% of our consolidated operating profit. We, however, have experienced, and expect to continue to experience, risks related to the impact of the war in Ukraine, including increases in the costs and, in certain cases, limitations on the availability of certain raw and packaging materials and commodities (including oil and natural gas), supply chain and logistics challenges, import restrictions, foreign currency volatility and reputational concerns. We also have faced and continue to face challenges to our ability to repatriate cash from Russia and find banking partners in Russia and we may face challenges to our ability to protect our assets in Russia. We also continue to monitor the impact of sanctions, export controls and import restrictions imposed in response to the war in Ukraine.

The Israel-Hamas War

The Israel-Hamas war has not had a material impact on our Consolidated Financial Statements. Uncertainties and risks remain as to the duration of the war and its impact on geopolitical relations and stability in North Africa, the Middle East and nearby regions. The war has impacted and may continue to impact, among other things, supply chain and logistics, the availability and price of raw and packaging materials and commodities, such as oil, consumer sentiment and consumption and category growth rates in the region.

For more information about factors that could impact our business, including due to geopolitical conflicts, such as the war in Ukraine and the Israel-Hamas war, refer to Part I, Item 1A “Risk Factors” of this Annual Report on Form 10-K.

Business Strategy

To achieve our business and financial objectives, we are focused on driving organic sales growth and long-term profitable growth through science-led, core and premium innovation; pursuing higher-growth adjacent categories and segments; expanding in faster-growing channels and markets and delivering margin expansion through operating leverage and efficiency. We continue to prioritize our investments in high growth segments within our Oral Care, Personal Care and Pet Nutrition businesses. We are also seeking to lead in the development of human capital, and to maximize the impact of our sustainability and social impact and DE&I strategies. We are strengthening and leveraging our capabilities in areas such as innovation, digital, artificial intelligence, eCommerce and data and analytics, enabling us to be more responsive in today’s rapidly changing world. In particular, we believe our digital transformation is of paramount importance to our success going forward. We continue to invest behind our brands, including through advertising, and to develop initiatives to build strong relationships with consumers, dental, veterinary and skin health professionals and traditional and eCommerce retailers. We also continue to broaden our eCommerce offerings, including direct-to-consumer and subscription services. We continue to believe that growth opportunities are greater in those areas of the world in which economic development and rising consumer incomes expand the size and number of markets for our products.

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

Significant Items Impacting Comparability

During the quarter ended June 30, 2023, we reassessed with our legal and tax advisers certain tax deductions taken in prior years by one of our subsidiaries and concluded that it is more likely than not that the deductions would not be sustained by the courts in that jurisdiction. The value of the tax deductions was not material to us in any year in which they were taken. The cumulative effect of the change in tax position of $148 was reflected as a discrete item in the income tax expense in the quarter ended June 30, 2023, partially offset by the reversal of certain prior years’ withholding tax reserves of $22 that are no longer required (hereinafter referred to as the “foreign tax matter”). The tax liability was paid in the quarter ended September 30, 2023. The current year impact of these changes is included in our full year effective income tax rate. See Note 11, Income Taxes, to the Consolidated Financial Statements for additional information.

(Dollars in Millions Except Per Share Amounts)
During the quarter ended March 31, 2023, we recorded a charge of $267 as a result of a decision of the United States Court of Appeals for the Second Circuit affirming a grant of summary judgment to the plaintiffs in a lawsuit under the Employee Retirement Income Security Act seeking the recalculation of benefits and other relief associated with a 2005 residual annuity amendment to the Colgate-Palmolive Company Employees’ Retirement Income Plan (the “Retirement Plan”). The decision resulted in an increase in the obligations of the Retirement Plan, which based on the current funded status of the Retirement Plan will require no immediate cash contribution by the Company. In June 2023, we filed a petition for certiorari to the United States Supreme Court requesting permission for an appeal to that court, which was denied in October 2023, and the plaintiffs filed a motion to enter a revised final judgment in the United States District Court for the Southern District of New York to address certain unresolved calculation issues, which we opposed. See Note 13, Commitments and Contingencies to the Consolidated Financial Statements for additional information.

During the quarter ended March 31, 2023, we announced a voluntary recall of select Fabuloso multi-purpose cleaner products sold in the United States and Canada. The costs associated with the voluntary recall had a $25 impact on our Operating profit in the quarter.

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

On September 30, 2022, the Company acquired a business, which operates three dry pet food manufacturing plants in the United States, for a purchase price, as adjusted, of $719, from Red Collar Pet Foods Holdings, Inc. and Red Collar Pet Foods Holdings, L.P. (collectively, “Red Collar Pet Foods”) to further support the global growth of the Hill’s Pet Nutrition business. See Note 3, Acquisitions to the Consolidated Financial Statements for additional information.

In July 2022, one of the Company’s subsidiaries in Asia Pacific completed a sale of land and recognized a pretax gain of $47 ($15 aftertax attributable to the Company).

On January 27, 2022, the Company’s Board of Directors (the “Board”) approved a targeted productivity program (the “2022 Global Productivity Initiative”). The program is intended to reallocate resources towards our strategic priorities and faster growth businesses, drive efficiencies in our operations and streamline our supply chain to reduce structural costs. Implementation of the 2022 Global Productivity Initiative, which is expected to be substantially completed by mid-year 2024, is estimated to result in cumulative pretax charges, once all phases are approved and implemented, in the range of $200 to $240 ($170 to $200 aftertax). Annualized pretax savings are projected to be in the range of $90 to $110 ($70 to $85 aftertax), once all projects are approved and implemented. Savings achieved since the implementation of the 2022 Global Productivity Initiative were approximately $100 pretax ($80 aftertax). For more information regarding the 2022 Global Productivity Initiative, see “Restructuring and Related Implementation Charges” below.

In the years ended December 31, 2023 and 2022, we incurred pretax costs of $32 (aftertax costs of $25) and $110 (after tax costs of $87), respectively, resulting from the 2022 Global Productivity Initiative.

(Dollars in Millions Except Per Share Amounts)

Outlook

Looking forward, we expect global macroeconomic, political and market conditions to remain challenging, including as a result of inflation and higher interest rates. During the year ended December 31, 2023, all of our divisions experienced significantly higher raw and packaging material costs. We have taken and are taking additional pricing to try to offset these increases in raw and packaging material costs. This has negatively impacted and may continue to negatively impact consumer demand for our products. Additionally, inflation is impacting the broader economy with consumers around the world facing widespread rising prices as well as higher interest rates resulting from measures to address inflation. Such inflation and higher interest rates may negatively impact consumer consumption or discretionary spending and/or change their purchasing patterns by foregoing purchasing certain of our products or by switching to “private label” or to our lower-priced product offerings. Although we continue to devote significant resources to support our brands and market our products at multiple price points, these changes could reduce demand for and sales volumes of our products or result in a shift in our product mix from higher margin to lower margin product offerings. In light of this challenging environment, we expect continued volatility across all of our categories and it is therefore difficult to predict category growth rates in the near term.

Given that approximately two-thirds of our Net sales originate in markets outside the U.S., we have experienced and will likely continue to experience volatile foreign currency fluctuations. As discussed above, we have also experienced higher raw and packaging material costs. While we have taken, and will continue to take, measures to mitigate the effect of these conditions, such as the 2022 Global Productivity Initiative and our funding-the-growth and revenue growth management initiatives, in the current environment, it may become increasingly difficult to implement certain of these mitigation strategies. Should these conditions persist, they could adversely affect our future results.

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

We have been negatively affected by changes in the policies and practices of our trade customers in key markets, such as inventory destocking, fulfillment requirements, limitations on access to shelf space, delisting of our products and certain sustainability, supply chain and packaging standards or initiatives. In addition, the retail landscape in many of our markets continues to evolve as a result of the continued growth of eCommerce, changing consumer preferences (as consumers increasingly shop online and via mobile and social applications) and the increased presence of alternative retail channels, such as subscription services and direct-to-consumer businesses. We plan to continue to invest behind our data strategy, digital and analytics capabilities and higher growth businesses. The substantial growth in eCommerce and the emergence of alternative retail channels have created and may continue to create pricing pressures and/or adversely affect our relationships with our key retailers.

We continue to closely monitor the impact of geopolitical events and tensions, such as the war in Ukraine, the Israel-Hamas war and tensions between China and Taiwan and the challenging market conditions discussed above on our business and the related uncertainties and risks. While we have taken, and will continue to take, measures to mitigate the effects of these events and conditions, we cannot estimate with certainty the full extent of their impact on our business, results of operations, cash flows and/or financial condition. For more information about factors that could impact our business, see “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.

We believe that we are well prepared to meet the challenges ahead due to our strong financial condition, experience operating in challenging environments, resilient global supply chain, dedicated and diverse global team and focused business strategy. Our strategy is based on driving organic sales growth and long-term profitable growth; pursuing higher-growth adjacent categories and segments, expanding in faster growing channels and markets and delivering margin expansion through operating leverage and efficiency. We are also seeking to maximize the impact of our environmental, social and governance programs and to lead in the development of human capital, including our sustainability and social impact and DE&I strategies, which we are working to integrate across our organization. Our commitment to these priorities, the strength of our brands, the breadth of our global footprint and a commitment to profitability and driving efficiency in cash generation should position us well to manage through the challenges we face and increase shareholder value over time.

(Dollars in Millions Except Per Share Amounts)
Results of Operations

This section of this Annual Report on Form 10-K generally discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. Discussions of 2021 items and year-to-year comparisons between 2022 and 2021 that are not included in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Net Sales

Worldwide Net sales were $19,457 in 2023, up 8.5% from 2022, due to net selling price increases of 10.0%, partially offset by volume declines of 0.5% and negative foreign exchange of 1.0%. Acquisitions contributed 1.0% to volume. Organic sales (Net sales excluding, as applicable, the impact of foreign exchange, acquisitions and divestments), a non-GAAP financial measure as discussed below, increased 8.5% in 2023.

Net sales in the Oral, Personal and Home Care product segment were $15,167 in 2023, up 6.5% from 2022, due to net selling price increases of 9.5%, partially offset by volume declines of 1.5% and negative foreign exchange of 1.5%. Organic sales in the Oral, Personal and Home Care product segment increased 8.0% in 2023.

The increase in organic sales in 2023 versus 2022 was due to increases in Oral Care, Personal Care and Home Care organic sales. The increase in Oral Care was primarily due to organic sales growth in the toothpaste and mouthwash categories. The increase in Personal Care was primarily due to organic sales growth in the bar soap, underarm protection, hair care and body wash categories. The increase in Home Care was primarily due to organic sales growth in the surface cleaner, fabric softener and hand dish categories.

The Company’s share of the global toothpaste market was 41.1% for full year 2023, up 1.1 share points from full year 2022, and its share of the global manual toothbrush market was 31.5% for full year 2023, flat versus full year 2022. Full year 2023 market shares in toothpaste were up in Europe, Asia Pacific and Africa/Eurasia, down in North America and flat in Latin America versus full year 2022. In the manual toothbrush category, full year 2023 market shares were up in Europe, down in North America, Asia Pacific and Africa/Eurasia and flat in Latin America versus full year 2022. For additional information regarding the Company’s use of market share data and limitations of such data, see “Market Share Information” below.

Net sales for Hill’s Pet Nutrition were $4,290 in 2023, an increase of 15.5% from 2022, driven by volume growth of 5.0% and net selling price increases of 11.0%, partially offset by negative foreign exchange of 0.5%. Acquisitions contributed 5.5% to volume. Organic sales for Hill’s Pet Nutrition increased 10.5% in 2023.

The increase in organic sales in 2023 versus 2022 was due to increases in organic sales in the wellness and therapeutic categories.

(Dollars in Millions Except Per Share Amounts)
Gross Profit/Margin

Worldwide Gross profit increased 11% to $11,326 in 2023 from $10,248 in 2022. Worldwide Gross profit in 2023 included charges resulting from the 2022 Global Productivity Initiative. Excluding charges resulting from the 2022 Global Productivity Initiative in 2023, worldwide Gross profit increased to $11,327 in 2023 compared to $10,248 in 2022, reflecting an increase of $849 resulting from higher Net sales and an increase of $230 resulting from higher Gross profit margin.

Worldwide Gross profit margin increased to 58.2% in 2023 from 57.0% in 2022. This increase in Gross profit margin was due to higher pricing (390 bps) and cost savings from the Company’s funding-the-growth initiatives (270 bps), partially offset by higher raw and packaging material costs (480 bps) and unfavorable mix (60 bps).

	2023	2022
Gross profit, GAAP	$11,326	$10,248
2022 Global Productivity Initiative	1	—
Gross profit, non-GAAP	$11,327	$10,248

	2023	2022	Basis Point Change
Gross profit margin	58.2%	57.0%	120

(Dollars in Millions Except Per Share Amounts)
Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 9% to $7,151 in 2023 from $6,565 in 2022. Selling, general and administrative expenses in both periods included charges resulting from the 2022 Global Productivity Initiative. Excluding these charges in both periods, Selling, general and administrative expenses increased to $7,149 in 2023 from $6,560 in 2022, reflecting increased advertising investment of $374 and higher overhead expenses of $215.

Selling, general and administrative expenses as a percentage of Net sales increased to 36.8% in 2023 from 36.5% in 2022. Excluding charges resulting from the 2022 Global Productivity Initiative, Selling, general and administrative expenses as a percentage of Net sales increased to 36.7% in 2023 from 36.5% in 2022. This increase was due to increased advertising investment (110 bps), partially offset by lower overhead expenses (90 bps), both as a percentage of Net sales. Lower overhead expenses were driven by lower logistics costs (130 bps), partially offset by higher other overhead expenses (40 bps). In 2023, advertising investment increased as a percentage of Net sales to 12.2% from 11.1% in 2022 and increased by 18.7% in absolute terms to $2,371 as compared with $1,997 in 2022.

	2023	2022
Selling, general and administrative expenses, GAAP	$7,151	$6,565
2022 Global Productivity Initiative	(2)	(5)
Selling, general and administrative expenses, non-GAAP	$7,149	$6,560

	2023	2022	Basis Point Change
Selling, general and administrative expenses as a percentage of Net sales, GAAP	36.8%	36.5%	30
2022 Global Productivity Initiative	(0.1)%	—%
Selling, general and administrative expenses as a percentage of Net sales, non-GAAP	36.7%	36.5%	20

(Dollars in Millions Except Per Share Amounts)
Other (Income) Expense, Net

Other (income) expense, net was $191 and $69 in 2023 and 2022, respectively. Other (income) expense, net in 2023 included product recall costs and charges resulting from the 2022 Global Productivity Initiative. Other (income) expense, net in 2022 included charges resulting from the 2022 Global Productivity Initiative, a gain on the sale of land in Asia Pacific and acquisition-related costs.

	2023	2022
Other (income) expense, net, GAAP	$191	$69
Product recall costs	(25)	—
2022 Global Productivity Initiative	(24)	(90)
Gain on the sale of land in Asia Pacific	—	47
Acquisition-related costs	—	(19)
Other (income) expense, net, non-GAAP	$142	$7

Excluding the items described above in both periods, as applicable, Other (income) expense, net was $142 in 2023 and $7 in 2022, comprised of the following:

	2023	2022
Amortization of intangible assets	$72	$80
Equity income	(17)	(12)
Losses (gains) from marketable securities and other assets	11	(22)
Indirect tax payments (refunds)	18	(14)
Other, net	58	(25)
Total Other (income) expense, net	$142	$7

Goodwill and Intangible Assets Impairment Charges

In the fourth quarter of 2022, the Company made revisions to the internal forecasts relating to its Filorga reporting unit due primarily to the continued impact of the COVID-19 pandemic, particularly in China, as a result of government restrictions and reduced consumer mobility, which negatively impacted consumption in the duty-free, travel retail and pharmacy channels. The Company concluded that the changes in circumstances in this reporting unit and the impact of significantly higher interest rates triggered the need for an interim impairment review of its indefinite-lived trademark, goodwill and long-lived assets which consists primarily of customer relationships. As a result of the interim impairment test, the Company concluded that the carrying value of the trademark and customer relationships exceeded their estimated fair value and recorded impairment charges of $300 and $89, respectively. After adjusting the carrying values of the trademark and customer relationship intangible assets, the Company completed a quantitative impairment test for goodwill and recorded a goodwill impairment charge of $332 in the Filorga reporting unit.

See Note 5, Goodwill and Other Intangible Assets to the Consolidated Financial Statements for further information.

(Dollars in Millions Except Per Share Amounts)
Operating Profit

Operating profit increased 38% to $3,984 in 2023 from $2,893 in 2022. In 2023, Operating profit included charges resulting from the 2022 Global Productivity Initiative and product recall costs. In 2022, Operating profit included goodwill and intangible assets impairment charges related to the Filorga reporting unit, charges resulting from the 2022 Global Productivity Initiative, a gain on the sale of land in Asia Pacific and acquisition-related costs. Excluding these items in both periods, as applicable, Operating profit increased 10% to $4,036 in 2023 from $3,681 in 2022.

    Operating profit margin was 20.5% in 2023, an increase of 440 bps compared with 16.1% in 2022. Excluding the items described above in both periods, as applicable, Operating profit margin was 20.7% in 2023, an increase of 20 bps from 20.5% in 2022. This increase in Operating profit in 2023 was due to an increase in Gross profit (120 bps), partially offset by an increase in Other (income) expense, net (80 bps) and an increase in selling, general and administrative expenses (20 bps), all as a percentage of Net sales.

	2023	2022	% Change
Operating profit, GAAP	$3,984	$2,893	38%
2022 Global Productivity Initiative	27	95
Product recall costs	25	—
Goodwill and intangible assets impairment charges	—	721
Gain on the sale of land in Asia Pacific	—	(47)
Acquisition-related costs	—	19
Operating profit, non-GAAP	$4,036	$3,681	10%

	2023	2022	Basis Point Change
Operating profit margin, GAAP	20.5%	16.1%	440
2022 Global Productivity Initiative	0.1%	0.5%
Product recall costs	0.1%	—%
Goodwill and intangible assets impairment charges	—%	4.0%
Gain on the sale of land in Asia Pacific	—%	(0.2)%
Acquisition-related costs	—%	0.1%
Operating profit margin, non-GAAP	20.7%	20.5%	20

Non-Service Related Postretirement Costs

Non-service related postretirement costs were $360 in 2023 compared to $80 in 2022. In 2023, Non-service related postretirement costs included charges related to the ERISA litigation matter and charges resulting from the 2022 Global Productivity Initiative. In 2022, Non-service related postretirement costs included charges resulting from the 2022 Global Productivity Initiative. Excluding these charges in both periods, as applicable, Non-service related postretirement costs were $88 in 2023 compared to $65 in 2022.

	2023	2022
Non-service related postretirement costs, GAAP	$360	$80
ERISA litigation matter	(267)	—
2022 Global Productivity Initiative	(5)	(15)
Non-service related postretirement costs, non-GAAP	$88	$65

Interest (Income) Expense, Net

Interest (income) expense, net was $232 in 2023 compared to $153 in 2022, primarily due to higher average interest rates on debt.

(Dollars in Millions Except Per Share Amounts)
Income Taxes

The effective income tax rate was 27.6% in 2023 and 26.1% in 2022. As reflected in the table below, the non-GAAP effective income tax rate was 23.6% in 2023 and 23.3% in 2022.

	2023
	Income Before Income Taxes	Provision For Income Taxes(1)	Effective Income Tax Rate(2)
As Reported GAAP	$3,392	$937	27.6%
ERISA litigation matter	267	55	(0.5)%
Foreign tax matter	—	(126)	(3.4)%
2022 Global Productivity Initiative	32	6	(0.1)%
Product recall costs	25	6	—%
Non-GAAP	$3,716	$878	23.6%

	2022
	Income Before Income Taxes	Provision For Income Taxes(1)	Effective Income Tax Rate(2)
As Reported GAAP	$2,660	$693	26.1%
Goodwill and intangible assets impairment charges	721	101	(2.6)%
2022 Global Productivity Initiative	110	22	(0.1)%
Gain on the sale of land in Asia Pacific	(47)	(11)	—%
Acquisition-related costs	19	3	(0.1)%
Non-GAAP	$3,463	$808	23.3%
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

In the third quarter of 2023, the Internal Revenue Service (the “IRS”) issued a notice giving taxpayers temporary relief from the effects of certain U.S. tax regulations that were issued in December 2021, which place greater restrictions on foreign taxes that are creditable against U.S. taxes on foreign-source income. This notice allowed taxpayers to defer the application of these new regulations through the end of 2023. In December 2023, the IRS issued further guidance modifying this temporary relief period to the date that a notice or other guidance withdrawing or modifying the temporary relief is issued.

In the second quarter of 2023, the Company reassessed with its legal and tax advisers certain tax deductions taken in prior years by one of its subsidiaries and concluded that it is more likely than not that the deductions would not be sustained by the courts in that jurisdiction. The value of the tax deductions was not material to the Company in any year in which they were taken. The cumulative effect of the change in tax position of $148 was reflected as a discrete item in the second quarter’s income tax expense, partially offset by the reversal of certain prior years’ withholding tax reserves of $22 that are no longer required. The tax liability was paid in the quarter ended September 30, 2023. The current year impact of these changes is included in the Company’s full year effective income tax rate.

On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was enacted, which among other things, implements a 15% minimum tax on book income of certain large corporations effective for years beginning after December 31, 2022. Based on the Company’s analysis, as well as recently published guidance by the IRS, the IRA, and in particular the 15% minimum tax, did not have an impact on the Company’s Consolidated Financial Statements. The Company will continue to evaluate the potential impact of this law as additional guidance and clarification becomes available.

(Dollars in Millions Except Per Share Amounts)
Additionally, on December 15, 2022, the 27 member states of the European Union (“EU”) reached an agreement on a minimum level of taxation for certain large corporations to pay a minimum corporate tax rate of 15% in every jurisdiction in which they operate. This agreement, which is known as the Minimum Tax Directive (part of the “Pillar II Model Rules”), was supposed to be transposed into the laws of all EU member states by December 31, 2023. Most member states complied while some were granted extensions of time. In addition, many other jurisdictions outside the EU have also committed to implement this Directive while others have implemented a similar minimum tax regime consistent with the policy of the Pillar II Model Rules. The Company is currently evaluating the impact of this Directive and believes that the impact on its Consolidated Financial Statements will not be material.

The Company has ongoing federal, state and international income tax audits in various jurisdictions and evaluates uncertain tax positions that may be challenged by local tax authorities and not fully sustained. All U.S. federal income tax returns through December 31, 2013 have been audited by the IRS and there are limited matters which the Company plans to appeal for years 2010 through 2013. One such matter relates to the IRS assessment of taxes on the Company by imputing income on certain activities within one of our international operations, which is also under audit for the years 2014 through 2018. There were U.S. Tax Court rulings during 2023 in favor of the IRS against unrelated third parties on similar matters. Despite the U.S. Tax Court rulings, the Company continues to believe that the tax assessment against the Company is without merit. While there can be no assurances, the Company believes this matter will ultimately be decided in favor of the Company. The amount of tax plus interest for the years 2010 through 2018 is estimated to be approximately $145, which is not included in the Company’s uncertain tax positions.

(Dollars in Millions Except Per Share Amounts)
Net income attributable to Colgate-Palmolive Company and Earnings per share

Net income attributable to Colgate-Palmolive Company was $2,300, or $2.77 per share on a diluted basis, in 2023, an increase from $1,785, or $2.13 per share on a diluted basis, in 2022. In 2023, Net income attributable to Colgate-Palmolive Company included charges resulting from the ERISA litigation matter, the foreign tax matter, the 2022 Global Productivity Initiative and product recall costs. In 2022, Net income attributable to Colgate-Palmolive Company included goodwill and intangible assets impairment charges, charges resulting from the 2022 Global Productivity Initiative, a gain on the sale of land in Asia Pacific and acquisition-related costs.

Excluding the items described above in both periods, as applicable, Net income attributable to Colgate-Palmolive Company increased 8% to $2,682 in 2023 from $2,493 in 2022, and Earnings per common share on a diluted basis increased 9% to $3.23 in 2023 from $2.97 in 2022.

	2023
	Income Before Income Taxes	Provision For Income Taxes(1)	Net Income Including Noncontrolling Interests	Less: Income Attributable To Noncontrolling Interests	Net Income Attributable to Colgate-Palmolive Company	Diluted Earnings Per Share(2)
As Reported GAAP	$3,392	$937	$2,455	$155	$2,300	$2.77
ERISA litigation matter	267	55	212	—	212	0.26
Foreign tax matter	—	(126)	126	—	126	0.15
2022 Global Productivity Initiative	32	6	26	1	25	0.03
Product recall costs	25	6	19	—	19	0.02
Non-GAAP	$3,716	$878	$2,838	$156	$2,682	$3.23

	2022
	Income Before Income Taxes	Provision For Income Taxes(1)	Net Income Including Noncontrolling Interests	Less: Income Attributable To Noncontrolling Interests	Net Income Attributable to Colgate-Palmolive Company	Diluted Earnings Per Share(2)
As Reported GAAP	$2,660	$693	$1,967	$182	$1,785	$2.13
Goodwill and intangible assets impairment charges	721	101	620	—	620	0.74
2022 Global Productivity Initiative	110	22	88	1	87	0.10
Gain on the sale of land in Asia Pacific	(47)	(11)	(36)	(21)	(15)	(0.02)
Acquisition-related costs	19	3	16	—	16	0.02
Non-GAAP	$3,463	$808	$2,655	$162	$2,493	$2.97
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

Oral, Personal and Home Care

    North America

	2023	2022	% Change
Net sales	$3,925	$3,816	3.0%
Operating profit	$892	$761	17%
% of Net sales	22.7%	19.9%	280	bps

Net sales in North America increased 3.0% in 2023 to $3,925, driven by net selling price increases of 7.5%, partially offset by volume declines of 4.5%, while foreign exchange was flat. Organic sales in North America increased 3.0% in 2023. The organic sales growth was led by the United States.

The increase in organic sales in North America in 2023 versus 2022 was primarily due to increases in Oral Care and Personal Care organic sales. The increase in Oral Care was primarily due to organic sales growth in the toothpaste category. The increase in Personal Care was primarily due to organic sales growth in the liquid hand soap, underarm protection and bar soap categories, partially offset by organic sales declines in the body wash category.

Operating profit in North America increased 17% in 2023 to $892, or 280 bps to 22.7%. This increase in Operating profit as a percentage of Net sales was primarily due to an increase in Gross profit (250 bps) as a percentage of Net sales. This increase in Gross profit was primarily due to higher pricing and cost savings from the Company’s funding-the-growth initiatives (230 bps), partially offset by higher raw and packaging material costs (270 bps).

(Dollars in Millions Except Per Share Amounts)
    Latin America

	2023	2022	% Change
Net sales	$4,640	$3,982	16.5%
Operating profit	$1,417	$1,108	28%
% of Net sales	30.5%	27.8%	270	bps

Net sales in Latin America increased 16.5% in 2023 to $4,640, driven by volume growth of 2.5%, net selling price increases of 13.0% and positive foreign exchange of 1.0%. Organic sales in Latin America increased 15.5% in 2023. Organic sales growth was led by Argentina, Mexico, Brazil and Colombia.

The increase in organic sales in Latin America in 2023 versus 2022 was due to increases in Oral Care, Personal Care and Home Care organic sales. The increase in Oral Care was primarily due to organic sales growth in the toothpaste, mouthwash and manual toothbrush categories. The increase in Personal Care was primarily due to organic sales growth in the bar soap, underarm protection and hair care categories. The increase in Home Care was primarily due to organic sales growth in the hand dish, surface cleaner and fabric softener categories.

Operating profit in Latin America increased 28% in 2023 to $1,417, or 270 bps to 30.5% as a percentage of Net sales. This increase in Operating profit as a percentage of Net sales was due to an increase in Gross profit (470 bps), partially offset by an increase in Other (income) expense, net (190 bps), both as a percentage of Net sales. This increase in Gross profit was primarily due to higher pricing and cost savings from the Company’s funding-the-growth initiatives (250 bps), which were partially offset by significantly higher raw and packaging material costs (310 bps), which included foreign exchange transaction costs. This increase in Other (income) expense, net was primarily due to losses from marketable securities, a gain on the sale of other assets and a value-added tax refund in 2022.

(Dollars in Millions Except Per Share Amounts)
    Europe

	2023	2022	% Change
Net sales	$2,737	$2,548	7.5%
Operating profit	$552	$514	7%
% of Net sales	20.2%	20.2%	—	bps

Net sales in Europe increased 7.5% in 2023 to $2,737, driven by net selling price increases of 9.5% and positive foreign exchange of 2.5%, partially offset by volume declines of 4.5%. Organic sales in Europe increased 5.0% in 2023. Organic sales growth was led by the United Kingdom, Germany and Poland, partially offset by organic sales declines in the Filorga business.

The increase in organic sales in Europe in 2023 versus 2022 was primarily due to an increase in Oral Care organic sales. The increase in Oral Care was primarily due to organic sales growth in the toothpaste category.

Operating profit in Europe increased 7% in 2023 to $552, while as a percentage of Net sales it was flat at 20.2%. Operating profit was flat as a percentage of Net sales due to an increase in Gross profit (140 bps) and a decrease in Other (income) expense, net, (20 bps), offset by an increase in Selling, general and administrative expense (160 bps), all as a percentage of Net sales. This increase in Gross profit was primarily due to higher pricing and cost savings from the Company’s funding-the-growth initiatives (310 bps), partially offset by significantly higher raw and packaging material costs (630 bps). This increase in Selling, general and administrative expenses largely was due to increased advertising investment (180 bps).

(Dollars in Millions Except Per Share Amounts)
    Asia Pacific

	2023	2022	% Change
Net sales	$2,782	$2,826	(1.5)%
Operating profit	$767	$737	4%
% of Net sales	27.6%	26.1%	150	bps

Net sales in Asia Pacific decreased 1.5% in 2023 to $2,782, driven by volume declines of 3.5% and negative foreign exchange of 4.0%, partially offset by net selling price increases of 6.0%. Organic sales in Asia Pacific increased 2.5% in 2023. Organic sales growth was led by India, the Philippines and Australia, partially offset by organic sales declines in the Greater China region.

The increase in organic sales in 2023 versus 2022 was primarily due to increases in Oral Care, Personal Care and Home Care organic sales. The increase in Oral Care was driven by organic sales growth in the toothpaste category, partially offset by organic sales declines in the manual toothbrush category. The increase in Personal Care was driven by organic sales growth in the hair care, body wash and bar soap categories. The increase in Home Care was driven by organic sales growth in the fabric softener category.

Operating profit in Asia Pacific increased 4% in 2023 to $767, or 150 bps to 27.6% as a percentage of Net sales. This increase in Operating profit as a percentage of Net sales was primarily due to an increase in Gross profit (120 bps) and a decrease in Selling, general and administrative expenses (50 bps), both as a percentage of Net sales. This increase in Gross profit was primarily due to cost savings from the Company’s funding-the-growth initiatives (310 bps) and higher pricing, partially offset by significantly higher raw and packaging material costs (430 bps). This decrease in Selling, general and administrative expenses was due to decreased advertising investment (80 bps), partially offset by higher overhead expenses (30 bps).

(Dollars in Millions Except Per Share Amounts)
    Africa/Eurasia

	2023	2022	% Change
Net sales	$1,083	$1,082	—%
Operating profit	$254	$228	11%
% of Net sales	23.5%	21.1%	240	bps

Net sales in Africa/Eurasia were flat in 2023, as volume growth of 4.5% and net selling price increases of 13.0% were offset by negative foreign exchange of 17.5%. Organic sales in Africa/Eurasia increased 17.5% in 2023. Organic sales growth was led by Turkiye, the Eurasia region, South Africa and Nigeria.

The increase in organic sales in 2023 versus 2022 was primarily due to increases in Oral Care and Personal Care organic sales. The increase in Oral Care was driven by organic sales growth in the toothpaste category. The increase in Personal Care was driven by organic sales growth in the body wash, bar soap, underarm protection and hair care categories.

Operating profit in Africa/Eurasia increased 11% in 2023 to $254, or 240 bps to 23.5% as a percentage of Net sales. This increase in Operating profit as a percentage of Net sales was due to an increase in Gross profit (50 bps), a decrease in Selling, general, and administrative expense (110 bps) and a decrease in Other (income) expense, net (80 bps), all as a percentage of Net sales. This increase in Gross profit was primarily due to higher pricing and cost savings from the Company’s funding-the-growth initiatives (340 bps), partially offset by significantly higher raw and packaging material costs (740 bps), which included foreign exchange transaction costs. This decrease in Selling, general and administrative expense was due to lower overhead expense (170 bps), partially offset by increased advertising investment (60 bps). Lower overhead expenses were due to lower logistics costs (230 bps), partially offset by higher other overhead expense (60 bps). This decrease in Other (income) expense, net was due to costs incurred in 2022 as a result of the war in Ukraine and start-up costs associated with a manufacturing plant.

(Dollars in Millions Except Per Share Amounts)
    Hill’s Pet Nutrition

	2023	2022	% Change
Net sales	$4,290	$3,713	15.5%
Operating profit	$806	$850	(5)%
% of Net sales	18.8%	22.9%	(410)	bps

Net sales for Hill’s Pet Nutrition increased 15.5% in 2023 to $4,290, driven by volume growth of 5.0% and net selling price increases of 11.0%, partially offset by negative foreign exchange of 0.5%. The Company’s previously disclosed acquisitions of pet food businesses contributed 5.5% to volume. Organic sales in Hill’s Pet Nutrition increased 10.5% in 2023. Organic sales growth was led by the United States and Europe.

The increase in organic sales in 2023 versus 2022 was due to organic sales growth in the wellness and therapeutic categories.

Operating profit in Hill’s Pet Nutrition decreased 5% in 2023 to $806, or 410 bps to 18.8% as a percentage of Net sales. This decrease in Operating profit as a percentage of Net sales was primarily due to a decrease in Gross profit (350 bps) as a percentage of Net sales. This decrease in Gross profit was primarily due to significantly higher raw and packaging material costs (780 bps) and unfavorable mix due to private label sales resulting from the previously disclosed acquisitions of pet food businesses (240 bps), partially offset by higher pricing and cost savings from the Company’s funding-the-growth initiatives (270 bps).

(Dollars in Millions Except Per Share Amounts)
    Corporate

	2023	2022	% Change
Operating profit (loss)	$(704)	$(1,305)	(46)%

Corporate operations include Corporate overhead costs, research and development costs, stock-based compensation expense related to stock options and restricted stock unit awards, restructuring and related implementation costs and gains and losses on sales of non-core product lines. The components of Operating profit (loss) for the Corporate segment are presented as follows:

	2023	2022
2022 Global Productivity Initiative	$(27)	$(95)
Product Recall Costs	(25)	—
Acquisition-related costs	—	(19)
Gain on the sale of land in Asia Pacific	—	47
Goodwill and intangible assets impairment charges	—	(721)
Corporate overhead costs and other, net	(652)	(517)
Total Corporate Operating profit (loss)	$(704)	$(1,305)

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

Implementation of the 2022 Global Productivity Initiative, which is expected to be substantially completed by mid-year 2024, is estimated to result in cumulative pre-tax charges, once all phases are approved and implemented, in the range of $200 to $240 ($170 to $200 aftertax), which is currently estimated to be comprised of the following: employee-related costs, including severance, pension and other termination benefits (80%); asset-related costs, primarily accelerated depreciation and asset write-downs (10%); and other charges (10%), which include contract termination costs, consisting primarily of implementation-related charges resulting directly from exit activities and the implementation of new strategies. It is estimated that approximately 80% to 90% of the charges will result in cash expenditures. Annualized pre-tax savings are projected to be in the range of $90 to $110 ($70 to $85 aftertax), once all projects are approved and implemented. Savings achieved since the implementation of the 2022 Global Productivity Initiative were approximately $100 pretax ($80 aftertax).

It is expected that the cumulative pretax charges, once all projects are approved and implemented, will relate to initiatives undertaken in North America (5%), Latin America (10%), Europe (45%), Asia Pacific (5%), Africa/Eurasia (10%), Hill’s Pet Nutrition (10%) and Corporate (15%).

For the twelve months ended December 31, 2023 and 2022, charges resulting from the 2022 Global Productivity Initiative are reflected in the income statement as follows:

	Twelve Months Ended December 31,
	2023	2022
Gross Profit	$1	$—
Selling, general and administrative expenses	2	5
Other (income) expense, net	24	90
Non-service related postretirement costs	5	15
Total 2022 Global Productivity Initiative charges, pretax	$32	$110

Total 2022 Global Productivity Initiative charges, aftertax	$25	$87

Restructuring and related implementation charges in the preceding table are recorded in the Corporate segment as these initiatives are predominantly centrally directed and controlled and are not included in internal measures of segment operating performance.

(Dollars in Millions Except Per Share Amounts)
Total charges incurred for the 2022 Global Productivity Initiative relate to initiatives undertaken by the following reportable operating segments:

	Twelve Months Ended December 31,		Program-to-date Accumulated Charges
	2023	2022
North America	15%	11%	12%
Latin America	—%	18%	14%
Europe	19%	19%	19%
Asia Pacific	20%	8%	11%
Africa/Eurasia	5%	11%	9%
Hill's Pet Nutrition	23%	11%	14%
Corporate	18%	22%	21%
Total	100%	100%	100%

Since the inception of the 2022 Global Productivity Initiative, the Company has incurred cumulative pretax charges of $142 ($112 aftertax) in connection with the implementation of various projects as follows:

Cumulative Charges
as of December 31, 2023
Employee-Related Costs	$126
Incremental Depreciation	—
Asset Impairments	1
Other	15
Total	$142

The following table summarizes the activity for the restructuring and related implementation charges discussed above and the related accruals:

	Twelve Months Ended December 31,
	Employee-Related Costs	Incremental Depreciation	Asset Impairments	Other	Total
Balance at December 31, 2021	$—	$—	$—	$—	$—
Charges	102	—	1	7	110
Cash Payments	(53)	—	—	(4)	(57)
Charges against assets	(15)	—	—	—	(15)
Foreign exchange	(4)	—	—	—	(4)
Balance at December 31, 2022	$30	$—	$1	$3	$34
Charges	24	—	—	8	32
Cash Payments	(45)	—	—	(10)	(55)
Charges against assets	(5)	—	(1)	—	(6)
Foreign exchange	6	—	—	—	6
Balance at December 31, 2023	$10	$—	$—	$1	$11

(Dollars in Millions Except Per Share Amounts)
Employee-Related Costs primarily include severance and other termination benefits and are calculated based on long-standing benefit practices, written severance policies, local statutory requirements and, in certain cases, voluntary termination arrangements. Employee-Related Costs also include pension enhancements of $5 for the twelve months ended December 31, 2023 and $15 for the twelve months ended December 31, 2022, which are reflected as Charges against assets within Employee-Related Costs in the preceding tables as the corresponding balance sheet amounts are reflected as a reduction of pension assets or an increase in pension liabilities.

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

Net sales growth (GAAP) and organic sales growth (Net sales growth excluding the impact of foreign exchange, acquisitions and divestments) (non-GAAP) are discussed in this Annual Report on Form 10-K. Management believes the organic sales growth measure provides investors and analysts with useful supplemental information regarding the Company’s underlying sales trends by presenting sales growth excluding, the external factor of foreign exchange, as well as the impact of acquisitions and divestments, as applicable. A reconciliation of organic sales growth to Net sales growth for the years ended December 31, 2023 and 2022 is provided below.

Gross profit, Selling, general and administrative expenses, Selling, general and administrative expenses as a percentage of Net sales, Other (income) expense, net, Operating profit, Operating profit margin, Non-service related postretirement costs, effective income tax rate, Net income attributable to Colgate-Palmolive Company and Earnings per share on a diluted basis are discussed in this Annual Report on Form 10-K both on a GAAP basis and excluding, as applicable, charges resulting from the ERISA litigation matter, the foreign tax matter and the 2022 Global Productivity Initiative, product recall costs, goodwill and intangible assets impairment charges, a gain on the sale of land in Asia Pacific and acquisition-related costs. These non-GAAP financial measures exclude items that, either by their nature or amount, management would not expect to occur as part of the Company’s normal business on a regular basis, such as restructuring charges, charges for certain litigation and tax matters, acquisition-related costs, gains and losses from certain divestitures and certain other unusual, non-recurring items. Investors and analysts use these financial measures in assessing the Company’s business performance, and management believes that presenting these financial measures on a non-GAAP basis provides them with useful supplemental information to enhance their understanding of the Company’s underlying business performance and trends. These non-GAAP financial measures also enhance the ability to compare period-to-period financial results. A reconciliation of each of these non-GAAP financial measures to the most directly comparable GAAP financial measures for the years ended December 31, 2023 and 2022 is presented within the applicable section of Results of Operations.

(Dollars in Millions Except Per Share Amounts)
The following tables provide a quantitative reconciliation of Net sales growth to organic sales growth for the years ended December 31, 2023 and 2022 versus the prior year:

Year ended December 31, 2023	Net Sales Growth (GAAP)	Foreign Exchange Impact	Acquisitions and Divestments Impact	Organic Sales Growth (Non-GAAP)
Oral, Personal and Home Care
North America	3.0%	—%	—%	3.0%
Latin America	16.5%	1.0%	—%	15.5%
Europe	7.5%	2.5%	—%	5.0%
Asia Pacific	(1.5)%	(4.0)%	—%	2.5%
Africa/Eurasia	—%	(17.5)%	—%	17.5%
Total Oral, Personal and Home Care	6.5%	(1.5)%	—%	8.0%
Pet Nutrition	15.5%	(0.5)%	5.5%	10.5%
Total Company	8.5%	(1.0)%	1.0%	8.5%

Year ended December 31, 2022	Net Sales Growth (GAAP)	Foreign Exchange Impact	Acquisitions and Divestments Impact	Organic Sales Growth (Non-GAAP)
Oral, Personal and Home Care
North America	3.5%	—%	—%	3.5%
Latin America	8.5%	(2.0)%	—%	10.5%
Europe	(10.5)%	(10.5)%	—%	—%
Asia Pacific	(1.5)%	(6.5)%	—%	5.0%
Africa/Eurasia	3.5%	(8.5)%	—%	12.0%
Total Oral, Personal and Home Care	1.0%	(4.5)%	—%	5.5%
Pet Nutrition	12.0%	(3.5)%	2.5%	13.0%
Total Company	3.0%	(4.5)%	0.5%	7.0%

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

Cash Flow

Net cash provided by operations increased to $3,745 in 2023 as compared to $2,556 in 2022, primarily due to changes in working capital and higher net income. The Company’s working capital as a percentage of Net sales was (1.4)% in 2023 and 1.0% in 2022. This change in working capital as a percentage of Net sales is primarily due to higher accounts payable and accruals, and lower inventory. The Company defines working capital as the difference between current assets (excluding Cash and cash equivalents and marketable securities, the latter of which is reported in Other current assets) and current liabilities (excluding short-term debt).

Investing activities used $742 of cash in 2023 compared to $1,601 during 2022. Investing activities in 2022 included the Company’s acquisition of businesses from Red Collar Pet Foods and Nutriamo discussed in Note 3, Acquisitions to the Consolidated Financial Statements.

Capital expenditures in the year ended December 31, 2023 were $705, an increase from $696 in 2022. Capital expenditures for 2024 are expected to be approximately 3.0% of Net sales. The Company continues to focus its capital spending on projects that are expected to yield high aftertax returns.

Financing activities used $2,793 of cash during 2023 compared to $952 during 2022. The increase in cash used was primarily due to higher repayments of commercial paper and higher principal payment of debt in 2023.

Long-term debt, including the current portion, decreased to $8,239 as of December 31, 2023, as compared to $8,755 as of December 31, 2022, and total debt decreased to $8,549 as of December 31, 2023 as compared to $8,766 as of December 31, 2022.

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

At December 31, 2023, the Company had access to unused domestic and foreign lines of credit of $3,574 (including under the facility discussed below) and could also issue long-term debt pursuant to an effective shelf registration statement.

In November 2022, the Company entered into an amended and restated $3,000 five-year revolving credit facility with a syndicate of banks for a five-year term expiring November 2027, which replaced, on substantially similar terms, the Company’s $3,000 revolving credit facility that was scheduled to expire in August 2026. In November 2023, the Company extended the term of the credit facility for an additional year, expiring in November 2028. Commitment fees related to the credit facility were not material.

Domestic and foreign commercial paper outstanding was $906 and $1,778 as of December 31, 2023 and December 31, 2022, respectively. The average daily balances outstanding of commercial paper in 2023 and 2022 were $1,800 and $1,858, respectively. The Company classifies commercial paper and certain current maturities of notes payable as long-term debt when it has the intent and ability to refinance such obligations on a long-term basis, including, if necessary, by utilizing its available lines of credit (under the facilities discussed above).

(Dollars in Millions Except Per Share Amounts)
The following is a summary of the Company’s commercial paper as of December 31, 2023 and 2022:

	2023			2022
	Weighted Average Interest Rate	Maturities	Outstanding	Weighted Average Interest Rate	Maturities	Outstanding
Commercial Paper	4.0%	2024	906	2.1%	2023	1,778
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

Dividend payments in 2023 were $1,749, an increase from $1,691 in 2022. Dividend payments increased to $1.91 per share in 2023 from $1.86 per share in 2022. In the first quarter of 2023, the Company increased the quarterly common stock dividend to $0.48 per share from $0.47 per share, effective in the second quarter of 2023.

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

Aggregate share repurchases in 2023 consisted of approximately 14.7 million common shares under the 2022 Program and 0.3 million common shares to fulfill the requirements of compensation and benefit plans, for a total purchase price of $1,128. Aggregate repurchases in 2022 consisted of approximately 13.4 million common shares under the 2022 Program, 3.4 million common shares under the 2018 Program and 0.3 million common shares to fulfill the requirements of compensation and benefit plans, for a total purchase price of $1,308. Share repurchases net of proceeds from exercise of stock options were $748 and $890 in 2023 and 2022, respectively.

Cash and cash equivalents increased $191 during 2023 to $966 at December 31, 2023, compared to $775 at December 31, 2022. Cash and cash equivalents held by the Company’s foreign subsidiaries was $922 and $735, respectively, at December 31, 2023 and 2022.

The following represents the scheduled maturities of the Company’s contractual obligations as of December 31, 2023:

	Total	2024	2025	2026	2027	2028	Thereafter
Long-term debt including current portion(1)	$7,633	$521	$643	$1,060	$503	$616	$4,290
Net cash interest payments on long-term debt(2)	2,442	265	215	181	167	141	1,473
Operating Leases	622	117	99	79	71	57	199
Purchase obligations(3)	757	480	157	84	26	10	—
U.S. tax reform payments	138	61	77	—	—	—	—
Total	$11,592	$1,444	$1,191	$1,404	$767	$824	$5,962
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
(3)The Company had outstanding contractual obligations with suppliers at the end of 2023 for the purchase of raw, packaging and other materials and services in the normal course of business. These purchase obligation amounts represent only those items which

(Dollars in Millions Except Per Share Amounts)
are based on agreements that are legally binding and that specify all significant terms including minimum quantity, price and term and do not represent total anticipated purchases.

Long-term liabilities associated with the Company’s postretirement plans are excluded from the table above due to the uncertainty of the timing of these cash disbursements. The amount and timing of cash funding related to these benefit plans will generally depend on the variability of the market value of the assets, changes in the benefit obligations, local regulatory requirements, various economic assumptions (the most significant of which are detailed in “Critical Accounting Policies and Use of Estimates” below) and voluntary Company contributions. Based on current information, the Company is not required to make a mandatory contribution to its qualified U.S. pension plan in 2024. The Company does not expect to make any voluntary contributions to its U.S. postretirement plans in 2024. In addition, total benefit payments expected to be paid from the Company’s assets to participants in unfunded plans are estimated to be approximately $98 for the year ending December 31, 2024.

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

The Company’s foreign currency forward contracts that qualify for cash flow hedge accounting resulted in a net unrealized loss of $13 at December 31, 2023 versus an unrealized gain of $4 at December 31, 2022. Changes in the fair value of cash flow hedges are recorded in Other comprehensive income (loss) and are reclassified into earnings in the same period or periods during which the underlying hedged transaction is recognized in earnings. At the end of 2023, an unfavorable 10% change in exchange rates would have resulted in a net unrealized loss of $100.

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

Based on year-end 2023 variable rate debt levels, a 1% increase in interest rates would have increased Interest (income) expense, net by $4 in 2023.

(Dollars in Millions Except Per Share Amounts)
Commodity Price Risk

The Company is exposed to price volatility related to raw materials used in production, such as resins, essential oils, tropical oils, pulp, tallow, corn, poultry and soybeans. The Company manages its raw material exposures through a combination of cost containment measures, ongoing productivity initiatives and the limited use of commodity hedging contracts. Futures contracts are used on a limited basis, primarily in the Hill’s Pet Nutrition segment, to manage volatility related to anticipated raw material inventory purchases of certain traded commodities.

The Company’s open commodity derivative contracts that qualify for cash flow hedge accounting resulted in a net unrealized loss of $1 at December 31, 2023 versus a net unrealized gain of $1 in 2022. At the end of 2023, an unfavorable 10% change in commodity futures prices would have resulted in a net unrealized loss of $2.

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

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This ASU improves the transparency of income tax disclosure by requiring consistent categories and greater disaggregation of information in the rate reconciliation, and income taxes paid disaggregated by jurisdiction. This guidance is effective for the Company for fiscal years beginning after December 15, 2024. We are currently assessing the impact of this guidance on our disclosures.

In December 2023, the FASB issued ASU No. 2023-08, “Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets.” This ASU improves the accounting for certain crypto assets by requiring companies to measure them at fair value for each reporting period with changes in fair value recognized in net income. This guidance is effective for the Company for fiscal years beginning after December 15, 2024 and is not expected to have an impact on the Company’s Consolidated Financial Statements.

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” This ASU modified the disclosure and presentation requirements primarily through enhanced disclosures of significant segment expenses and other segment items. This guidance is effective for the Company for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We are currently assessing the impact of this guidance on our disclosures.

In October 2023, the FASB issued ASU No. 2023-06, “Disclosure Improvements-Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative.” This ASU modified the disclosure and presentation requirements of a variety of codification topics by aligning them with the SEC’s regulations. This guidance is effective for the Company no later than June 30, 2027 and is not expected to have a material impact on the Company’s Consolidated Financial Statements.

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

(Dollars in Millions Except Per Share Amounts)
In September 2022, the FASB issued ASU No. 2022-04, “Liabilities-Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations.” This ASU requires a buyer that uses supplier finance programs to make annual disclosures about the programs’ key terms, the balance sheet presentation of related amounts, the confirmed amount outstanding at the end of the period and associated roll-forward information. The Company adopted the guidance beginning on January 1, 2023, except for the roll-forward information, which is effective for the Company beginning on January 1, 2024. See Note 16, Supplier Finance Programs to the Consolidated Financial Statements for additional information.

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

▪The Company accounts for inventories using both the first-in, first-out (“FIFO”) method (75% of inventories) and the last-in, first-out (“LIFO”) method (25% of inventories). There would have been no material impact on reported earnings for 2023 or 2022 had all inventories been accounted for under the FIFO method.

▪Shipping and handling costs (also referred to as logistics costs) may be reported as either a component of Cost of sales or Selling, general and administrative expenses. The Company accounts for such costs, primarily related to warehousing and outbound freight, as fulfillment costs and reports them in the Consolidated Statements of Income as a component of Selling, general and administrative expenses. Accordingly, the Company’s Gross profit margin is not comparable with the gross profit margin of those companies that include shipping and handling charges in cost of sales. If such costs had been included as a component of Cost of sales, the Company’s Gross profit margin would have been lower by 910 bps in 2023, 1040 bps in 2022 and 970 bps in 2021, with no impact on reported earnings.

(Dollars in Millions Except Per Share Amounts)
    The areas of accounting that involve significant or complex judgments and estimates are pensions and other retiree benefit cost assumptions, stock-based compensation, asset impairments, uncertain tax positions, tax valuation allowances, legal and other contingency reserves.

▪In accounting for pension and other postretirement benefit costs, the most significant actuarial assumptions are the discount rate and the expected long-term rate of return on plan assets. The discount rate used to measure the benefit obligation for U.S. defined benefit plans was 5.40% and 5.66% as of December 31, 2023 and 2022, respectively. The discount rate used to measure the benefit obligation for other U.S. postretirement plans was 5.37% and 5.67% as of December 31, 2023 and 2022, respectively. Discount rates used for the U.S. and international defined benefit and other postretirement plans are based on a yield curve constructed from a portfolio of high-quality bonds whose projected cash flows approximate the projected benefit payments of the plans. The assumed expected long-term rate of return on plan assets for U.S. plans was 6.50% as of December 31, 2023 and 6.25% as of December 31, 2022. In determining the expected long-term rate of return, the Company considers the nature of the plans’ investments and the historical rate of return.

Average annual rates of return for the U.S. plans for the most recent 1-year, 5-year, 10-year, 15-year and 25-year periods were 10%, 5%, 4%, 6% and 5%, respectively. In addition, the current assumed rate of return for the U.S. plans is based upon the nature of the plans’ investments with a target asset allocation of approximately 60% in fixed income securities, 26% in equity securities and 14% in other investments. A 1% change in the assumed rate of return on plan assets of the U.S. pension plans would impact future Net income attributable to Colgate-Palmolive Company by approximately $12. A 1% change in the discount rate for the U.S. pension plans and U.S. other retiree benefit plan would impact future Net income attributable to Colgate-Palmolive Company by approximately $0 and $2, respectively. A third assumption is the long-term rate of compensation increase for the pension plans, a change in which would partially offset the impact of a change in either the discount rate or the expected long-term rate of return. This rate was 3.50% as of December 31, 2023 and 2022. Refer to Note 10, Retirement Plans and Other Retiree Benefits to the Consolidated Financial Statements for further discussion of the Company’s pension and other postretirement plans.

▪The assumption requiring the most judgment in accounting for other postretirement benefits (other than the discount rate noted above) is the medical cost trend rate. The Company reviews external data and its own historical trends for health care costs to determine the medical cost trend rate. The assumed rate of increase for the U.S. postretirement benefit plans is 6.00% for 2024, declining to 4.88% by 2028 and remaining at 4.50% for the years thereafter. A 1% increase in the assumed long-term medical cost trend rate would impact future Net income attributable to Colgate-Palmolive Company by $2.

▪The Company recognizes the cost of employee services received in exchange for awards of equity instruments, such as stock options and restricted stock units (both performance-based and time-vested), based on the fair value of those awards at the date of grant. The Company uses the Black-Scholes-Merton (“Black-Scholes”) option pricing model to estimate the fair value of stock option awards. The weighted-average estimated fair value of each stock option award granted in the year ended December 31, 2023 was $14.89. The Black-Scholes model uses various assumptions to estimate the fair value of stock option awards. These assumptions include the expected term of stock option awards, expected volatility rate, risk-free interest rate and expected dividend yield. While these assumptions do not require significant judgment, as the significant inputs are determined from historical experience or independent third-party sources, changes in these inputs could result in significant changes in the fair value of stock option awards. A one-year change in expected term would result in a change in fair value of approximately 6%. A 1% change in volatility would change fair value by approximately 4%. The Company uses a Monte-Carlo simulation to determine the fair value of performance-based restricted stock units at the date of grant. The Monte-Carlo simulation model uses substantially the same inputs as the Black-Scholes model.

▪Goodwill and indefinite-life intangible assets, such as the Company’s global brands, are subject to impairment tests at least annually or when events or changes in circumstances indicate an asset may be impaired. In assessing impairment, the Company performs either a quantitative or a qualitative analysis.

(Dollars in Millions Except Per Share Amounts)
Determining the fair value of the Company’s reporting units for goodwill and the fair value of its intangible assets requires significant estimates and judgments by management. When a quantitative analysis is performed, the Company generally uses the income approach, which requires several estimates, including future cash flows consistent with management’s strategic plans, sales growth rates and the selection of royalty rates and discount rates. Estimating sales growth rates requires significant judgment by management in areas such as future economic conditions, category growth rates, product pricing, consumer tastes and preferences and future expansion expectations. In selecting an appropriate royalty rate, the Company considers the long-term profitability of the brand and recent market transactions for similar brands and products. In determining an appropriate discount rate, the Company considers the current interest rate environment and its estimated cost of capital. Other qualitative factors the Company considers, in addition to those quantitative measures discussed above, include assessments of general macroeconomic conditions, industry-specific considerations and historical financial performance. The Company generally engages a third-party valuation firm to assist it in determining the fair value of intangible assets acquired in business combinations.

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

As of the date of the annual goodwill impairment test, the fair value of the Filorga reporting unit in the Europe segment approximates its carrying value. The carrying value of goodwill associated with this reporting unit is $221 as of December 31, 2023. The estimated fair value of the Company’s remaining reporting units substantially exceeds their carrying value.

As of the date of the annual impairment test of indefinite-lived intangible assets, the fair value of one of the Company’s indefinite-lived trademark intangible assets approximates its carrying value. The carrying value of this trademark is $312 as of December 31, 2023.

Given the inherent uncertainties of estimating the future impacts of interest rates and inflation on macroeconomic conditions, actual results may differ from management’s current estimates, which could potentially result in additional impairment charges in future periods.

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

(Dollars in Millions Except Per Share Amounts)
Cautionary Statement on Forward-Looking Statements

This Annual Report on Form 10-K may contain forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the SEC in its rules, regulations and releases that set forth anticipated results based on management’s current plans and assumptions. Such statements may relate, for example, to sales or volume growth, net selling price increases, organic sales growth, profit or profit margin levels, earnings per share levels, financial goals, the impact of foreign exchange, the impact of geopolitical conflicts and tensions, such as the war in Ukraine, the Israel-Hamas war and tensions between China and Taiwan, cost-reduction plans (including the 2022 Global Productivity Initiative), tax rates, interest rates, new product introductions, digital capabilities, commercial investment levels, acquisitions, divestitures, share repurchases or legal or tax proceedings, among other matters. These statements are made on the basis of the Company’s views and assumptions as of this time and the Company undertakes no obligation to update these statements whether as a result of new information, future events or otherwise, except as required by law or by the rules and regulations of the SEC. Moreover, the Company does not nor does any other person assume responsibility for the accuracy and completeness of those statements. The Company cautions investors that any such forward-looking statements are not guarantees of future performance and that actual events or results may differ materially from those statements. Actual events or results may differ materially because of factors that affect international businesses and global economic conditions, as well as matters specific to the Company and the markets it serves, including the uncertain macroeconomic and political environment in different countries, including as a result of inflation and rising interest rates, and its effect on consumer confidence and spending, foreign currency rate fluctuations, exchange controls, import restrictions, tariffs, sanctions, price or profit controls, labor relations, changes in foreign or domestic laws or regulations or their interpretation, political and fiscal developments, including changes in trade, tax and immigration policies, increased competition and evolving competitive practices (including from the growth of eCommerce and the entry of new competitors and business models), the ability to operate and respond effectively during a pandemic, epidemic or widespread public health concern, the ability to manage disruptions in our global supply chain and/or key office facilities, the ability to manage the availability and cost of raw and packaging materials and logistics costs, the ability to maintain or increase selling prices as needed, changes in the policies of retail trade customers, the emergence of alternative retail channels, the growth of eCommerce and the rapidly changing retail landscape (as consumers increasingly shop online and through mobile applications), the ability to develop innovative new products, the ability to continue lowering costs and operate in an agile manner, the ability to maintain the security of our information and operational technology systems from a cybersecurity incident or data breach, the ability to address the effects of climate change and achieve our sustainability and social impact goals, the ability to complete acquisitions and divestitures as planned, the ability to successfully integrate acquired businesses, the ability to attract and retain key employees and integrate DE&I initiatives across our organization, the uncertainty of the outcome of legal proceedings, whether or not the Company believes they have merit, and the ability to address uncertain or unfavorable global economic conditions, including inflation, disruptions in the credit markets and tax matters. For information about these and other factors that could impact the Company’s business and cause actual results to differ materially from forward-looking statements, refer to Part I, Item 1A “Risk Factors.”

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chairman of the Board, President and Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2023 (the “Evaluation”). Based upon the Evaluation, the Company’s Chairman of the Board, President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) are effective.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Management, under the supervision and with the participation of the Company’s Chairman of the Board, President and Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Company’s internal control over financial reporting based upon the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and concluded that it was effective as of December 31, 2023.

The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, and has expressed an unqualified opinion in their report, which appears under “Index to Financial Statements – Report of Independent Registered Public Accounting Firm.”

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

ITEM 9B.    OTHER INFORMATION

During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

See “Information about our Executive Officers” in Part I, Item 1 of this report.

Additional information required by this Item relating to directors, executive officers and corporate governance of the Company is incorporated herein by reference to the Company’s Proxy Statement for its 2024 Annual Meeting of Stockholders (the “2024 Proxy Statement”).

Code of Ethics

The Company’s Code of Conduct promotes the highest ethical standards in all of the Company’s business dealings. The Code of Conduct satisfies the SEC’s requirements for a Code of Ethics for senior financial officers and applies to all Company employees, including the Chairman of the Board, President and Chief Executive Officer, the Chief Financial Officer and the Executive Vice President and Controller, and the Company’s directors. The Code of Conduct is available on the Company’s website at www.colgatepalmolive.com. Any amendment to the Code of Conduct will promptly be posted on the Company’s website. It is the Company’s policy not to grant waivers of the Code of Conduct. In the extremely unlikely event that the Company grants an executive officer a waiver from a provision of the Code of Conduct, the Company will promptly disclose such information by posting it on its website or by using other appropriate means in accordance with SEC rules.

ITEM 11.    EXECUTIVE COMPENSATION

The information regarding executive compensation set forth in the 2024 Proxy Statement is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)The information regarding security ownership of certain beneficial owners and management set forth in the 2024 Proxy Statement is incorporated herein by reference.

(b)The Registrant does not know of any arrangements that may at a subsequent date result in a change in control of the Registrant.

(c)Equity compensation plan information as of December 31, 2023:

	(a)		(b)		(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (in thousands)		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (in thousands)
Equity compensation plans approved by security holders	22,916	(1)	$75.09	(2)	28,522	(3)
Equity compensation plans not approved by security holders	Not applicable		Not applicable		Not applicable
Total	22,916		$75.09		28,522
_______
(1)Consists of 20,742 options outstanding under the Company’s 2013 Incentive Compensation Plan and the Company’s 2019 Incentive Compensation Plan and 2,174 restricted stock units awarded but not yet vested under the Company’s 2019 Incentive Compensation Plan, as more fully described in Note 8, Capital Stock and Stock-Based Compensation Plans to the Consolidated Financial Statements.
(2)Includes the weighted-average exercise price of stock options outstanding of $75 and restricted stock units of $76.
(3)Amount includes 19,951 options available for issuance and 8,571 restricted stock units available for issuance under the Company’s 2019 Incentive Compensation Plan.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information regarding certain relationships and related transactions and director independence set forth in the 2024 Proxy Statement is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information regarding auditor fees and services set forth in the 2024 Proxy Statement is incorporated herein by reference.

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

b)
Form of Nonqualified Option Award Agreement used in connection with grants under the Colgate-Palmolive Company 2019 Incentive Compensation Plan. (Registrant hereby incorporates by reference Exhibit 10-B to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, File No. 1-644.)*

c)
Form of Restricted Stock Unit Award Agreement used in connection with grants under the Colgate-Palmolive Company 2019 Incentive Compensation Plan. (Registrant hereby incorporates by reference Exhibit 10-C to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, File No. 1-644.)*

d)
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
Form of Performance Stock Unit Award Agreement for the 2023-2025 Performance Cycle (Registrant hereby incorporates by reference Exhibit 10-A to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, File No. 1-644.)*

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
Colgate-Palmolive Company Executive Severance Plan, as amended and restated through September 13 , 2023. (Registrant hereby incorporates by reference Exhibit 10-A to its Current Report on Form 8-K filed on September 15, 2023, File No. 1-644.)*

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
Amended and Restated Five Year Credit Agreement, dated as of November 4, 2022, by and among Colgate-Palmolive Company, as Borrower, Citibank, N.A., as Administrative Agent and Arranger, and the Lenders party thereto. (Registrant hereby incorporates by reference Exhibit 10-I to its Annual Report on Form 10-K for the year ended December 31, 2022, File No. 1-644)

10-J
Colgate-Palmolive Company Supplemental Savings and Investment Plan, amended and restated, effective as of January 1, 2022. (Registrant hereby incorporates by reference Exhibit 10-J to its Annual Report on Form 10-K for the year ended December 31, 2022, File No. 1-644.)*

10-K
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

97		Colgate-Palmolive Company Dodd-Frank Clawback Policy for the Recovery of Erroneously Awarded Compensation.**

101
The following materials from Colgate-Palmolive Company’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline eXtensible Business Reporting Language (Inline XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Consolidated Statements of Comprehensive Income, (v) the Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements, and (vii) Financial Statement Schedule.**

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

Colgate-Palmolive Company (Registrant)

Date: February 15, 2024	By	/s/ Noel R. Wallace
Noel R. Wallace Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 15, 2024, by the following persons on behalf of the registrant and in the capacities indicated.

(a) Principal Executive Officer	(d) Directors:

/s/ Noel R. Wallace	/s/ Noel R. Wallace
Noel R. Wallace Chairman of the Board, President and Chief Executive Officer	Noel R. Wallace
(b) Principal Financial Officer	John P. Bilbrey, John T. Cahill, Steven A. Cahillane, Lisa M. Edwards, C. Martin Harris, Martina Hund-Mejean, Kimberly A. Nelson, Lorrie M. Norrington, Stephen I. Sadove*

/s/ Stanley J. Sutula III	*By: /s/ Jennifer M. Daniels
Stanley J. Sutula III Chief Financial Officer	Jennifer M. Daniels As Attorney-in-Fact

(c) Principal Accounting Officer

/s/ Gregory O. Malcolm
Gregory O. Malcolm Executive Vice President and Controller

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Colgate-Palmolive Company

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the consolidated financial statements, including the related notes and financial statement schedule, of Colgate-Palmolive Company and its subsidiaries (the “Company”) as listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Goodwill and Indefinite-Lived Intangible Asset Annual Impairment Assessments for the Filorga Reporting Unit and a Certain Trademark

As described in Notes 2 and 5 to the consolidated financial statements, the Company’s goodwill and other intangible assets, net balance were $3,410 million and $1,887 million, respectively, as of December 31, 2023, and the goodwill associated with the Filorga reporting unit and a certain trademark were $221 million and $260 million, respectively. Goodwill and indefinite-lived intangible assets are subject to impairment tests at least annually or when events or changes in circumstances indicate that an asset may be impaired. As disclosed by management, determining the fair value of the Company’s reporting units for goodwill and the fair value of its intangible assets requires significant estimates and judgments by management. When a quantitative analysis is performed, management uses the income approach, which requires several estimates, including future cash flows consistent with management’s strategic plans, sales growth rates and the selection of royalty rates and discount rates.

The principal considerations for our determination that performing procedures relating to the goodwill and indefinite-lived intangible asset annual impairment assessments for the Filorga reporting unit and a certain trademark is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the Filorga reporting unit and a certain trademark; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the sales growth rates and discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill and indefinite-lived intangible asset annual impairment assessments, including controls over the valuation of the Filorga reporting unit and a certain trademark. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the Filorga reporting unit and a certain trademark; (ii) evaluating the appropriateness of the income approaches used by management; (iii) testing the completeness and accuracy of underlying data used in the income approaches; and (iv) evaluating the reasonableness of significant assumptions used by management related to the sales growth rates and discount rate. Evaluating management’s assumptions related to the sales growth rates involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the Filorga reporting unit and a certain brand; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the income approaches and (ii) the reasonableness of the discount rate assumption.

/s/ PricewaterhouseCoopers LLP
New York, New York February 15, 2024
We have served as the Company’s auditor since 2002.

COLGATE-PALMOLIVE COMPANY
Consolidated Statements of Income
For the years ended December 31,
(Dollars in Millions Except Per Share Amounts)

	2023	2022	2021
Net sales	$19,457	$17,967	$17,421
Cost of sales	8,131	7,719	7,046
Gross profit	11,326	10,248	10,375
Selling, general and administrative expenses	7,151	6,565	6,407
Other (income) expense, net	191	69	65
Goodwill and intangible assets impairment charges	—	721	571
Operating profit	3,984	2,893	3,332
Non-service related postretirement costs	360	80	70
Interest (income) expense, net	232	153	175
Income before income taxes	3,392	2,660	3,087
Provision for income taxes	937	693	749
Net income including noncontrolling interests	2,455	1,967	2,338
Less: Net income attributable to noncontrolling interests	155	182	172
Net income attributable to Colgate-Palmolive Company	$2,300	$1,785	$2,166
Earnings per common share, basic	$2.78	$2.13	$2.56
Earnings per common share, diluted	$2.77	$2.13	$2.55

See Notes to Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Consolidated Statements of Comprehensive Income
For the years ended December 31,
 (Dollars in Millions)

	2023	2022	2021
Net income including noncontrolling interests	$2,455	$1,967	$2,338
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	98	(146)	(193)
Retirement plan and other retiree benefit adjustments	(16)	413	134
Gains (losses) on cash flow hedges	(7)	60	16
Total Other comprehensive income (loss), net of tax	75	327	(43)
Total Comprehensive income including noncontrolling interests	2,530	2,294	2,295
Less: Net income attributable to noncontrolling interests	155	182	172
Less: Cumulative translation adjustments attributable to noncontrolling interests	(42)	(4)	(2)
Total Comprehensive income attributable to noncontrolling interests	113	178	170
Total Comprehensive income attributable to Colgate-Palmolive Company	$2,417	$2,116	$2,125

See Notes to Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
 Consolidated Balance Sheets
As of December 31,
 (Dollars in Millions Except Share and Per Share Amounts)

	2023	2022
Assets
Current Assets
Cash and cash equivalents	$966	$775
Receivables (net of allowances of $80 and $70, respectively)	1,586	1,504
Inventories	1,934	2,074
Other current assets	793	760
Total current assets	5,279	5,113
Property, plant and equipment, net	4,582	4,307
Goodwill	3,410	3,352
Other intangible assets, net	1,887	1,920
Deferred income taxes	214	135
Other assets	1,021	904
Total assets	$16,393	$15,731
Liabilities and Shareholders’ Equity
Current Liabilities
Notes and loans payable	$310	$11
Current portion of long-term debt	20	14
Accounts payable	1,698	1,551
Accrued income taxes	336	317
Other accruals	2,377	2,111
Total current liabilities	4,741	4,004
Long-term debt	8,219	8,741
Deferred income taxes	361	383
Other liabilities	2,115	1,797
Total liabilities	15,436	14,925
Commitments and contingent liabilities	—	—
Shareholders’ Equity
Common stock, $1 par value (2,000,000,000 shares authorized, 1,465,706,360 shares issued)	1,466	1,466
Additional paid-in capital	3,808	3,546
Retained earnings	25,289	24,573
Accumulated other comprehensive income (loss)	(3,937)	(4,055)
Unearned compensation	—	(1)
Treasury stock, at cost	(26,017)	(25,128)
Total Colgate-Palmolive Company shareholders’ equity	609	401
Noncontrolling interests	348	405
Total equity	957	806
Total liabilities and equity	$16,393	$15,731

See Notes to Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in Millions)

	Colgate-Palmolive Company Shareholders’ Equity
	Common Stock	Additional Paid-In Capital	Unearned Compensation	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
Balance, January 1, 2021	$1,466	$2,969	$(1)	$(23,045)	$23,699	$(4,345)	$358
Net income	—	—	—	—	2,166	—	172
Other comprehensive income (loss), net of tax	—	—	—	—	—	(41)	(2)
Dividends ($1.79)/per share*	—	—	—	—	(1,515)	—	(166)
Stock-based compensation expense	—	135	—	—	—	—	—
Shares issued for stock options	—	188	—	248	—	—	—
Shares issued for restricted stock awards	—	(27)	—	27	—	—	—
Treasury stock acquired	—	—	—	(1,320)	—	—	—
Other	—	4	—	1	—	—	—
Balance, December 31, 2021	$1,466	$3,269	$(1)	$(24,089)	$24,350	$(4,386)	$362
Net income	—	—	—	—	1,785	—	182
Other comprehensive income (loss), net of tax	—	—	—	—	—	331	(4)
Dividends ($1.86)/per share*	—	—	—	—	(1,562)	—	(135)
Stock-based compensation expense	—	125	—	—	—	—	—
Shares issued for stock options	—	190	—	226	—	—	—
Shares issued for restricted stock awards	—	(40)	—	40	—	—	—
Treasury stock acquired	—	—	—	(1,308)	—	—	—
Other	—	2	—	3	—	—	—
Balance, December 31, 2022	$1,466	$3,546	$(1)	$(25,128)	$24,573	$(4,055)	$405
Net income	—	—	—	—	2,300	—	155
Other comprehensive income (loss), net of tax	—	—	—	—	—	117	(42)
Dividends ($1.91)/per share*	—	—	—	—	(1,584)	—	(170)
Stock-based compensation expense	—	122	—	—	—	—	—
Shares issued for stock options	—	170	—	212	—	—	—
Shares issued for restricted stock awards	—	(34)	—	34	—	—	—
Treasury stock acquired	—	—	—	(1,128)	—	—	—
Other	—	4	1	(7)	—	1	—
Balance, December 31, 2023	$1,466	$3,808	$—	$(26,017)	$25,289	$(3,937)	$348

* Two dividends were declared in each of the first quarters of 2023, 2022 and 2021.

See Notes to Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Consolidated Statements of Cash Flows
For the years ended December 31,
(Dollars in Millions)

	2023	2022	2021
Operating Activities
Net income including noncontrolling interests	$2,455	$1,967	$2,338
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operations:
Depreciation and amortization	567	545	556
ERISA litigation matter	267	—	—
Restructuring and termination benefits, net of cash	(23)	49	(21)
Stock-based compensation expense	122	125	135
Gain on the sale of land	—	(47)	—
Goodwill and intangible assets impairment charges	—	721	571
Loss on early extinguishment of debt	—	—	75
Deferred income taxes	(98)	(78)	(132)
Cash effects of changes in:
Receivables	(37)	(227)	(84)
Inventories	194	(333)	(72)
Accounts payable and other accruals	309	(115)	14
Other non-current assets and liabilities	(11)	(51)	(55)
Net cash provided by operations	3,745	2,556	3,325
Investing Activities
Capital expenditures	(705)	(696)	(567)
Purchases of marketable securities and investments	(506)	(470)	(141)
Proceeds from sale of marketable securities and investments	502	322	141
Payment for acquisitions, net of cash acquired	—	(809)	—
Proceeds from the sale of land	—	47	—
Other investing activities	(33)	5	(25)
Net cash used in investing activities	(742)	(1,601)	(592)
Financing Activities
Short-term borrowing (repayment) less than 90 days, net	(906)	540	(171)
Principal payments on debt (1)	(903)	(406)	(703)
Proceeds from issuance of debt	1,495	1,513	699
Dividends paid	(1,749)	(1,691)	(1,679)
Purchases of treasury shares	(1,128)	(1,308)	(1,320)
Proceeds from exercise of stock options	380	418	424
Other financing activities	18	(18)	(24)
Net cash used in financing activities	(2,793)	(952)	(2,774)
Effect of exchange rate changes on Cash and cash equivalents	(19)	(60)	(15)
Net increase (decrease) in Cash and cash equivalents	191	(57)	(56)
Cash and cash equivalents at beginning of year	775	832	888
Cash and cash equivalents at end of year	$966	$775	$832
Supplemental Cash Flow Information
Income taxes paid	$937	$945	$890
Interest paid	$280	$151	$194
(1) For the years ended December 31, 2023, 2022 and 2021, Principal payments on debt includes cash charges of $0 and $0 and $75, respectively, related to the extinguishment of debt prior to maturity. See Note 6, Long-Term Debt and Credit Facilities for additional information.
See Notes to Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements
(Dollars in Millions Except Share and Per Share Amounts)

1.    Nature of Operations

The Company manufactures and markets a wide variety of products in the U.S. and around the world in two product segments: Oral, Personal and Home Care; and Pet Nutrition. Oral, Personal and Home Care products include toothpaste, toothbrushes, mouthwash, bar and liquid hand soaps, shower gels, shampoos, conditioners, deodorants and antiperspirants, skin health products, dishwashing detergents, fabric conditioners, household cleaners and other similar items. These products are sold primarily to a variety of traditional and eCommerce retailers, wholesalers, distributors, dentists and, in some segments, skin health professionals. Pet Nutrition products include specialty pet nutrition products manufactured and marketed by Hill’s Pet Nutrition. The principal customers for Pet Nutrition products are authorized pet supply retailers, veterinarians and eCommerce retailers. Some of our products are also sold direct-to-consumer. Principal global and regional trademarks include Colgate, Palmolive, Darlie, elmex, hello, meridol, Sorriso, Tom’s of Maine, EltaMD, Filorga, Irish Spring, Lady Speed Stick, PCA SKIN, Protex, Sanex, Softsoap, Speed Stick, Ajax, Axion, Fabuloso, Murphy, Soupline and Suavitel, as well as Hill’s Science Diet and Hill’s Prescription Diet.

The Company’s principal classes of products accounted for the following percentages of worldwide Net sales for the past three years:

	2023	2022	2021
Oral Care	42%	43%	44%
Personal Care	19%	19%	20%
Home Care	17%	17%	17%
Pet Nutrition	22%	21%	19%
Total	100%	100%	100%

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
2.    Summary of Significant Accounting Policies

Principles of Consolidation

The Consolidated Financial Statements include the accounts of Colgate-Palmolive Company and its majority-owned or controlled subsidiaries. Intercompany transactions and balances have been eliminated. The Company’s investments in consumer products companies with interests ranging between 20% and 50%, where the Company has significant influence over the investee, are accounted for using the equity method. Net income (loss) from such investments is recorded in Other (income) expense, net in the Consolidated Statements of Income. As of December 31, 2023 and 2022, equity method investments included in Other assets in the Consolidated Balance Sheets were $83 and $70, respectively. Unrelated third parties hold the remaining ownership interests in these investments. Investments with less than a 20% interest are recorded at cost and periodically adjusted based on observable price changes or quoted market prices in active markets, if applicable.

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

Revenue Recognition

The Company’s revenue contracts represent a single performance obligation to sell its products to trade customers. Sales are recorded at the time control of the products is transferred to trade customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for the products. Control is the ability of trade customers to “direct the use of” and “obtain the benefit from” our products. In evaluating the timing of the transfer of control of products to trade customers, the Company considers several control indicators, including significant risks and rewards of products, the Company’s right to payment and the legal title of the products. Based on the assessment of control indicators, sales are generally recognized when products are delivered to trade customers.

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

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
Shipping and Handling Costs

Shipping and handling costs (also referred to as logistics costs) are classified as Selling, general and administrative expenses and were $1,771, $1,874 and $1,687 for the years ended December 31, 2023, 2022 and 2021, respectively.

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

Property, Plant and Equipment

Land, buildings and machinery and equipment are stated at cost. Depreciation is provided, primarily using the straight-line method, over the estimated useful lives ranging from 3 to 15 years for machinery and equipment and up to 40 years for buildings. Depreciation attributable to manufacturing operations is included in Cost of sales. The remaining component of depreciation is included in Selling, general and administrative expenses.

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

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This ASU improves the transparency of income tax disclosure by requiring consistent categories and greater disaggregation of information in the rate reconciliation, and income taxes paid disaggregated by jurisdiction. This guidance is effective for the Company for fiscal years beginning after December 15, 2024. We are currently assessing the impact of this guidance on our disclosures.

In December 2023, the FASB issued ASU No. 2023-08, “Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets.” This ASU improves the accounting for certain crypto assets by requiring companies to measure them at fair value for each reporting period with changes in fair value recognized in net income. This guidance is effective for the Company for fiscal years beginning after December 15, 2024 and is not expected to have an impact on the Company’s Consolidated Financial Statements.

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” This ASU modified the disclosure and presentation requirements primarily through enhanced disclosures of significant segment expenses and other segment items. This guidance is effective for the Company for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We are currently assessing the impact of this guidance on our disclosures.

In October 2023, the FASB issued ASU No. 2023-06, “Disclosure Improvements-Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative.” This ASU modified the disclosure and presentation requirements of a variety of codification topics by aligning them with the SEC’s regulations. This guidance is effective for the Company no later than June 30, 2027 and is not expected to have a material impact on the Company’s Consolidated Financial Statements.

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

In September 2022, the FASB issued ASU No. 2022-04, “Liabilities-Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations.” This ASU requires a buyer that uses supplier finance programs to make annual disclosures about the programs’ key terms, the balance sheet presentation of related amounts, the confirmed amount outstanding at the end of the period and associated roll-forward information. The Company adopted the guidance beginning on January 1, 2023, except for the roll-forward information, which is effective for the Company beginning on January 1, 2024. See Note 16, Supplier Finance Programs to the Consolidated Financial Statements for additional information.

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

During the fourth quarter of 2022, the Company finalized its purchase price allocation and the final purchase price of $719 was allocated to the net assets acquired based on their respective fair values as follows:

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

For the twelve months ended December 31, 2023, charges resulting from the 2022 Global Productivity Initiative are reflected in the income statement as follows:

	Twelve Months Ended December 31,
	2023	2022
Gross Profit	$1	$—
Selling, general and administrative expenses	2	5
Other (income) expense, net	24	90
Non-service related postretirement costs	5	15
Total 2022 Global Productivity Initiative charges, pretax	$32	$110

Total 2022 Global Productivity Initiative charges, aftertax	$25	$87

Restructuring and related implementation charges in the preceding table are recorded in the Corporate segment as these initiatives are predominantly centrally directed and controlled and are not included in internal measures of segment operating performance.

Total charges incurred for the 2022 Global Productivity Initiative relate to initiatives undertaken by the following reportable operating segments:

	Twelve Months Ended December 31,		Program-to-date Accumulated Charges
	2023	2022
North America	15%	11%	12%
Latin America	—%	18%	14%
Europe	19%	19%	19%
Asia Pacific	20%	8%	11%
Africa/Eurasia	5%	11%	9%
Hill's Pet Nutrition	23%	11%	14%
Corporate	18%	22%	21%
Total	100%	100%	100%

Since the inception of the 2022 Global Productivity Initiative, the Company has incurred cumulative pretax charges of $142 ($112 aftertax) in connection with the implementation of various projects as follows:

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

Cumulative Charges
as of December 31, 2023
Employee-Related Costs	$126
Incremental Depreciation	—
Asset Impairments	1
Other	15
Total	$142

The following table summarizes the activity for the restructuring and related implementation charges discussed above and the related accruals:

	Twelve Months Ended December 31,
	Employee-Related Costs	Incremental Depreciation	Asset Impairments	Other	Total
Balance at December 31, 2021	$—	$—	$—	$—	$—
Charges	102	—	1	7	110
Cash Payments	(53)	—	—	(4)	(57)
Charges against assets	(15)	—	—	—	(15)
Foreign exchange	(4)	—	—	—	(4)
Balance at December 31, 2022	$30	$—	$1	$3	$34
Charges	24	—	—	8	32
Cash Payments	(45)	—	—	(10)	(55)
Charges against assets	(5)	—	(1)	—	(6)
Foreign exchange	6	—	—	—	6
Balance at December 31, 2023	$10	$—	$—	$1	$11

Employee-Related Costs primarily include severance and other termination benefits and are calculated based on long-standing benefit practices, written severance policies, local statutory requirements and, in certain cases, voluntary termination arrangements. Employee-Related Costs also include pension enhancements of $5 for the twelve months ended December 31, 2023, and $15 for the twelve months ended December 31, 2022, which are reflected as Charges against assets within Employee-Related Costs in the preceding tables as the corresponding balance sheet amounts are reflected as a reduction of pension assets or an increase in pension liabilities.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
5.    Goodwill and Other Intangible Assets

The changes in net carrying value of Goodwill by segment for the years ended December 31, 2023 and 2022 were as follows:

	2022
	Beginning Balance	Acquisitions (1)	Impairments	Foreign currency translation	Ending Balance
Oral, Personal and Home Care
North America	$912	$—	$—	$(6)	$906
Latin America	159	—	—	9	168
Europe	1,902	—	(332)	(66)	1,504
Asia Pacific	182	—	—	(3)	179
Africa/Eurasia	114	—	—	(7)	107
Total Oral, Personal and Home Care	3,269	—	(332)	(73)	2,864
Pet Nutrition	15	474	—	(1)	488
Total Goodwill	$3,284	$474	$(332)	$(74)	$3,352

	2023
	Beginning Balance	Acquisitions	Impairments	Foreign currency translation	Ending Balance
Oral, Personal and Home Care
North America	$906	$—	$—	$2	$908
Latin America	168	—	—	11	179
Europe	1,504	—	—	67	1,571
Asia Pacific	179	—	—	—	179
Africa/Eurasia	107	—	—	(19)	88
Total Oral, Personal and Home Care	2,864	—	—	61	2,925
Pet Nutrition	488	—	—	(3)	485
Total Goodwill	$3,352	$—	$—	$58	$3,410

(1) For information related to the Company's acquisitions, refer to Note 3, Acquisitions

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
Other intangible assets as of December 31, 2023 and 2022 were comprised of the following:

	2023			2022
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trademarks - finite life	$1,167	$(519)	$648	$885	$(471)	$414
Other finite life intangible assets	624	(363)	261	616	(322)	294
Indefinite life intangible assets	978	—	978	1,212	—	1,212
Total Other intangible assets	$2,769	$(882)	$1,887	$2,713	$(793)	$1,920

The change in the net carrying amounts of Other intangible assets during 2023 was due to foreign currency translation and amortization expense of $72. Annual estimated amortization expense for each of the next five years is expected to be approximately $72. In 2023, the Company re-characterized a certain trademark from an indefinite to a finite life intangible asset based on an assessment of certain macroeconomic conditions, historical performance and demand. The carrying value of this trademark as of December 31, 2023 is $260 and is being amortized over its estimated remaining useful life of 25 years.

As of the date of the annual goodwill impairment test, the fair value of the Filorga reporting unit in the Europe segment approximates its carrying value. The carrying value of goodwill associated with this reporting unit is $221 as of December 31, 2023. The estimated fair value of the Company’s remaining reporting units substantially exceeds their carrying value.

As of the date of the annual impairment test of indefinite-lived intangible assets, the fair value of one of the Company’s indefinite-lived trademark intangible assets approximates its carrying value. The carrying value of this trademark is $312 as of December 31, 2023.

Given the inherent uncertainties of estimating the future impacts of interest rates and inflation on macroeconomic conditions, actual results may differ from management's current estimates which could potentially result in additional impairment charges in future periods.

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

The Company used the income approach to determine the fair value of the Filorga reporting unit, indefinite-lived trademark and customer relationships that required significant judgments and estimates by management regarding several key inputs, including future cash flows consistent with management’s plans, sales growth rates, customer attrition rate, and the selection of a royalty rate and a discount rate, among others. Estimating sales growth rates requires significant judgment by management in areas such as future economic conditions, category and industry growth rates, product pricing, consumer tastes and preferences and future expansion expectations.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

6.    Long-Term Debt and Credit Facilities

Long-term debt consisted of the following at December 31:

	Weighted Average Interest Rate	Maturities			2023	2022
Notes	3.1%	2024	-	2078	$7,580	$6,933
Commercial paper	4.0%	2024			606	1,778
Finance Lease Obligations		Various			53	44
					8,239	8,755
Less: Current portion of long-term debt					(20)	(14)
Total					$8,219	$8,741

The Company classifies commercial paper and notes maturing within the next twelve months as long-term debt when it has the intent and ability to refinance such obligations on a long-term basis. Excluding commercial paper, scheduled maturities of long-term debt and finance leases outstanding as of December 31, 2023, were as follows:

Years Ended December 31,
2024	$521
2025	643
2026	1,060
2027	503
2028	616
Thereafter	4,290

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

At December 31, 2023, the Company had access to unused domestic and foreign lines of credit of $3,574 (including under the facility discussed below) and could also issue long-term debt pursuant to an effective shelf registration statement. In November 2022, the Company entered into an amended and restated $3,000 five-year revolving credit facility with a syndicate of banks for a five-year term expiring November 2027, which replaced, on substantially similar terms, the Company’s $3,000 revolving credit facility that was scheduled to expire in August 2026. In November 2023, the Company extended the term of the credit facility for an additional year, expiring in November 2028. Commitment fees related to the credit facility are not material.

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

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
Commodity Price Risk

The Company is exposed to price volatility related to raw materials used in production, such as resins, essential oils, tropical oils, pulp, tallow, corn, poultry and soybeans. The Company manages its raw material exposures through a combination of cost containment measures, sourcing strategies, ongoing productivity initiatives and the limited use of commodity hedging contracts. Futures contracts are used on a limited basis, primarily in the Hill’s Pet Nutrition segment, to manage volatility related to raw material inventory purchases of certain traded commodities, and these contracts are measured using quoted commodity exchange prices (Level 1 valuation). The duration of the commodity contracts generally does not exceed 12 months.

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

The following table summarizes the fair value of the Company’s derivative instruments and other financial instruments which are carried at fair value in the Company’s Consolidated Balance Sheets as of December 31, 2023 and 2022:

	Assets			Liabilities
	Account	Fair Value		Account	Fair Value
Designated derivative instruments		December 31, 2023	December 31, 2022		December 31, 2023	December 31, 2022
Foreign currency contracts	Other current assets	19	19	Other accruals	25	15
Commodity contracts	Other current assets	—	4	Other accruals	1	—
Total designated		$19	$23		$26	$15

Other financial instruments
Marketable securities	Other current assets	179	175
Total other financial instruments		$179	$175

The carrying amount of cash, cash equivalents, accounts receivable and short-term debt approximated fair value as of December 31, 2023 and 2022. The estimated fair value of the Company’s long-term debt, including the current portion, as of December 31, 2023 and 2022, was $7,862 and $8,184, respectively, and the related carrying value was $8,239 and $8,755, respectively. The estimated fair value of long-term debt was derived principally from quoted prices on the Company’s outstanding fixed-term notes (Level 2 valuation).

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

The following tables present the notional values as of:

	December 31, 2023
	Foreign Currency Contracts	Foreign Currency Debt	Commodity Contracts	Total
Fair Value Hedges	$1,625	$—	$—	$1,625
Cash Flow Hedges	869	—	39	908
Net Investment Hedges	280	3,908	—	4,188

	December 31, 2022
	Foreign Currency Contracts	Foreign Currency Debt	Commodity Contracts	Total
Fair Value Hedges	$609	$—	$—	$609
Cash Flow Hedges	840	—	26	866
Net Investment Hedges	138	4,797	—	4,935

The following table presents the location and amount of gain (loss) on fair value hedges recognized in the Company’s Consolidated Statements of Income:

		Gain (Loss) Recognized in Income
	Location of Gain (Loss) Recognized in Income	Twelve Months Ended December 31,
Hedging instruments:		2023	2022
Interest rate swaps	Interest (income) expense, net	$—	$(5)
Foreign currency contracts	Selling, general and administrative expenses	29	44
Total gain (loss) on fair value hedges		$29	$39

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
The following tables present the amount of gain (loss) on cash flow hedges recognized in the Company’s Accumulated Other Comprehensive Income (AOCI) and location and amount of gain (loss) on reclassification from AOCI into Consolidated Statements of Income:

	Gain (Loss) Recognized in AOCI			Gain (Loss) Reclassified from AOCI Into Income
	Twelve Months Ended December 31,		Location of Gain (Loss) Recognized in Income	Twelve Months Ended December 31,
	2023	2022		2023	2022
Hedging instruments:
Foreign currency contracts	$(13)	$9	Cost of Sales	$(3)	$13
Commodity contracts	(3)	9	Cost of Sales	(1)	5
Forward Starting Swaps	10	82	Interest (income) expense, net	8	2
Total gain (loss) on cash flow hedges	$(6)	$100		$4	$20

The following table presents the amount of gain (loss) on net investment hedges recognized in the Company’s AOCI:

	Gain (Loss) Recognized in AOCI
	Twelve Months Ended December 31,
Hedging instruments:	2023	2022
Foreign currency contracts	$(34)	$(5)
Foreign currency debt	(124)	218
Total gain (loss) on net investment hedges	$(158)	$213

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
8.    Capital Stock and Stock-Based Compensation Plans

Preference Stock

The Company has the authority to issue 50,262,150 shares of preference stock.

Stock Repurchases

On March 10, 2022, the Board authorized the repurchase of shares of the Company’s common stock having an aggregate purchase price of up to $5 billion under a new share repurchase program (the “2022 Program”), which replaced a previously authorized share repurchase program. The Board also has authorized share repurchases on an ongoing basis to fulfill certain requirements of the Company’s compensation and benefit programs. The shares are repurchased from time to time in open market or privately negotiated transactions at the Company’s discretion, subject to market conditions, customary blackout periods and other factors. The Company repurchased its common stock at a cost of $1,128 during 2023.

The Company may use either authorized and unissued shares or treasury shares to meet share requirements resulting from the exercise of stock options and the vesting of restricted stock unit awards.

A summary of common stock and treasury stock activity for the three years ended December 31 is as follows:

	Common Stock Outstanding	Treasury Stock
Balance, January 1, 2021	849,893,601	615,812,759

Common stock acquired	(16,518,163)	16,518,163
Shares issued for stock options	6,357,793	(6,357,793)
Shares issued for restricted stock units and other	747,053	(747,053)
Balance, December 31, 2021	840,480,284	625,226,076

Common stock acquired	(17,060,788)	17,060,788
Shares issued for stock options	5,654,692	(5,654,692)
Shares issued for restricted stock units and other	1,138,418	(1,138,418)
Balance, December 31, 2022	830,212,606	635,493,754

Common stock acquired	(14,735,909)	14,735,909
Shares issued for stock options	5,318,430	(5,318,430)
Shares issued for restricted stock units and other	617,642	(617,642)
Balance, December 31, 2023	821,412,769	644,293,591

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
Stock-Based Compensation

The Company recognizes the cost of employee services received in exchange for awards of equity instruments, such as stock options and restricted stock units, based on the fair value of those awards at the date of grant. The fair value of restricted stock units, generally based on market price, is amortized ratably over the requisite service period. The estimated fair value of stock options on the date of grant is amortized on a straight-line basis over the requisite service period for each separately vesting portion of the award. Awards to employees eligible for retirement prior to the award becoming fully vested are recognized as compensation cost from the grant date through the date that the employee first becomes eligible to retire and is no longer required to provide service to earn the award.

The Company has one incentive compensation plan pursuant to which it issues restricted stock units (both performance-based and time-vested) and stock options to employees and shares of common stock and stock options to non-employee directors. The Personnel and Organization Committee of the Board of Directors, which is comprised entirely of independent directors, administers the incentive compensation plan. The total stock-based compensation expense charged against pretax income for this plan was $122, $125 and $135 for the years ended December 31, 2023, 2022 and 2021, respectively. The total income tax benefit recognized on stock-based compensation, excluding excess tax benefits, was approximately $22, $25 and $25 for the years ended December 31, 2023, 2022 and 2021, respectively.

Stock-based compensation expense is recorded within Selling, general and administrative expenses in the Corporate segment as these amounts are not included in internal measures of segment operating performance.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock option awards. The weighted-average fair value assumptions are summarized in the following table:

	2023	2022	2021
Expected term of options	6 years	6 years	6 years
Expected volatility rate	19.8%	21.1%	20.3%
Risk-free interest rate	4.3%	3.0%	1.0%
Expected dividend yield	2.5%	2.4%	2.3%
Weighted-average estimated fair value	$14.89	$14.71	$11.11

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

Stock Options

The Company issues non-qualified stock options to non-employee directors, officers and other employees. Beginning in 2019, stock options have a contractual term of eight years. Prior to 2019, stock options generally had a contractual term of six years. Stock options generally vest ratably over three years. As of December 31, 2023, approximately 19,950,841 shares of common stock were available for future stock option grants.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
A summary of stock option activity during 2023 is presented below:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Intrinsic Value of Unexercised In-the-Money Options
Options outstanding, January 1, 2023	24,431	$75
Granted	2,310	73
Exercised	(5,318)	72
Forfeited	(174)	77
Expired	(507)	74
Options outstanding, December 31, 2023	20,742	75	5	$97
Options exercisable, December 31, 2023	14,608	$75	4	$74

As of December 31, 2023, there was $24 of total unrecognized compensation expense related to unvested stock options, which will be recognized over a weighted-average period of 1.4 years. The total intrinsic value of options exercised during the years ended December 31, 2023, 2022 and 2021 was $28, $47 and $83, respectively.

The benefits of tax deductions in excess of grant date fair value resulting from the exercise of stock options and vesting of restricted stock unit awards for the years ended December 31, 2023, 2022 and 2021 were $4, $2 and $9, respectively, and are recognized in the provision for income taxes as a discrete item in the quarterly period in which they occur and classified as an operating cash flow. Cash proceeds received from options exercised for the years ended December 31, 2023, 2022 and 2021 were $380, $418 and $424, respectively.

Performance-based Restricted Stock Units

Under the Company’s long-term incentive compensation program, the Company grants officers and other key employees a target number of unearned performance-based restricted stock units at the beginning of each three-year performance cycle. Awards are earned and vest following the conclusion of the performance period on the basis of achievement of performance goals established at the commencement of each three-year performance period.

A summary of performance-based restricted stock unit activity for the year ended December 31, 2023 is presented below:

	Shares (in thousands)	Weighted Average Grant Date Fair Value Per Award
Performance-based restricted stock units as of January 1, 2023	1,026	$70
Activity:
Granted	393	67
Vested	(234)	71
Forfeited	(97)	74
Change due to performance and/or market condition achievement	(19)	77
Performance-based restricted stock units as of December 31, 2023	1,069	$68

As of December 31, 2023, there was $26 of total unrecognized compensation expense related to unvested performance-based restricted stock unit awards, which will be recognized ratably over the remaining performance period.

The Company uses a Monte-Carlo simulation model to estimate the fair value of performance-based restricted stock units at the date of grant.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
Time-Vested Restricted Stock Units

The Company also grants time-vested restricted stock unit awards. Awards either vest at the end of the restriction period, which is generally three years from the date of grant, or ratably over the restriction period. As of December 31, 2023, approximately 8,571,208 shares of common stock were available for future restricted stock unit awards.

A summary of restricted stock unit activity during 2023 is presented below:

	Shares (in thousands)	Weighted Average Grant Date Fair Value Per Award
Restricted stock units as of January 1, 2023	1,860	$77
Activity:
Granted	979	73
Vested	(594)	77
Forfeited	(71)	76
Restricted stock units as of December 31, 2023	2,174	$76

As of December 31, 2023, there was $60 of total unrecognized compensation expense related to unvested time-vested restricted stock unit awards, which will be recognized over a weighted-average period of 1.6 years. The total fair value of time-vested restricted stock units vested during the years ended December 31, 2023, 2022 and 2021 was $45, $40 and $47, respectively.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
9.    Employee Stock Ownership Plan

In 1989, the Company expanded its Employee Stock Ownership Plan (“ESOP”) through the introduction of a leveraged ESOP that funds certain benefits for employees who have met eligibility requirements. As of December 31, 2023 and 2022, there were 8,348,104 and 9,417,692 shares of common stock, respectively, outstanding and issued to the Company’s ESOP.

During 2000, the ESOP entered into a loan agreement with the Company under which the benefits of the ESOP may be extended through 2035. As of December 31, 2023, the ESOP had no outstanding borrowings from the Company.

Dividends on stock held by the ESOP are paid to the ESOP trust and, together with cash contributions from the Company, are (a) used by the ESOP to repay principal and interest, (b) credited to participant accounts, (c) used for contributions to the Company’s defined contribution plans or (d) used to pay the Company’s defined contribution plan expenses. Stock is allocated to participants based upon the ratio of the current year’s debt service to the sum of total outstanding principal and interest payments over the life of the debt. As of December 31, 2023, 8,020,708 shares of common stock had been released and allocated to participant accounts and 327,396 shares of common stock were available for future release and allocation to participant accounts.

Dividends on the stock used to repay principal and interest or credited to participant accounts are deductible for income tax purposes and, accordingly, are reflected net of their tax benefit in the Consolidated Statements of Changes in Shareholders’ Equity.

Annual expense related to the ESOP was $0 in 2023, 2022 and 2021.

The Company paid dividends on the shares held by the ESOP of $17 in 2023, $19 in 2022 and $20 in 2021. The Company did not make any contributions to the ESOP in 2023, 2022 or 2021.

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

In the first quarter of 2023, the Company recorded a charge of $267 as a result of a decision of the United States Court of Appeals for the Second Circuit (the “Second Circuit”) affirming a grant of summary judgment to the plaintiffs in a lawsuit under the Employee Retirement Income Security Act seeking the recalculation of benefits and other relief associated with a 2005 residual annuity amendment to the Colgate-Palmolive Company Employees’ Retirement Income Plan (the “Retirement Plan”). The decision resulted in an increase in the obligations of the Retirement Plan, which based on the current funded status of the Retirement Plan will require no immediate cash contribution by the Company. See Note 13, Commitments and Contingencies for additional information.

During the third quarter of 2022, the Company amended its domestic postretirement plan to limit eligibility for certain existing employees, eliminate eligibility for other existing employees and change the way coverage and subsidies are delivered for certain current and future retirees. As required, the Company remeasured the obligation for the domestic postretirement plan, which resulted in the reduction of the projected benefit obligation and a corresponding actuarial gain of $398. The reduction of the projected benefit obligation and actuarial gain were primarily due to an increase in the discount rate since December 31, 2021 and the impact of the plan amendment. The actuarial gain was recorded in Accumulated other comprehensive income and will be amortized over future periods.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
In the Company’s principal U.S. plans and certain funded foreign plans, funds are contributed to trusts in accordance with regulatory limits to provide for current service and for any unfunded projected benefit obligation over a reasonable period. The target asset allocation for the Company’s defined benefit plans is as follows:

	United States	International
Asset Category
Equity securities	26%	21%
Fixed income securities	60%	63%
Other investments	14%	16%
Total	100%	100%

At December 31, 2023, the allocation of the Company’s plan assets and the level of valuation input, as applicable, for each major asset category were as follows:

	Level of Valuation Input	Pension Plans
		United States	International

Cash and cash equivalents	Level 1	$206	$14
U.S. common stocks	Level 1	—	2
International common stocks	Level 1	—	20
Pooled funds(1)	Level 1	20	113
Fixed income securities(2)	Level 2	710	71
Guaranteed investment contracts(3)	Level 2	—	34
		936	254
Investments valued using NAV per share(4)
Domestic, developed and emerging markets equity funds		315	55
Fixed income funds(5)		99	219
Hedge funds(6)		—	7
Multi-asset funds(7)		40	1
Real estate funds(8)		—	30
		454	312

Other assets and liabilities, net(9)		(30)	—
Total Investments		$1,360	$566

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
(2)The fixed income securities are traded over-the-counter and certain of these securities lack daily pricing or liquidity and as such are classified as Level 2. As of December 31, 2023, approximately 30% and, as of December 31, 2022, approximately 40% of the U.S. pension plan fixed income portfolio was invested in U.S. treasury or agency securities, with the remainder invested in other government bonds and corporate bonds.
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
(9)This category primarily includes unsettled trades for investments purchased and sold and interest receivables.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
Equity securities in the U.S. defined benefit retirement plans did not include any investment in the Company’s common stock at either December 31, 2023 or December 31, 2022. No shares of the Company’s stock were purchased by the U.S. plans in 2023 or 2022. The plans received no dividends on the Company’s common stock in either 2023 or 2022.

Other Retiree Benefits

The Company and certain of its subsidiaries provide, to the extent not otherwise provided by government-sponsored plans, health and life insurance benefits or subsidies for retired employees who meet applicable eligibility requirements.

The Company uses a December 31 measurement date for its defined benefit and other retiree benefit plans. Summarized information for the Company’s defined benefit and other retiree benefit plans is as follows:

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

	Pension Plans				Other Retiree Benefit Plans
	2023	2022	2023	2022	2023	2022
	United States		International
Change in Benefit Obligations
Benefit obligations at beginning of year	$1,673	$2,207	$675	$937	$658	$1,080
Service cost	—	—	15	15	7	18
Interest cost	91	64	33	21	38	36
Participants’ contributions	—	—	5	5	—	—
Plan amendments	—	—	—	2	(33)	(175)
Actuarial loss (gain)	36	(430)	65	(190)	38	(250)
Foreign exchange impact	—	—	29	(56)	4	2
Termination benefits	3	14	2	—	—	1
Curtailments and settlements	—	(4)	(6)	(27)	—	—
Benefit payments	(148)	(178)	(42)	(32)	(47)	(54)
ERISA litigation matter	267	—	—	—	—	—
Benefit obligations at end of year	$1,922	$1,673	$776	$675	$665	$658
Change in Plan Assets
Fair value of plan assets at beginning of year	$1,363	$1,834	$516	$723	$—	$—
Actual return on plan assets	115	(321)	26	(139)	—	—
Company contributions	30	32	39	35	47	54
Participants’ contributions	—	—	5	5	—	—
Foreign exchange impact	—	—	27	(49)	—	—
Settlements and acquisitions	—	(4)	(5)	(27)	—	—
Benefit payments	(148)	(178)	(42)	(32)	(47)	(54)
Fair value of plan assets at end of year	$1,360	$1,363	$566	$516	$—	$—
Funded Status
Benefit obligations at end of year	$1,922	$1,673	$776	$675	$665	$658
Fair value of plan assets at end of year	1,360	1,363	566	516	—	—
Net amount recognized	$(562)	$(310)	$(210)	$(159)	$(665)	$(658)
Amounts Recognized in Balance Sheet
Noncurrent assets	$1	$33	$48	$51	$—	$—
Current liabilities	(28)	(25)	(15)	(14)	(53)	(43)
Noncurrent liabilities	(535)	(318)	(243)	(196)	(612)	(615)
Net amount recognized	$(562)	$(310)	$(210)	$(159)	$(665)	$(658)
Amounts Recognized in Accumulated Other Comprehensive Income (Loss)
Actuarial loss	$767	$811	$177	$137	$128	$92
Transition/prior service cost(credit)	—	—	9	10	(180)	(168)
	$767	$811	$186	$147	$(52)	$(76)
Accumulated benefit obligation	$1,907	$1,656	$719	$616	$—	$—

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

	Pension Plans				Other Retiree Benefit Plans
	2023	2022	2023	2022	2023	2022
	United States		International
Weighted-Average Assumptions Used to Determine Benefit Obligations
Discount rate	5.40%	5.66%	4.35%	4.75%	5.37%	5.67%
Expected long-term rate of return on plan assets	6.50%	6.25%	4.66%	4.66%	N/A	N/A
Long-term rate of compensation increase	3.50%	3.50%	3.19%	3.22%	—%	3.50%
ESOP growth rate	—%	—%	—%	—%	6.00%	6.00%
Medical cost trend rate of increase	—%	—%	—%	—%	6.00%	6.25%
Interest Crediting Rate	4.99%	5.21%	1.13%	2.28%	—%	—%

The actuarial losses recorded during 2023 for both the U.S. pension and Other retiree benefit plans were primarily a result of a decrease in discount rates applied against future estimated benefit payments that resulted in an increase in the benefit obligation for both the U.S. pension and Other retiree benefit plans. The actuarial gains recorded during 2022 for both the U.S. pension and Other retiree benefit plans were primarily a result of an increase in discount rates applied against future estimated benefit payments that resulted in a decrease in the benefit obligation for both the U.S. pension and Other retiree benefit plans, and amendment of the domestic postretirement plan to limit eligibility for certain existing employees, eliminate eligibility for other existing employees and change the way coverage and subsidies are delivered for certain current and future retirees.

The overall investment objective of the plans is to balance risk and return so that obligations to employees are met. The Company evaluates its expected long-term rate of return on plan assets on an annual basis. In determining the expected long-term rate of return, the Company considers the nature of the plans’ investments and the historical rates of return. The assumed expected long-term rate of return on plan assets for U.S. plans was 6.50% as of December 31, 2023 and 6.25% as of December 31, 2022. Average annual rates of return for the U.S. plans for the most recent 1-year, 5-year, 10-year, 15-year and 25-year periods were 10%, 5%, 4%, 6% and 5%, respectively. Similar assessments were performed in determining rates of return on international pension plan assets to arrive at the Company’s 2023 weighted-average expected long-term rate of return on plan assets of 4.66%.

The medical cost trend rate of increase assumed in measuring the expected cost of benefits is projected to decrease from 6.00% in 2024 to 4.88% by 2028, remaining at 4.50% for the years thereafter.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
Pension plans with projected benefit obligations in excess of plan assets and plans with accumulated benefit obligations in excess of plan assets as of December 31 consisted of the following:

	2023	2022
Benefit Obligation Exceeds Fair Value of Plan Assets
Projected benefit obligation	$2,352	$657
Fair value of plan assets	1,532	108

Accumulated benefit obligation	2,204	540
Fair value of plan assets	1,428	20

Other Retiree Benefit plans with accumulated postretirement benefit obligation in excess of plan assets as of December 31 consisted of the following:

	2023	2022
Benefit Obligation Exceeds Fair Value of Plan Assets
Accumulated postretirement benefit obligation	$665	$658
Fair value of plan assets	—	—

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
Summarized information regarding the net periodic benefit costs for the Company’s defined benefit and other retiree benefit plans is as follows:

	Pension Plans						Other Retiree Benefit Plans
	2023	2022	2021	2023	2022	2021	2023	2022	2021
	United States			International
Components of Net Periodic Benefit Cost
Service cost	$—	$—	$—	$15	$15	$19	$7	$18	$26
Interest cost	91	64	61	33	21	20	38	36	35
Expected return on plan assets	(79)	(101)	(106)	(25)	(21)	(20)	—	—	—
Amortization of transition and prior service costs (credits)	—	—	—	1	1	1	(20)	(6)	—
Amortization of actuarial loss	43	46	47	5	7	11	1	14	23
Net periodic benefit cost	$55	$9	$2	$29	$23	$31	$26	$62	$84
Other postretirement charges	3	13	(3)	2	4	1	—	2	—
ERISA litigation matter	267	—	—	—	—	—	—	—	—
Total pension cost	$325	$22	$(1)	$31	$27	$32	$26	$64	$84
Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost
Discount rate	5.66%	2.98%	2.65%	4.75%	2.10%	1.61%	5.67%	3.06%	2.88%
Expected long-term rate of return on plan assets	6.25%	5.70%	5.70%	4.66%	2.72%	2.93%	N/A	N/A	5.70%
Long-term rate of compensation increase	3.50%	3.50%	3.50%	3.22%	2.89%	2.62%	—%	—%	—%
ESOP growth rate	—%	—%	—%	—%	—%	—%	6.00%	6.00%	10.00%
Medical cost trend rate of increase	—%	—%	—%	—%	—%	—%	6.25%	6.00%	6.00%
Interest Crediting Rate	5.21%	2.82%	2.48%	2.28%	0.84%	0.83%	—%	—%	—%

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

Other postretirement charges for the twelve months ended December 31, 2023 included pension and other charges of $5 incurred pursuant to the 2022 Global Productivity Initiative. The Company made no voluntary contributions in 2023, 2022, and 2021.

Expected Contributions and Benefit Payments

At present, the Company does not expect to make any voluntary contributions to its U.S. postretirement plans for the year ending December 31, 2024. Actual funding may differ from current estimates depending on the variability of the market value of the assets, changes in the benefit obligations and other market or regulatory conditions.

Benefit payments expected to be paid from the Company’s assets to participants in unfunded plans are estimated to be approximately $98 for the year ending December 31, 2024.

Total benefit payments expected to be paid to participants in both funded and unfunded plans are estimated as follows:

	Pension Plans
Years Ended December 31,	United States	International	Other Retiree Benefit Plans	Total
2024	$384	$46	$53	$483
2025	142	41	54	237
2026	146	45	54	245
2027	144	44	54	242
2028	144	48	53	245
2029-2033	667	258	261	1,186

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
11.    Income Taxes

The components of Income before income taxes are as follows for the years ended December 31:

	2023	2022	2021
United States	$692	$1,169	$1,256
International	2,700	1,491	1,831
Total Income before income taxes	$3,392	$2,660	$3,087

The Provision for income taxes consists of the following for the years ended December 31:

	2023	2022	2021
United States	$72	$199	$228
International	865	494	521
Total Provision for income taxes	$937	$693	$749

Temporary differences between accounting for financial statement purposes and accounting for tax purposes result in the current provision for taxes being higher (lower) than the total provision for income taxes as follows:

	2023	2022	2021
Goodwill and intangible assets	$1	$106	$50
Property, plant and equipment	(13)	2	(19)
Pension and other retiree benefits	68	(1)	(4)
Stock-based compensation	2	(3)	11
Right-of-use assets/lease liabilities	1	(5)	(2)
Tax credits and tax loss carryforwards, net of valuation allowance	29	8	(2)
Deferred withholding tax	7	8	(16)
Research and Experimentation Capitalization	29	58	—
Other, net	11	(10)	19
Total deferred tax benefit (provision)	$135	$163	$37

The difference between the statutory U.S. federal income tax rate and the Company’s global effective tax rate as reflected in the Consolidated Statements of Income is as follows:

	2023	2022	2021
Percentage of Income before income taxes
Tax at United States statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	(0.1)	0.8	1.1
Earnings taxed at other than United States statutory rate	5.4	5.4	2.7
Non-deductible goodwill impairment charges	—	1.9	2.2
Foreign-derived intangible income benefit	(2.4)	(2.6)	(2.2)
Foreign tax matter	3.7	—	—
Other, net	—	(0.4)	(0.5)
Effective tax rate	27.6%	26.1%	24.3%

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
The components of deferred tax assets (liabilities) are as follows at December 31:

	2023	2022
Deferred tax liabilities:
Goodwill and intangible assets	$(412)	$(405)
Property, plant and equipment	(420)	(375)
Right-of-use assets	(126)	(118)
Deferred withholding tax	(96)	(103)
Other	(34)	(27)
Total deferred tax liabilities	(1,088)	(1,028)
Deferred tax assets:
Pension and other retiree benefits	295	214
Tax credits and tax loss carryforwards	356	169
Lease liabilities	134	125
Accrued liabilities	221	218
Stock-based compensation	75	73
Research and Experimentation Capitalization	87	58
Other	60	52
Total deferred tax assets	1,228	909
Valuation Allowance	$(287)	$(129)
Net deferred tax assets	$941	$780
Net deferred income taxes	$(147)	$(248)

Applicable U.S. income and foreign withholding taxes have been provided on substantially all of the Company’s accumulated earnings of foreign subsidiaries.

Net tax benefit of $19 and net tax expense of $164 and $146 were recorded directly through equity in 2023, 2022 and 2021 respectively. The net tax expense or benefit in each year predominantly includes current and future tax impacts related to benefit plans and the impact of currency translation adjustments.

The Company uses a comprehensive model to recognize, measure, present and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on an income tax return.

Unrecognized tax benefits activity for the years ended December 31, 2023, 2022 and 2021 is summarized below:

	2023	2022	2021
Unrecognized tax benefits:
Balance, January 1	$298	$245	$227
Increases as a result of tax positions taken during the current year	73	32	26
Decreases of tax positions taken during prior years	(61)	(21)	(20)
Increases of tax positions taken during prior years	6	46	40
Decreases as a result of settlements with taxing authorities and the expiration of statutes of limitations	(2)	(2)	(23)
Effect of foreign currency rate movements	—	(2)	(5)
Balance, December 31	$314	$298	$245

If all of the unrecognized tax benefits for 2023 above were recognized, approximately $304 would impact the effective tax rate. It is reasonably possible that the amount of unrecognized benefits with respect to our uncertain tax positions could change in the next twelve months and such change may or may not be material.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
The Company recognized expense of approximately $10, $8 and $10 for interest and penalties related to the above unrecognized tax benefits within income tax expense in 2023, 2022 and 2021, respectively. The Company had accrued interest and penalties of approximately $45, $40 and $35 as of December 31, 2023, 2022 and 2021, respectively.

In the third quarter of 2023, the Internal Revenue Service (the “IRS”) issued a notice giving taxpayers temporary relief from the effects of certain U.S. tax regulations that were issued in December 2021, which place greater restrictions on foreign taxes that are creditable against U.S. taxes on foreign-source income. This notice allowed taxpayers to defer the application of these new regulations through the end of 2023. In December 2023, the IRS issued further guidance modifying this temporary relief period to the date that a notice or other guidance withdrawing or modifying the temporary relief is issued.

In the second quarter of 2023, the Company reassessed with its legal and tax advisers certain tax deductions taken in prior years by one of its subsidiaries and concluded that it is more likely than not that the deductions would not be sustained by the courts in that jurisdiction. The value of the tax deductions was not material to the Company in any year in which they were taken. The cumulative effect of the change in tax position of $148 was reflected as a discrete item in the second quarter’s income tax expense, partially offset by the reversal of certain prior years’ withholding tax reserves of $22 that are no longer required. The tax liability was paid in the quarter ended September 30, 2023. The current year impact of these changes is included in the Company’s full year effective income tax rate.

The Company has ongoing federal, state and international income tax audits in various jurisdictions and evaluates uncertain tax positions that may be challenged by local tax authorities and not fully sustained. All U.S. federal income tax returns through December 31, 2013 have been audited by the IRS and there are limited matters which the Company plans to appeal for years 2010 through 2013. One such matter relates to the IRS assessment of taxes on the Company by imputing income on certain activities within one of our international operations, which is also under audit for the years 2014 through 2018. There were U.S. Tax Court rulings during 2023 in favor of the IRS against unrelated third parties on similar matters. Despite the U.S. Tax Court rulings, the Company continues to believe that the tax assessment against the Company is without merit. While there can be no assurances, the Company believes this matter will ultimately be decided in favor of the Company. The amount of tax plus interest for the years 2010 through 2018 is estimated to be approximately $145, which is not included in the Company’s uncertain tax positions.

On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was enacted, which among other things, implements a 15% minimum tax on book income of certain large corporations effective for years beginning after December 31, 2022. Based on the Company’s analysis, as well as recently published guidance by the IRS, the IRA, and in particular the 15% minimum tax, did not have an impact on the Company’s Consolidated Financial Statements. The Company will continue to evaluate the potential impact of this law as additional guidance and clarification becomes available.

The Company has made an accounting policy election to treat Global Intangible Low-Taxed Income taxes as a current period expense rather than including these amounts in the measurement of deferred taxes.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
12.    Earnings Per Share

For the years ended December 31, 2023, 2022 and 2021, earnings per share were as follows:

	2023			2022			2021
	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share
Basic EPS	$2,300	827.4	$2.78	$1,785	836.4	$2.13	$2,166	845.0	$2.56
Stock options and restricted stock units		1.8			2.4			3.3
Diluted EPS	$2,300	829.2	$2.77	$1,785	838.8	$2.13	$2,166	848.3	$2.55

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

For the years ended December 31, 2023, 2022 and 2021, the average number of stock options that were anti-dilutive and not included in diluted earnings per share calculations were 13,719,286, 5,236,371 and 2,495,393, respectively. For the years ended December 31, 2023, 2022 and 2021, the average number of restricted stock units that were anti-dilutive and not included in diluted earnings per share calculations were 1,183, 155,118 and 126,378, respectively.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
13.    Commitments and Contingencies

As of December 31, 2023, the Company has various contractual commitments for future multi-year purchases of raw, packaging and other materials totaling approximately $757.

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

The Company also determines estimates of reasonably possible losses or ranges of reasonably possible losses in excess of related accrued liabilities, if any, when it has determined that a loss is reasonably possible and it is able to determine such estimates. For those matters disclosed below for which the amount of any potential losses can be reasonably estimated, the Company currently estimates that the aggregate range of reasonably possible losses in excess of any accrued liabilities is $0 to approximately $300 (based on current exchange rates). The estimates included in this amount are based on the Company’s analysis of currently available information and, as new information is obtained, these estimates may change. Due to the inherent subjectivity of the assessments and the unpredictability of outcomes of legal proceedings, any amounts accrued or included in this aggregate range may not represent the ultimate loss to the Company. Thus, the Company’s exposure and ultimate losses may be higher or lower, and possibly significantly so, than the amounts accrued or the range disclosed above.

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

The Brazilian internal revenue authority has disallowed interest deductions and foreign exchange losses taken by the Company’s Brazilian subsidiary for certain years in connection with the financing of the Kolynos acquisition. The tax assessments with interest, penalties and any court-mandated fees, at the current exchange rate, are approximately $133. This amount includes additional assessments received from the Brazilian internal revenue authority in April 2016 relating to net operating loss carryforwards used by the Company’s Brazilian subsidiary to offset taxable income that had also been deducted from the authority’s original assessments. The Company has been disputing the disallowances by appealing the assessments since October 2001.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
In each of September 2015, February 2017, September 2018, April 2019 and August 2020, the Company lost an administrative appeal and subsequently challenged these assessments in the Brazilian federal courts. Currently, there are three lawsuits pending in the Lower Federal Court, and two cases have progressed to the Federal Court of Appeals. Although there can be no assurances, management believes, based on the opinion of its Brazilian legal counsel, that the disallowances are without merit and that the Company should ultimately prevail. The Company is challenging these disallowances vigorously.

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

In December 2005, the Brazilian internal revenue authority issued to the Company’s Brazilian subsidiary a tax assessment with interest, penalties and any court-mandated fees of approximately $59, at the current exchange rate, based on a claim that certain purchases of U.S. Treasury bills by the subsidiary and their subsequent disposition during the period 2000 to 2001 were subject to a tax on foreign exchange transactions. The Company had been disputing the assessment within the internal revenue authority’s administrative appeals process. However, in November 2015, the Superior Chamber of Administrative Tax Appeals denied the Company’s final administrative appeal, and the Company has filed a lawsuit in the Brazilian federal court. In the event the Company is unsuccessful in this lawsuit, further appeals are available within the Brazilian federal courts. Although there can be no assurances, management believes, based on the opinion of its Brazilian legal counsel, that the tax assessment is without merit and that the Company should ultimately prevail. The Company is challenging this assessment vigorously.

Competition Matter

Certain of the Company’s subsidiaries were historically subject to actions and, in some cases, fines, by governmental authorities in a number of countries related to alleged competition law violations. Substantially all of these matters also involved other consumer goods companies and/or retail customers. The Company’s policy is to comply with antitrust and competition laws and, if a violation of any such laws is found, to take appropriate remedial action and to cooperate fully with any related governmental inquiry. The status as of December 31, 2023 of such competition law matters pending against the Company during the year ended December 31, 2023 is set forth below.

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

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
Talcum Powder Matters

The Company has been named as a defendant in civil actions alleging that certain talcum powder products that were sold prior to 1996 were contaminated with asbestos and/or caused mesothelioma and other cancers. Many of these actions involve a number of co-defendants from a variety of different industries, including suppliers of asbestos and manufacturers of products that, unlike the Company’s products, were designed to contain asbestos. As of December 31, 2023, there were 278 individual cases pending against the Company in state and federal courts throughout the United States, as compared to 227 cases as of December 31, 2022. During the year ended December 31, 2023, 169 new cases were filed and 118 cases were resolved by voluntary dismissal, settlement or dismissal by the court. The value of the settlements in periods presented was not material, either individually or in the aggregate, to such periods’ results of operations.

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

In light of the Second Circuit decision, the Company recorded a charge to earnings of $267 in the quarter ended March 31, 2023, which is comprised of the recalculation of benefits and interest. Possible additional charges associated with this matter are expected to be immaterial and, where estimable, are reflected in the range of reasonably possible losses disclosed above. The decision resulted in an increase in the obligations of the Retirement Plan, which based on the current funded status of the Retirement Plan will require no immediate cash contribution by the Company. In June 2023, the Company filed a petition for certiorari to the United States Supreme Court requesting permission for an appeal to that court and that petition was denied in October 2023. Also in June 2023, the plaintiffs filed a motion to enter a revised final judgment in the District Court to address certain unresolved calculation issues, which the Company opposed.

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

Approximately two-thirds of the Company’s Net sales are generated from markets outside the U.S., with approximately 45% of the Company’s Net sales coming from emerging markets (which consist of Latin America, Asia (excluding Japan), Africa/Eurasia and Central Europe). Oral, Personal and Home Care sales to Walmart, Inc. and its affiliates represent approximately 11%, 11% and 12% of the Company’s Net sales in 2023, 2022 and 2021, respectively. No other customer represented more than 10% of Net sales in any period presented.

In 2023, Corporate Operating profit included charges resulting from the 2022 Global Productivity Initiative of $27 and product recall costs of $25. In 2022, Corporate Operating profit included goodwill and intangible assets impairment charges of $721, charges resulting from the 2022 Global Productivity Initiative of $95, a gain on the sale of land in Asia Pacific of $47 and acquisition-related costs of $19. In 2021, Corporate Operating profit included goodwill and intangible assets impairment charges of $571, and a benefit of $26 related to a value-added tax matter in Brazil.

	2023	2022	2021
Net sales
Oral, Personal and Home Care
North America(1)	$3,925	$3,816	$3,694
Latin America	4,640	3,982	3,663
Europe	2,737	2,548	2,841
Asia Pacific	2,782	2,826	2,867
Africa/Eurasia	1,083	1,082	1,045
Total Oral, Personal and Home Care	15,167	14,254	14,110
Pet Nutrition(2)	4,290	3,713	3,311
Total Net sales	$19,457	$17,967	$17,421
_________
(1)    Net sales in the U.S. for Oral, Personal and Home Care were $3,625, $3,511 and $3,391 in 2023, 2022 and 2021, respectively.
(2)    Net sales in the U.S. for Pet Nutrition were $2,918, $2,432 and $2,018 in 2023, 2022 and 2021, respectively.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

	2023	2022	2021
Operating profit
Oral, Personal and Home Care
North America	$892	$761	$754
Latin America	1,417	1,108	1,012
Europe	552	514	682
Asia Pacific	767	737	844
Africa/Eurasia	254	228	203
Total Oral, Personal and Home Care	3,882	3,348	3,495
Pet Nutrition	806	850	901
Corporate	(704)	(1,305)	(1,064)
Total Operating profit	$3,984	$2,893	$3,332

	2023	2022	2021
Capital expenditures
Oral, Personal and Home Care
North America	$46	$66	$87
Latin America	146	121	118
Europe	44	31	44
Asia Pacific	65	60	50
Africa/Eurasia	10	30	33
Total Oral, Personal and Home Care	311	308	332
Pet Nutrition	301	297	147
Corporate	93	91	88
Total Capital expenditures	$705	$696	$567

	2023	2022	2021
Depreciation and amortization
Oral, Personal and Home Care
North America	$99	$106	$104
Latin America	98	93	88
Europe	82	90	98
Asia Pacific	84	89	96
Africa/Eurasia	9	9	9
Total Oral, Personal and Home Care	372	387	395
Pet Nutrition	101	65	62
Corporate	94	93	99
Total Depreciation and amortization	$567	$545	$556

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

	2023	2022
Identifiable assets
Oral, Personal and Home Care
North America	$3,924	$4,012
Latin America	2,987	2,603
Europe	3,542	3,457
Asia Pacific	2,071	2,085
Africa/Eurasia	698	694
Total Oral, Personal and Home Care	13,222	12,851
Pet Nutrition	3,084	2,804
Corporate(1)	87	76
Total Identifiable assets	$16,393	$15,731
____________
(1)In 2023, Corporate identifiable assets primarily consisted of investments in equity securities (98%). In 2022, Corporate identifiable assets primarily consisted of investments in equity securities (95%).

	2023	2022
Long-lived assets(1)
United States	$2,733	$2,569
International	2,340	2,216
Total Long-lived assets	$5,073	$4,785
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

Substantially all of the Company’s leases are considered operating leases. Finance leases were not material as of December 31, 2023 and 2022.

As of December 31, 2023 and 2022, the Company’s right-of use assets and liabilities for operating leases were as follows:

	2023	2022
Other assets	$491	$478

Other accruals	95	108
Other liabilities	420	397
Total operating lease liabilities	$515	$505

Lease liabilities for operating leases as of December 31, 2023 were as follows:

2024	$117
2025	99
2026	79
2027	71
2028	57
Thereafter	199
Total lease commitments	$622
Less: Interest	(107)
Present value of lease liabilities	$515

The components of the Company’s operating lease cost for the twelve months ended December 31, 2023 and 2022 were as follows:

	2023	2022
Operating lease cost	$136	$138
Short-term lease cost	3	5
Variable lease cost	20	18
Sublease Income	(2)	(1)
Total lease cost	$157	$160

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

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
Supplemental cash flow information related to operating leases for the twelve months ended December 31, 2023 and 2022 was as follows:
▪Payments against amounts included in the measurement of lease liabilities: $171 and $169, respectively
▪Lease assets obtained in exchange for lease liabilities: $139 and $85, respectively.

As of December 31, 2023 and 2022, the weighted-average remaining lease term for operating leases was 8 and 7 years, respectively, and the weighted-average discount rate for operating leases was 4.5% and 3.9%, respectively.

There were no material operating leases that the Company had entered into or that were yet to commence as of December 31, 2023.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
16. Supplier Finance Program

The Company has agreements to provide supplier finance programs which facilitate participating suppliers' ability to finance payment obligations of the Company with designated third-party financial institutions. Participating suppliers may, at their sole discretion, elect to finance one or more payment obligations of the Company prior to their scheduled due dates at a discounted price to participating financial institutions. The Company’s obligations to its suppliers, including amounts due and scheduled payment dates, are not impacted by suppliers’ decisions to finance amounts under these arrangements. The outstanding payment obligations under the Company’s supplier finance programs are included in Accounts Payable in the Consolidated Balance Sheets and were not material as of December 31, 2023 or 2022.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
17.    Supplemental Income Statement Information

Other (income) expense, net	2023	2022	2021
Amortization of intangible assets	$72	$80	$89
Equity income	(17)	(12)	(12)
2022 Global Productivity Initiative	24	90	—
Product recall costs	25	—	—
Losses (gains) from marketable securities and other assets	11	(22)	(8)
Indirect tax payments (refunds)	18	(14)	(5)
Gain on the sale of land in Asia Pacific	—	(47)	—
Acquisition-related costs	—	19	—
Value-added tax matter in Brazil	—	—	(26)
Other, net	58	(25)	27
Total Other (income) expense, net	$191	$69	$65

Interest (income) expense, net	2023	2022	2021
Interest incurred	$299	$172	$120
Interest capitalized	(12)	(5)	(3)
Interest income	(55)	(14)	(17)
Loss on early extinguishment of debt	—	—	75
Total Interest (income) expense, net	$232	$153	$175

	2023	2022	2021
Research and development	$343	$320	$307
Advertising	$2,371	$1,997	$2,021

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
18.    Supplemental Balance Sheet Information

Inventories by major class are as follows at December 31:

Inventories	2023	2022
Raw materials and supplies	$606	$666
Work-in-process	46	48
Finished goods	1,411	1,508
Total Inventories, net	$2,063	$2,222
Non-current inventory, net	(129)	(148)
Current Inventories, net	$1,934	$2,074
Inventories valued under LIFO amounted to $471 and $458 at December 31, 2023 and 2022, respectively. The excess of current cost over LIFO cost at the end of each year was $120 and $146, respectively. The liquidations of LIFO inventory quantities had no material effect on income in 2023, 2022 and 2021. Inventory classified as non-current at December 31, 2023 was recorded on the Consolidated Balance Sheets as “Other assets.”

Property, plant and equipment, net	2023	2022
Land	$227	$180
Buildings	2,047	1,825
Manufacturing machinery and equipment	6,365	6,001
Other equipment	1,647	1,577
	10,286	9,583
Accumulated depreciation	(5,704)	(5,276)
Total Property, plant and equipment, net	$4,582	$4,307

Other accruals	2023	2022
Accrued advertising and coupon redemption	$882	$774
Accrued payroll and employee benefits	403	329
Accrued taxes other than income taxes	167	133
Restructuring accrual	11	39
Pension and other retiree benefits	96	82
Lease liabilities due in one year	95	108
Accrued interest	78	59
Derivatives	26	15
Other	619	572
Total Other accruals	$2,377	$2,111

Other liabilities	2023	2022
Pension and other retiree benefits	$1,390	$1,129
Long-term lease liabilities	420	397
Other	305	271
Total Other liabilities	$2,115	$1,797

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
19.    Supplemental Other Comprehensive Income (Loss) Information

Other comprehensive income (loss) components attributable to Colgate-Palmolive Company before tax and net of tax during the years ended December 31 were as follows:

	2023	2022	2021
Cumulative translation adjustments, pre-tax	$127	$(113)	$(99)
Tax amounts	13	(29)	(92)
Cumulative translation adjustments, net of tax	140	(142)	(191)
Pension and other benefits:
Net actuarial gain (loss), prior service costs and settlements during the period	(49)	466	102
Amortization of net actuarial loss, transition and prior service costs(1)	30	62	82
Retirement Plan and other retiree benefit adjustments, pre-tax	(19)	528	184
Tax amounts	3	(115)	(50)
Retirement Plan and other retiree benefit adjustments, net of tax	(16)	413	134
Cash flow hedges:
Unrealized gains (losses) on cash flow hedges	(6)	100	13
Reclassification of (gains) losses into net earnings on cash flow hedges(2)	(4)	(20)	7
Gains (losses) on cash flow hedges, pre-tax	(10)	80	20
Tax amounts	3	(20)	(4)
Gains (losses) on cash flow hedges net of tax	(7)	60	16
Total Other comprehensive income (loss), net of tax	$117	$331	$(41)
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

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) is comprised of cumulative foreign currency translation gains and losses, unrecognized pension and other retiree benefit costs and unrealized gains and losses from derivative instruments designated as cash flow hedges. At December 31, 2023 and 2022, Accumulated other comprehensive income (loss) consisted primarily of aftertax unrecognized pension and other retiree benefit costs of $647 and $631, respectively, and aftertax cumulative foreign currency translation adjustments of $3,351 and $3,491, respectively. Foreign currency translation adjustments in 2023 primarily reflect gains from the Euro, Mexican Peso and Brazilian Real. Foreign currency translation adjustments in 2022 primarily reflect losses from the Euro, Indian Rupee and Colombian Peso.

COLGATE-PALMOLIVE COMPANY
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(Dollars in Millions)

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Other	Deductions	Balance at End of Period
Year Ended December 31, 2023
Allowance for doubtful accounts and estimated returns	$70	$17	$—	$7	$80
Valuation allowance for deferred tax assets	$129	$158	$—	$—	$287

Year Ended December 31, 2022
Allowance for doubtful accounts and estimated returns	$78	$4	$—	$12	$70
Valuation allowance for deferred tax assets	$120	$14	$—	$5	$129

Year Ended December 31, 2021
Allowance for doubtful accounts and estimated returns	$89	$35	$—	$46	$78
Valuation allowance for deferred tax assets	$96	$27	$—	$3	$120

COLGATE-PALMOLIVE COMPANY

Market Information

The Company’s common stock is listed on the New York Stock Exchange, and its trading symbol is CL.

Stock Price Performance Graphs

The following graphs compare cumulative total shareholder returns on Colgate-Palmolive Company common stock against the S&P Composite-500 Stock Index and two peer company indices for the twenty-year, ten-year and five-year periods each ended December 31, 2023. The peer company indices are comprised of consumer products companies that have both domestic and international businesses. In 2023, the Company made changes to the peer group to reduce the prevalence of U.S. focused food companies and to add more companies with a significant presence in oral care, personal care and/or home care. For 2023, the peer company index consisted of Church & Dwight Co., Inc., The Clorox Company, The Coca-Cola Company, The Estee Lauder Companies, Inc., General Mills, Inc., Haleon plc, Kellanova (formerly known as Kellogg Company), Kenvue Inc. (from and after its spin-off from Johnson & Johnson), Kimberly-Clark Corporation, The Kraft Heinz Company, Mondelez International, Inc., PepsiCo, Inc., The Procter & Gamble Company, Reckitt Benckiser Group plc and Unilever PLC. This index is identified as the “New Peer Group” on the graphs. For 2022, the peer company index consisted of Campbell Soup Company, The Clorox Company, The Coca-Cola Company, ConAgra Brands, Inc., The Estée Lauder Companies, Inc., General Mills, Inc., Johnson & Johnson, Kellogg Company, Kimberly-Clark Corporation, The Kraft Heinz Company, Mondēlez International, Inc., PepsiCo, Inc., The Procter & Gamble Company, Reckitt Benckiser Group plc and Unilever PLC. The prior year index is identified as the “Old Peer Group” on the graphs.

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

20-Year Stock Price Performance Graph

$700
$600
$500
$400
$300
$200
$100
$0
2003
2005
2007
2009
2011
2013
2015
2017
2019
2021
2023

	2003	2005	2007	2009	2011	2013	2015	2017	2019	2021	2023
Colgate	100	114	169	187	221	327	349	414	397	515	505
S&P 500	100	116	142	113	133	204	235	321	404	615	636
New Peer Group	100	109	155	145	177	237	276	329	393	498	471
Old Peer Group	100	113	152	145	172	236	277	341	397	498	474

10-Year Stock Price Performance Graph

$350
$300
$250
$200
$150
$100
$50
$0
2013
2014
2015
2016
2017
2018
2019
2020
2021
2022
2023

	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
Colgate	100	108	107	107	126	102	121	154	157	149	154
S&P 500	100	114	115	129	157	150	198	234	301	247	311
New Peer Group	100	110	116	121	139	132	166	184	210	208	198
Old Peer Group	100	112	117	126	145	136	168	186	211	213	201