Form 10-Q
period 2024-03-31
COLGATE PALMOLIVE CO
filed 2024-04-26
CIK 21665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________
FORM 10-Q
________________________
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding	Date
Common stock, $1.00 par value	820,441,114	March 31, 2024

PART I.    FINANCIAL INFORMATION

COLGATE-PALMOLIVE COMPANY
Condensed Consolidated Statements of Income
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
Net sales	$5,065	$4,770
Cost of sales	2,026	2,058
Gross profit	3,039	2,712
Selling, general and administrative expenses	1,916	1,758
Other (income) expense, net	76	45
Operating profit	1,047	909
Non-service related postretirement costs	22	294
Interest (income) expense, net	58	54
Income before income taxes	967	561
Provision for income taxes	238	147
Net income including noncontrolling interests	729	414
Less: Net income attributable to noncontrolling interests	46	42
Net income attributable to Colgate-Palmolive Company	$683	$372

Earnings per common share, basic	$0.83	$0.45

Earnings per common share, diluted	$0.83	$0.45

See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Condensed Consolidated Statements of Comprehensive Income
(Dollars in Millions)
(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
Net income including noncontrolling interests	$729	$414
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	(94)	43
Retirement plans and other retiree benefit adjustments	4	7
Gains (losses) on cash flow hedges	1	6
Total Other comprehensive income (loss), net of tax	(89)	56
Total Comprehensive income including noncontrolling interests	640	470
Less: Net income attributable to noncontrolling interests	46	42
Less: Cumulative translation adjustments attributable to noncontrolling interests	(7)	(16)
Total Comprehensive income attributable to noncontrolling interests	39	26
Total Comprehensive income attributable to Colgate-Palmolive Company	$601	$444
See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Condensed Consolidated Balance Sheets
(Dollars in Millions)
(Unaudited)

	March 31, 2024	December 31, 2023
Assets
Current Assets
Cash and cash equivalents	$1,079	$966
Receivables (net of allowances of $85 and $80, respectively)	1,813	1,586
Inventories	1,914	1,934
Other current assets	834	793
Total current assets	5,640	5,279
Property, plant and equipment:
Cost	10,261	10,286
Less: Accumulated depreciation	(5,764)	(5,704)
	4,497	4,582
Goodwill	3,341	3,410
Other intangible assets, net	1,837	1,887
Deferred income taxes	222	214
Other assets	1,034	1,021
Total assets	$16,571	$16,393
Liabilities and Shareholders’ Equity
Current Liabilities
Notes and loans payable	$518	$310
Current portion of long-term debt	20	20
Accounts payable	1,646	1,698
Accrued income taxes	410	336
Other accruals	2,720	2,377
Total current liabilities	5,314	4,741
Long-term debt	8,151	8,219
Deferred income taxes	392	361
Other liabilities	2,097	2,115
Total liabilities	15,954	15,436
Shareholders’ Equity
Common stock, $1 par value (2,000,000,000 shares authorized, 1,465,706,360 shares issued)	1,466	1,466
Additional paid-in capital	3,962	3,808
Retained earnings	25,164	25,289
Accumulated other comprehensive income (loss)	(4,019)	(3,937)
Treasury stock, at cost	(26,343)	(26,017)
Total Colgate-Palmolive Company shareholders’ equity	230	609
Noncontrolling interests	387	348
Total equity	617	957
Total liabilities and equity	$16,571	$16,393
See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Condensed Consolidated Statements of Cash Flows
(Dollars in Millions)
(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
Operating Activities
Net income including noncontrolling interests	$729	$414
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operations:
Depreciation and amortization	150	128
ERISA litigation matter	—	267
Restructuring and termination benefits, net of cash	30	(7)
Stock-based compensation expense	19	14
Deferred income taxes	12	(20)
Cash effects of changes in:
Receivables	(252)	(57)
Inventories	11	(24)
Accounts payable and other accruals	8	(2)
Other non-current assets and liabilities	(26)	22
Net cash provided by (used in) operations	681	735
Investing Activities
Capital expenditures	(126)	(163)
Purchases of marketable securities and investments	(139)	(112)
Proceeds from sale of marketable securities and investments	78	14
Other investing activities	(6)	(3)
Net cash provided by (used in) investing activities	(193)	(264)
Financing Activities
Short-term borrowing (repayment) less than 90 days, net	728	(927)
Principal payments of debt	(500)	(500)
Proceeds from issuance of debt	1	1,495
Dividends paid	(394)	(390)
Purchases of treasury shares	(509)	(180)
Proceeds from exercise of stock options	336	122
Other financing activities	(23)	5
Net cash provided by (used in) financing activities	(361)	(375)
Effect of exchange rate changes on Cash and cash equivalents	(14)	(4)
Net increase (decrease) in Cash and cash equivalents	113	92
Cash and cash equivalents at beginning of the period	966	775
Cash and cash equivalents at end of the period	$1,079	$867
Supplemental Cash Flow Information
Income taxes paid	$150	$171
Interest paid	$123	$94
See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in Millions)
(Unaudited)

Three Months Ended March 31, 2024
	Colgate-Palmolive Company Shareholders’ Equity
	Common Stock	Additional Paid-in Capital	Unearned Compensation	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)(1)	Noncontrolling Interests
Balance, December 31, 2023	$1,466	$3,808	$—	$(26,017)	$25,289	$(3,937)	$348
Net income	—	—	—	—	683	—	46
Other comprehensive income (loss), net of tax	—	—	—	—	—	(82)	(7)
Dividends ($0.98 per share)*	—	—	—	—	(808)	—	—
Stock-based compensation expense	—	19	—	—	—	—	—
Shares issued for stock options	—	154	—	163	—	—	—
Shares issued for restricted stock units	—	(21)	—	21	—	—	—
Treasury stock acquired	—	—	—	(509)	—	—	—
Other	—	2	—	(1)	—	—	—
Balance, March 31, 2024	$1,466	$3,962	$—	$(26,343)	$25,164	$(4,019)	$387

Three Months Ended March 31, 2023
	Colgate-Palmolive Company Shareholders’ Equity
	Common Stock	Additional Paid-in Capital	Unearned Compensation	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)(1)	Noncontrolling Interests
Balance, December 31, 2022	$1,466	$3,546	$(1)	$(25,128)	$24,573	$(4,055)	$405
Net income	—	—	—	—	372	—	42
Other comprehensive income (loss), net of tax	—	—	—	—	—	72	(16)
Dividends ($0.95 per share)*	—	—	—	—	(792)	—	—
Stock-based compensation expense	—	14	—	—	—	—	—
Shares issued for stock options	—	54	—	50	—	—	—
Shares issued for restricted stock units	—	(13)	—	13	—	—	—
Treasury stock acquired	—	—	—	(180)	—	—	—
Other	—	2	1	—	—	—	—
Balance, March 31, 2023	$1,466	$3,603	$—	$(25,245)	$24,153	$(3,983)	$431
(1) Accumulated other comprehensive income (loss) includes cumulative translation losses of $3,438 at March 31, 2024 ($3,431 at March 31, 2023) and $3,351 at December 31, 2023 ($3,491 at December 31, 2022), respectively, and unrecognized retirement plan and other retiree benefits costs of $643 at March 31, 2024 ($624 at March 31, 2023) and $647 at December 31, 2023 ($631 at December 31, 2022), respectively.
* Two dividends were declared in the first quarter of each of 2024 and 2023.

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

For a complete set of financial statement notes, including the Company’s significant accounting policies, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (the “SEC”).

2.     Use of Estimates

Provisions for certain expenses, including income taxes, advertising and consumer promotion, are based on full year assumptions and are included in the accompanying Condensed Consolidated Financial Statements in proportion with estimated annual tax rates, the passage of time or estimated annual sales, as applicable.

3.    Recent Accounting Pronouncements and Disclosure Rules

In March 2024, the SEC finalized rules intended to enhance and standardize climate-related disclosures in registrants' registration statements and Annual Reports on Form 10-K. The new rules will require climate-related disclosures, including as they relate to governance, strategy, risk management, targets and goals and greenhouse gas emissions. In addition, the rules would require certain climate-related disclosure as it relates to severe weather events and other natural conditions and carbon offsets and renewable energy credits. While the SEC voluntarily stayed the rules due to pending judicial review, the rules in their current form would be effective for the Company beginning in fiscal year 2025. The Company is currently assessing the impact of these rules on the Company’s Consolidated Financial Statements.

In December 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This ASU improves the transparency of income tax disclosure by requiring consistent categories and greater disaggregation of information in the rate reconciliation, and income taxes paid disaggregated by jurisdiction. This guidance is effective for the Company for fiscal years beginning after December 15, 2024. The Company is currently assessing the impact of this guidance on its income tax disclosures.

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

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” This ASU modified the disclosure and presentation requirements primarily through enhanced disclosures of significant segment expenses and other segment items. This guidance is effective for the Company for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is currently assessing the impact of this guidance on its disclosures.

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

In March 2023, the FASB issued ASU No. 2023-01, “Leases (Topic 842): Common Control Arrangements.” This ASU clarified the accounting for leasehold improvements for leases under common control. The guidance was effective for the Company beginning on January 1, 2024 and did not have a material impact on the Company’s Consolidated Financial Statements.

In September 2022, the FASB issued ASU No. 2022-04, “Liabilities-Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations.” This ASU requires a buyer that uses supplier finance programs to make annual disclosures about the programs’ key terms, the balance sheet presentation of related amounts, the confirmed amount outstanding at the end of the period and associated roll-forward information. The Company adopted the guidance beginning on January 1, 2023, and with respect to the roll-forward information disclosure, beginning on January 1, 2024. See Note 12, Supplier Finance Program for additional information.

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

For the three months ended March 31, 2024, charges resulting from the 2022 Global Productivity Initiative were $36 pretax ($30 aftertax). For the three months ended March 31, 2023, charges resulting from the 2022 Global Productivity Initiative were $6 pretax ($5 aftertax).

	Three Months Ended March 31,
	2024	2023
Selling, general and administrative expenses	$1	$—
Other (income) expense, net	35	5
Non-service related postretirement costs	—	1
Total 2022 Global Productivity Initiative charges, pretax	$36	$6

Total 2022 Global Productivity Initiative charges, aftertax	$30	$5

Restructuring and related implementation charges were recorded in the Corporate segment as these initiatives are predominantly centrally directed and controlled and are not included in internal measures of segment operating performance.

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

Total charges incurred for the 2022 Global Productivity Initiative relate to initiatives undertaken by the following reportable operating segments and Corporate:

	Three Months Ended March 31,		Program-to-date Accumulated Charges
	2024	2023
North America	—%	7%	9%
Latin America	—%	11%	11%
Europe	85%	15%	32%
Asia Pacific	—%	6%	9%
Africa/Eurasia	1%	13%	8%
Hill's Pet Nutrition	14%	16%	14%
Corporate	—%	32%	17%
Total	100%	100%	100%

Since the inception of the 2022 Global Productivity Initiative, the Company has incurred cumulative pretax charges of $178 ($142 aftertax) in connection with the implementation of various projects as follows:

Cumulative Charges
as of March 31, 2024
Employee-Related Costs	$160
Asset Impairments	1
Other	17
Total	$178

The following table summarizes the activity for the restructuring and related implementation charges discussed above and the related accruals:

	Three Months Ended March 31, 2024
	Employee-Related Costs	Incremental Depreciation	Asset Impairments	Other	Total
Balance at December 31, 2023	$10	$—	$—	$1	$11
Charges	34	—	—	2	36
Cash Payments	(5)	—	—	(1)	(6)
Charges against assets	—	—	—	—	—
Foreign exchange	—	—	—	—	—
Balance at March 31, 2024	$39	$—	$—	$2	$41

Employee-Related Costs primarily include severance and other termination benefits and are calculated based on long-standing benefit practices, written severance policies, local statutory requirements and, in certain cases, voluntary termination arrangements. Employee-Related Costs also include pension enhancements which are reflected as Charges against assets within Employee-Related Costs in the preceding table as the corresponding balance sheet amounts are reflected as a reduction of pension assets or an increase in pension liabilities. For the three months ended March 31, 2024, there were no pension enhancements included in Charges against assets within Employee-Related Costs.

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

5.    Inventories

Inventories by major class were as follows:

	March 31, 2024	December 31, 2023
Raw materials and supplies	$619	$606
Work-in-process	43	46
Finished goods	1,396	1,411
Total Inventories, net	$2,058	$2,063
Non-current inventory, net	$(144)	$(129)
Current Inventories, net	$1,914	$1,934
6.    Earnings Per Share

For the three months ended March 31, 2024 and 2023, earnings per share were as follows:

	Three Months Ended
	March 31, 2024			March 31, 2023
	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share
Basic EPS	$683	822.8	$0.83	$372	831.4	$0.45
Stock options and restricted stock units		3.1			1.6
Diluted EPS	$683	825.9	$0.83	$372	833.0	$0.45

For the three months ended March 31, 2024 and 2023, the average number of stock options and restricted stock units that were anti-dilutive and not included in diluted earnings per share calculations were 986,909 and 13,671,978, respectively.

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

7.    Other Comprehensive Income (Loss)

Additions to and reclassifications out of Accumulated other comprehensive income (loss) attributable to the Company for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
	2024	2023
Cumulative translation adjustments, pre-tax	$(71)	$49
Tax amounts	(16)	10
Cumulative translation adjustments, net of tax	(87)	59
Pension and other benefits:
Net actuarial gain (loss), prior service costs and settlements during the period	(1)	1
Amortization of net actuarial loss, transition and prior service costs(1)	8	8
Retirement Plan and other retiree benefit adjustments, pre-tax	7	9
Tax amounts	(3)	(2)
Retirement Plan and other retiree benefit adjustments, net of tax	4	7
Cash flow hedges:
Unrealized gains (losses) on cash flow hedges	—	17
Reclassification of (gains) losses into net earnings on cash flow hedges(2)	1	(9)
Gains (losses) on cash flow hedges, pre-tax	1	8
Tax amounts	—	(2)
Gains (losses) on cash flow hedges, net of tax	1	6
Total Other comprehensive income (loss), net of tax	$(82)	$72

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

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

8.    Retirement Plans and Other Retiree Benefits

Components of Net periodic benefit cost for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
	Pension Benefits				Other Retiree Benefits
	United States		International
	2024	2023	2024	2023	2024	2023
Service cost	$—	$—	$3	$3	$2	$2
Interest cost	23	23	8	8	9	11
Expected return on plan assets	(19)	(20)	(7)	(4)	—	—
Amortization of actuarial loss (gain)	10	11	2	1	(4)	(4)
Net periodic benefit cost	$14	$14	$6	$8	$7	$9
Other postretirement charges	—	1	—	—	—	—
ERISA litigation matter	—	267	—	—	—	—
Total pension cost	$14	$282	$6	$8	$7	$9

There were no other postretirement charges for the three months ended March 31, 2024. Other postretirement charges for the three months ended March 31, 2023 included pension and other charges of $1 incurred pursuant to the 2022 Global Productivity Initiative.

In the three months ended March 31, 2023, the Company recorded a charge of $267 as a result of a decision of the United States Court of Appeals for the Second Circuit (the “Second Circuit”) affirming a grant of summary judgment to the plaintiffs in a lawsuit under the Employee Retirement Income Security Act seeking the recalculation of benefits and other relief associated with a 2005 residual annuity amendment to the Colgate-Palmolive Company Employees’ Retirement Income Plan (the “Retirement Plan”). The decision resulted in an increase in the obligations of the Retirement Plan, which based on the current funded status of the Retirement Plan will require no immediate cash contribution by the Company. See Note 9, Contingencies for additional information.

For the three months ended March 31, 2024 and 2023, the Company made no voluntary contributions to its U.S. postretirement plans.

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

The Brazilian internal revenue authority has disallowed interest deductions and foreign exchange losses taken by the Company’s Brazilian subsidiary for certain years in connection with the financing of the Kolynos acquisition. The tax assessments with interest, penalties and any court-mandated fees, at the current exchange rate, are approximately $129. This amount includes additional assessments received from the Brazilian internal revenue authority in April 2016 relating to net operating loss carryforwards used by the Company’s Brazilian subsidiary to offset taxable income that had also been deducted from the authority’s original assessments. The Company has been disputing the disallowances by appealing the assessments since October 2001.

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

In December 2005, the Brazilian internal revenue authority issued to the Company’s Brazilian subsidiary a tax assessment with interest, penalties and any court-mandated fees of approximately $57, at the current exchange rate, based on a claim that certain purchases of U.S. Treasury bills by the subsidiary and their subsequent disposition during the period 2000 to 2001 were subject to a tax on foreign exchange transactions. The Company had been disputing the assessment within the internal revenue authority’s administrative appeals process. However, in November 2015, the Superior Chamber of Administrative Tax Appeals denied the Company’s final administrative appeal, and the Company has filed a lawsuit in the Brazilian federal court. In the event the Company is unsuccessful in this lawsuit, further appeals are available within the Brazilian federal courts. Although there can be no assurances, management believes, based on the opinion of its Brazilian legal counsel, that the tax assessment is without merit and that the Company should ultimately prevail. The Company is challenging this assessment vigorously.

Competition Matter

Certain of the Company’s subsidiaries were historically subject to actions and, in some cases, fines, by governmental authorities in a number of countries related to alleged competition law violations. Substantially all of these matters also involved other consumer goods companies and/or retail customers. The Company’s policy is to comply with antitrust and competition laws and, if a violation of any such laws is found, to take appropriate remedial action and to cooperate fully with any related governmental inquiry. The status as of March 31, 2024 of such competition law matters pending against the Company during the three months ended March 31, 2024 is set forth below.

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

As of March 31, 2024, there were 285 individual cases pending against the Company in state and federal courts throughout the United States, as compared to 279 cases as of December 31, 2023. During the three months ended March 31, 2024, 26 new cases were filed and 20 cases were resolved by voluntary dismissal, settlement or dismissal by the court. The value of the settlements in the period presented was not material, either individually or in the aggregate, to such period’s results of operations. During the three months ended March 31, 2024, one case resulted in a jury verdict in favor of the Company after a trial.

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

ERISA Matter

In June 2016, a lawsuit was filed in the United States District Court for the Southern District of New York (the “District Court”) against the Retirement Plan, the Company and certain individuals (the “Company Defendants”) claiming that residual annuity payments associated with a 2005 residual annuity amendment to the Retirement Plan were improperly calculated for certain Retirement Plan participants in violation of the Employee Retirement Income Security Act (“ERISA”). The relief sought included recalculation of benefits, pre- and post-judgment interest and attorneys’ fees. This action was certified as a class action in July 2017. In July 2020, the Court dismissed certain claims, and in August 2020 granted the plaintiffs’ motion for summary judgment on the remaining claims. In September 2020, the Company appealed to the Second Circuit. In March 2023, the Second Circuit affirmed the grant of summary judgment to the plaintiffs.

In light of the Second Circuit decision, the Company recorded a charge to earnings of $267 in the quarter ended March 31, 2023, which is comprised of the recalculation of benefits and interest. Possible additional charges associated with this matter are expected to be immaterial and, where estimable, are reflected in the range of reasonably possible losses disclosed above. The decision resulted in an increase in the obligations of the Retirement Plan, which based on the current funded status of the Retirement Plan will require no immediate cash contribution by the Company. In June 2023, the Company filed a petition for certiorari to the United States Supreme Court requesting permission for an appeal to that court and that petition was denied in October 2023. Also, in June 2023, the plaintiffs filed a motion to enter a revised final judgment in the District Court to address certain unresolved calculation issues, which the Company opposed. In March 2024, the District Court granted the plaintiffs’ motion and found for the plaintiffs on the unresolved calculation issues. The Company intends to appeal that decision to the Second Circuit.

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

The accounting policies of the operating segments are generally the same as those described in Note 2, Summary of Significant Accounting Policies to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. Intercompany sales have been eliminated. Corporate operations include costs related to stock options and restricted stock units, research and development costs, Corporate overhead costs, restructuring and related implementation charges and gains and losses on sales of non-core product lines and assets. The Company reports these items within Corporate operations as they relate to Corporate-based responsibilities and decisions and are not included in the internal measures of segment operating performance used by the Company to measure the underlying performance of the operating segments.

Net sales by segment were as follows:

	Three Months Ended
	March 31,
	2024	2023
Net sales
Oral, Personal and Home Care
North America	$997	$958
Latin America	1,253	1,075
Europe	711	650
Asia Pacific	727	738
Africa/Eurasia	276	288
Total Oral, Personal and Home Care	3,963	3,709
Pet Nutrition	1,102	1,061
Total Net sales	$5,065	$4,770
Note: Table may not sum due to rounding.

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

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

The Company’s Net sales of Oral, Personal and Home Care and Pet Nutrition products accounted for the following percentages of the Company’s Net sales:

	Three Months Ended
	March 31,
	2024	2023
Net sales
Oral Care	43%	43%
Personal Care	18%	18%
Home Care	17%	17%
Pet Nutrition	22%	22%
Total Net sales	100%	100%

Operating profit by segment was as follows:

	Three Months Ended
	March 31,
	2024	2023
Operating profit
Oral, Personal and Home Care
North America	$222	$193
Latin America	405	315
Europe	144	116
Asia Pacific	207	202
Africa/Eurasia	66	68
Total Oral, Personal and Home Care	1,044	894
Pet Nutrition	199	183
Corporate	(196)	(168)
Total Operating profit	$1,047	$909

Corporate Operating profit (loss) for the three months ended March 31, 2024 included charges resulting from the 2022 Global Productivity Initiative of $36.

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

The Company’s derivative instruments include forward-starting interest rate swaps, foreign currency contracts and commodity contracts. The Company utilizes forward-starting interest rate swaps to mitigate the risk of variability in interest rate for future debt issuances and these swaps are valued using observable benchmark rates (Level 2 valuation). The Company utilizes foreign currency contracts, including forward and swap contracts, option contracts, local currency deposits and local currency borrowings to hedge portions of its foreign currency purchases, assets and liabilities arising in the normal course of business and the net investment in certain foreign subsidiaries. These contracts are valued using observable market rates (Level 2 valuation). Commodity futures contracts are utilized to hedge the purchases of raw materials used in production. These contracts are measured using quoted commodity exchange prices (Level 1 valuation). The duration of foreign currency and commodity contracts generally does not exceed 12 months.

The following table summarizes the fair value of the Company’s derivative instruments and other financial instruments which are carried at fair value in the Company’s Condensed Consolidated Balance Sheets at March 31, 2024 and December 31, 2023:

	Assets			Liabilities
	Account	Fair Value		Account	Fair Value
Designated derivative instruments		March 31, 2024	December 31, 2023		March 31, 2024	December 31, 2023
Foreign currency contracts	Other current assets	$24	$19	Other accruals	$22	$25
Commodity contracts	Other current assets	—	—	Other accruals	2	1
Total designated		$24	$19		$24	$26

Other financial instruments
Marketable securities	Other current assets	$231	$179
Total other financial instruments		$231	$179

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

The carrying amount of cash, cash equivalents, marketable securities, accounts receivable and short-term debt approximated fair value as of March 31, 2024 and December 31, 2023. The estimated fair value of the Company’s long-term debt, including the current portion, as of March 31, 2024 and December 31, 2023, was $7,684 and $7,862, respectively, and the related carrying value was $8,171 and $8,239, respectively. In March 2023, the Company issued $500 of three-year Senior Notes at a fixed coupon rate of 4.800%, $500 of five-year Senior Notes at a fixed coupon rate of 4.600% and $500 of ten-year Senior Notes at a fixed coupon rate of 4.600%. The estimated fair value of long-term debt was derived principally from quoted prices on the Company’s outstanding fixed-term notes (Level 2 valuation).

The following tables present the notional values as of:

	March 31, 2024
	Foreign Currency Contracts	Foreign Currency Debt	Commodity Contracts	Total
Fair Value Hedges	$1,606	$—	$—	$1,606
Cash Flow Hedges	898	—	37	935
Net Investment Hedges	288	4,345	—	4,633

	December 31, 2023
	Foreign Currency Contracts	Foreign Currency Debt	Commodity Contracts	Total
Fair Value Hedges	$1,625	$—	$—	$1,625
Cash Flow Hedges	869	—	39	908
Net Investment Hedges	280	3,908	—	4,188

The following table presents the location and amount of gain (loss) on fair value hedges recognized in the Company’s Condensed Consolidated Statements of Income:

		Gain (Loss) Recognized in Income
	Location of Gain (Loss) Recognized in Income	Three Months Ended March 31,
		2024	2023
Hedging instruments:
Foreign currency contracts	Selling, general and administrative expenses	$(21)	$5
Total gain (loss) on fair value hedges		$(21)	$5

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

The following tables present the amount of gain (loss) on cash flow hedges recognized in the Company’s Accumulated Other Comprehensive Income (AOCI) and reclassification from AOCI into the Condensed Consolidated Statements of Income:

	Gain (Loss) Recognized in AOCI			Amount Reclassified from AOCI Into Income
	Three Months Ended March 31,		Location of Gain (Loss) Recognized in Income	Three Months Ended March 31,
	2024	2023		2024	2023
Hedging instruments:
Foreign currency contracts	$4	$(1)	Cost of Sales	$(2)	$4
Commodity contracts	(2)	(1)	Cost of Sales	(1)	3
Forward Starting Swaps	(2)	19	Interest (income) expense, net	2	2
Total gain (loss) on cash flow hedges	$—	$17		$(1)	$9

The following table presents the amount of gain (loss) on net investment hedges recognized in the Company’s AOCI:

	Gain (Loss) Recognized in AOCI
	Three Months Ended March 31,
	2024	2023
Hedging instruments:
Foreign currency contracts	$2	$(8)
Foreign currency debt	106	(73)
Total gain (loss) on net investment hedges	$108	$(81)

12. Supplier Finance Program

The Company has agreements to provide supplier finance programs which facilitate participating suppliers’ ability to finance payment obligations of the Company with designated third-party financial institutions. Participating suppliers may, at their sole discretion, elect to finance one or more payment obligations of the Company prior to their scheduled due dates at a discounted price to participating financial institutions. The Company’s obligations to its suppliers, including amounts due and scheduled payment dates, are not impacted by suppliers’ decisions to finance amounts under these arrangements. The outstanding payment obligations under the Company’s supplier finance programs are included in Accounts Payable in the Condensed Consolidated Balance Sheets and were not material as of March 31, 2024 or December 31, 2023.

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

13. Income Taxes

The effective income tax rate was 24.6% for the first quarter of 2024 as compared to 26.2% for the first quarter of 2023. The quarterly provision for income taxes is determined based on the Company’s estimated full year effective income tax rate adjusted by the amount of tax attributable to infrequent or unusual items that are separately recognized on a discrete basis in the income tax provision in the quarter in which they occur. The Company’s current estimate of its full year effective income tax rate before discrete period items is 24.5%, as compared to 24.3% in the comparable period of 2023.

In the third quarter of 2023, the Internal Revenue Service (the “IRS”) issued a notice giving taxpayers temporary relief from the effects of certain U.S. tax regulations that were issued in December 2021, which place greater restrictions on foreign taxes that are creditable against U.S. taxes on foreign-source income. This notice allowed taxpayers to defer the application of these new regulations through the end of 2023. In December 2023, the IRS issued further guidance modifying this temporary relief period to the date that a notice or other guidance withdrawing or modifying the temporary relief is issued. The Company will recognize the impact, if any, in the period in which the temporary relief is withdrawn or modified.

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

On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was enacted, which among other things, implements a 15% minimum tax on book income of certain large corporations effective for years beginning after December 31, 2022. Based on the Company’s analysis, as well as guidance published by the IRS, the IRA, and in particular the 15% minimum tax, did not have an impact on the Company’s Consolidated Financial Statements. The Company will continue to evaluate the potential impact of this law as additional guidance and clarification becomes available.

Additionally, on December 15, 2022, the 27 member states of the European Union (“EU”) reached an agreement on a minimum level of taxation for certain large corporations to pay a minimum corporate tax rate of 15% in every jurisdiction in which they operate. This agreement, which is known as the Minimum Tax Directive (part of the “Pillar II Model Rules”), was supposed to be transposed into the laws of all EU member states by December 31, 2023. Most member states complied, while some were granted extensions of time. In addition, many other jurisdictions outside the EU have also committed to implement this Directive while others have implemented a similar minimum tax regime consistent with the policy of the Pillar II Model Rules. This Directive does not have a material impact on the Company's Consolidated Financial Statements.

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

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

The War in Ukraine

The war in Ukraine, and the related geopolitical tensions, have had and continue to have a significant impact on our operations in Ukraine and Russia, though it has not been material to our Consolidated Financial Statements. While our ability to do business in Ukraine has been significantly impacted, we remain committed to providing access to our products to people in the region. In Russia, we are importing and selling a reduced portfolio of health and hygiene products for everyday use. We have no manufacturing facilities in Russia and have ceased all capital investments and media activities in Russia. For the three months ended March 31, 2024, our business in the Eurasia region constituted approximately 2% of our consolidated net sales and approximately 3% of our consolidated operating profit. We, however, have experienced, and expect to continue to experience, risks related to the impact of the war in Ukraine, including increases in the costs and, in certain cases, limitations on the availability of certain raw and packaging materials and commodities (including oil and natural gas), supply chain and logistics challenges, import restrictions, foreign currency volatility and reputational concerns. We also have faced and continue to face challenges to our ability to repatriate cash from Russia and find banking partners in Russia and we may face challenges to our ability to protect our assets in Russia. We also continue to monitor the impact of sanctions, export controls and import restrictions imposed in response to the war in Ukraine.

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

For more information about factors that could impact our business, including due to geopolitical conflicts, such as the war in Ukraine and the Israel-Hamas war, refer to Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Business Strategy

To achieve our business and financial objectives, we are focused on driving organic sales growth and consistent compounded earnings per share growth through science-led, core and premium innovation, pursuing higher-growth adjacent categories and segments, expanding in faster-growing channels and markets and delivering margin expansion through operating leverage and efficiency. We continue to prioritize our investments in high growth segments within our Oral Care, Personal Care and Pet Nutrition businesses. We are also seeking to lead in the development of human capital and to maximize the impact of our sustainability and social impact and DE&I strategies. We are strengthening and leveraging our capabilities in areas such as innovation, digital, artificial intelligence, eCommerce and data and analytics, enabling us to be more responsive in today’s rapidly changing world. We continue to invest behind our brands, including through advertising, and to develop initiatives to build strong relationships with consumers, dental, veterinary and skin health professionals and traditional and eCommerce retailers. We continue to believe that growth opportunities are greater in those areas of the world in which economic development and rising consumer incomes expand the size and number of markets for our products.

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

Significant Items Impacting Comparability

During the quarter ended March 31, 2023, we recorded a charge of $267 as a result of a decision of the United States Court of Appeals for the Second Circuit (the “Second Circuit”) affirming a grant of summary judgment to the plaintiffs in a lawsuit under the Employee Retirement Income Security Act seeking the recalculation of benefits and other relief associated with a 2005 residual annuity amendment to the Colgate-Palmolive Company Employees’ Retirement Income Plan (the “Retirement Plan”). The decision resulted in an increase in the obligations of the Retirement Plan, which based on the current funded status of the Retirement Plan will require no immediate cash contribution by the Company. In June 2023, the Company filed a petition for certiorari to the United States Supreme Court requesting permission for an appeal to that court and that petition was denied in October 2023. Also, in June 2023, the plaintiffs filed a motion to enter a revised final judgment in the United States District Court for the Southern District of New York (the “District Court”) to address certain unresolved calculation issues, which the Company opposed. In March 2024, the District Court granted the plaintiffs’ motion and found for the plaintiffs on the unresolved calculation issues. The Company intends to appeal that decision to the Second Circuit. See Note 9, Contingencies to the Condensed Consolidated Financial Statements for additional information.

During the quarter ended March 31, 2023, we announced a voluntary recall of select Fabuloso multi-purpose cleaner products sold in the United States and Canada. The costs associated with the voluntary recall had a $25 impact on our Operating profit in the quarter ended March 31, 2023.

On January 27, 2022, the Company’s Board of Directors (the “Board”) approved a targeted productivity program (the “2022 Global Productivity Initiative”). The program is intended to reallocate resources towards our strategic priorities and faster growth businesses, drive efficiencies in our operations and streamline our supply chain to reduce structural costs. Implementation of the 2022 Global Productivity Initiative, which is expected to be substantially completed by mid-year 2024, is estimated to result in cumulative pretax charges, once all phases are approved and implemented, in the range of $200 to $240 ($170 to $200 aftertax). Annualized pretax savings are projected to be in the range of $90 to $110 ($70 to $85 aftertax), once all projects are approved and implemented. Savings achieved since the implementation of the 2022 Global Productivity Initiative were approximately $107 pretax ($84 aftertax). For more information regarding the 2022 Global Productivity Initiative, see “Restructuring and Related Implementation Charges” below.

In the three months ended March 31, 2024 and 2023, we incurred pretax costs of $36 (aftertax costs of $30) and $6 (aftertax costs of $5), respectively, resulting from the 2022 Global Productivity Initiative.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Outlook

Looking forward, we expect global macroeconomic, political and market conditions to remain challenging, including as a result of inflation, higher interest rates and foreign currency volatility. During the three months ended March 31, 2024, most of our divisions experienced higher raw and packaging material costs. We have taken and are taking additional pricing to try to offset these increases in raw and packaging material costs. This has negatively impacted and may continue to negatively impact consumer demand for our products. Additionally, inflation is impacting the broader economy with consumers around the world facing widespread rising prices as well as higher interest rates resulting from measures to address inflation. Such inflation and higher interest rates may negatively impact consumer consumption or discretionary spending and/or change their purchasing patterns by foregoing purchasing certain of our products or by switching to “private label” or to our lower-priced product offerings. Although we continue to devote significant resources to support our brands and market our products at multiple price points, these changes could reduce demand for and sales volumes of our products or result in a shift in our product mix from higher margin to lower margin product offerings. In light of this challenging environment, we expect continued volatility across all of our categories and it is therefore difficult to predict category growth rates in the near term.

Given that approximately two-thirds of our Net sales originate in markets outside the U.S., we have experienced and will likely continue to experience volatile foreign currency fluctuations, particularly in Argentina and Türkiye, which are considered hyper-inflationary economies. As discussed above, we have also experienced higher raw and packaging material costs. While we have taken, and will continue to take, measures to mitigate the effect of these conditions, such as the 2022 Global Productivity Initiative and our funding-the-growth and revenue growth management initiatives, in the current environment, it may become increasingly difficult to implement certain of these mitigation strategies. Should these conditions persist, they could adversely affect our future results.

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

We continue to closely monitor the impact of geopolitical events and tensions, such as the war in Ukraine, the Israel-Hamas war and tensions between China and Taiwan and the challenging market conditions discussed above, on our business and the related uncertainties and risks. While we have taken, and will continue to take, measures to mitigate the effects of these events and conditions, we cannot estimate with certainty the full extent of their impact on our business, results of operations, cash flows and/or financial condition. For more information about factors that could impact our business, see “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023.

We believe that we are well prepared to meet the challenges ahead due to our strong financial condition, experience operating in challenging environments, resilient global supply chain, dedicated and diverse global team and focused business strategy. Our strategy is based on driving organic sales growth and consistent compounded earnings per share growth through science-led, core and premium innovation, pursuing higher-growth adjacent categories and segments, expanding in faster-growing channels and markets and delivering margin expansion through operating leverage and efficiency. We are also seeking to lead in the development of human capital and to maximize our sustainability and social impact and DE&I strategies. Our commitment to these priorities, the strength of our brands, the breadth of our global footprint and a commitment to profitability and driving efficiency in cash generation should position us well to manage through the challenges we face and increase shareholder value over time.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Results of Operations

Three Months

Worldwide Net sales were $5,065 in the first quarter of 2024, up 6.2% from the first quarter of 2023, due to volume growth of 1.3% and net selling price increases of 8.5%, partially offset by negative foreign exchange of 3.6%. Organic sales (Net sales excluding the impact of foreign exchange, acquisitions and divestments), a non-GAAP financial measure, increased 9.8% in the first quarter of 2024. A reconciliation of net sales growth to organic sales growth is provided under “Non-GAAP Financial Measures” below.

Net sales in the Oral, Personal and Home Care product segment were $3,963 in the first quarter of 2024, up 6.8% from the first quarter of 2023, due to volume growth of 2.8% and net selling price increases of 8.6%, partially offset by negative foreign exchange of 4.5%. Organic sales in the Oral, Personal and Home Care product segment increased 11.4% in the first quarter of 2024.

The Company’s share of the global toothpaste market was 41.3% on a year-to-date basis, up 1.0 share points from the year ago period, and its share of the global manual toothbrush market was 31.7% on a year-to-date basis, up 1.4 share points from the year ago period. Year-to-date market shares in toothpaste were up in Latin America, Europe, Asia Pacific and Africa/Eurasia and down in North America versus the comparable 2023 period. In the manual toothbrush category, year-to-date market shares were up in North America and Asia/Pacific, flat in Latin America and Europe and down in Africa/Eurasia versus the comparable 2023 period. For additional information regarding market shares, see “Market Share Information” below.

Net sales in the Hill’s Pet Nutrition segment were $1,102 in the first quarter of 2024, up 3.9% from the first quarter of 2023, due to net selling price increases of 8.2%, partially offset by volume declines of 3.9% and negative foreign exchange of 0.3%. Organic sales in the Hill’s Pet Nutrition segment increased 4.2% in the first quarter of 2024.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Gross Profit/Margin

Worldwide Gross profit increased to $3,039 in the first quarter of 2024 compared to $2,712 in the first quarter of 2023, reflecting an increase of $168 resulting from higher Net sales and an increase of $159 resulting from higher Gross profit margin.

Worldwide Gross profit margin increased to 60.0% in the first quarter of 2024 from 56.9% in the first quarter of 2023. This increase in Gross profit margin was primarily due to higher pricing (330 bps) and cost savings from the Company’s funding-the-growth initiatives (250 bps), partially offset by significantly higher raw and packaging material costs (270 bps), which included foreign exchange transaction costs.

	Three Months Ended March 31,
	2024	2023
Gross profit	$3,039	$2,712

	Three Months Ended March 31,
	2024	2023	Basis Point Change
Gross profit margin	60.0%	56.9%	310

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 9% to $1,916 in the first quarter of 2024 compared to $1,758 in the first quarter of 2023. Selling, general and administrative expenses in the first quarter of 2024 included charges resulting from the 2022 Global Productivity Initiative. Excluding the charges resulting from the 2022 Global Productivity Initiative in the first quarter of 2024, Selling, general and administrative expenses increased 9% to $1,915 in the first quarter of 2024 compared to $1,758 in the first quarter of 2023, reflecting increased advertising investment of $93 and higher overhead expenses of $64.

Selling, general and administrative expenses as a percentage of Net sales increased by 90 bps to 37.8% in the first quarter of 2024 as compared to 36.9% in the first quarter of 2023. This increase was due to increased advertising investment (120 bps), partially offset by lower overhead expenses (30 bps), both as a percentage of Net sales. In the first quarter of 2024, advertising investment increased as a percentage of Net sales to 13.3% from 12.1% in the first quarter of 2023, or 16% in absolute terms, to $672 as compared with $579 in the first quarter of 2023.

	Three Months Ended March 31,
	2024	2023
Selling, general and administrative expense, GAAP	$1,916	$1,758
2022 Global Productivity Initiative	(1)	—
Selling, general and administrative expenses, non-GAAP	$1,915	$1,758

	Three Months Ended March 31,
	2024	2023	Basis Point Change
Selling, general and administrative expenses as a percentage of Net sales	37.8%	36.9%	90
Other (Income) Expense, Net
Other (income) expense, net was $76 and $45 in the first quarter of 2024 and 2023, respectively. Other (income) expense, net in the first quarter of 2024 included charges resulting from the 2022 Global Productivity Initiative. Other (income) expense, net in the first quarter of 2023 included product recall costs and charges resulting from the 2022 Global Productivity Initiative. Excluding the items described above in both periods, as applicable, Other (income) expense, net was $41 and $15 in the first quarter of 2024 and 2023, respectively.

	Three Months Ended March 31,
	2024	2023
Other (income) expense, net, GAAP	$76	$45
2022 Global Productivity Initiative	(35)	(5)
Product recall costs	—	(25)
Other (income) expense, net, non-GAAP	$41	$15

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Operating Profit

Operating profit increased 15% to $1,047 in the first quarter of 2024 from $909 in the first quarter of 2023. Operating profit in the first quarter of 2024 included charges resulting from the 2022 Global Productivity Initiative. Operating profit in the first quarter of 2023 included product recall costs and charges resulting from the 2022 Global Productivity Initiative. Excluding the items described above in both periods, as applicable, Operating profit increased 15% to $1,083 in the first quarter of 2024 from $939 in the first quarter of 2023.

Operating profit margin was 20.7% in the first quarter of 2024, an increase of 160 bps compared to 19.1% in the first quarter of 2023. Excluding the items described above in both periods, as applicable, Operating profit margin was 21.4% in the first quarter of 2024, an increase of 170 bps compared to 19.7% in the first quarter of 2023. This increase in Operating profit margin was due to an increase in Gross profit (310 bps), partially offset by an increase in Selling, general and administrative expenses (90 bps) and an increase in Other (income) expense, net (50 bps), all as a percentage of Net sales.

	Three Months Ended March 31,
	2024	2023	% Change
Operating profit, GAAP	$1,047	$909	15%
2022 Global Productivity Initiative	36	5
Product recall costs	—	25
Operating profit, non-GAAP	$1,083	$939	15%

	Three Months Ended March 31,
	2024	2023	Basis Point Change
Operating profit margin, GAAP	20.7%	19.1%	160
2022 Global Productivity Initiative	0.7%	0.1%
Product recall costs	—%	0.5%
Operating profit margin, non-GAAP	21.4%	19.7%	170

Non-Service Related Postretirement Costs

Non-service related postretirement costs were $22 in the first quarter of 2024 as compared to $294 in the first quarter of 2023. Non-service related postretirement costs in the first quarter of 2023 included charges related to the ERISA litigation matter and charges related to the 2022 Global Productivity Initiative. Excluding these charges in the first quarter of 2023, Non-service related postretirement costs were $22 in the first quarter of 2024 and $26 in the first quarter of 2023.

	Three Months Ended March 31,
	2024	2023
Non-service related postretirement costs, GAAP	$22	$294
ERISA litigation matter	—	(267)
2022 Global Productivity Initiative	—	(1)
Non-service related postretirement costs, non-GAAP	$22	$26
Interest (Income) Expense, Net

Interest (income) expense, net was $58 in the first quarter of 2024 as compared to $54 in the first quarter of 2023.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Income Taxes

The effective income tax rate was 24.6% for the first quarter of 2024 as compared to 26.2% for the first quarter of 2023. As reflected in the table below, the non-GAAP effective income tax rate was 24.3% for the first three months of 2024 and 2023.

The quarterly provision for income taxes is determined based on the Company’s estimated full year effective income tax rate adjusted by the amount of tax attributable to infrequent or unusual items that are separately recognized on a discrete basis in the income tax provision in the quarter in which they occur. The Company’s current estimate of its full year effective income tax rate before discrete period items is 24.5%, compared to 24.3% in 2023.
In the third quarter of 2023, the Internal Revenue Service (the “IRS”) issued a notice giving taxpayers temporary relief from the effects of certain U.S. tax regulations that were issued in December 2021, which place greater restrictions on foreign taxes that are creditable against U.S. taxes on foreign-source income. This notice allowed taxpayers to defer the application of these new regulations through the end of 2023. In December 2023, the IRS issued further guidance modifying this temporary relief period to the date that a notice or other guidance withdrawing or modifying the temporary relief is issued. The Company will recognize the impact, if any, in the period in which the temporary relief is withdrawn or modified.
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
On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was enacted, which among other things, implements a 15% minimum tax on book income of certain large corporations effective for years beginning after December 31, 2022. Based on the Company’s analysis, as well as guidance published by the IRS, the IRA, and in particular the 15% minimum tax, did not have an impact on the Company’s Consolidated Financial Statements. The Company will continue to evaluate the potential impact of this law as additional guidance and clarification becomes available.
Additionally, on December 15, 2022, the 27 member states of the European Union (“EU”) reached an agreement on a minimum level of taxation for certain large corporations to pay a minimum corporate tax rate of 15% in every jurisdiction in which they operate. This agreement, which is known as the Minimum Tax Directive (part of the “Pillar II Model Rules”), was supposed to be transposed into the laws of all EU member states by December 31, 2023. Most member states complied while some were granted extensions of time. In addition, many other jurisdictions outside the EU have also committed to implement this Directive while others have implemented a similar minimum tax regime consistent with the policy of the Pillar II Model Rules. This Directive does not have a material impact on the Company's Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

	Three Months Ended March 31,
	2024			2023
	Income Before Income Taxes	Provision For Income Taxes(1)	Effective Income Tax Rate(2)	Income Before Income Taxes	Provision For Income Taxes(1)	Effective Income Tax Rate(2)
As Reported GAAP	$967	$238	24.6%	$561	$147	26.2%
2022 Global Productivity Initiative	36	6	(0.3)	6	1	(0.1)
ERISA litigation matter	—	—	—	267	55	(1.8)
Product recall costs	—	—	—	25	6	—
Non-GAAP	$1,003	$244	24.3%	$859	$209	24.3%

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
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Net Income Attributable to Colgate-Palmolive Company and Earnings Per Share

Net income attributable to Colgate-Palmolive Company in the first quarter of 2024 increased to $683 from $372 in the first quarter of 2023, and Earnings per common share on a diluted basis increased to $0.83 per share in the first quarter of 2024 from $0.45 in the first quarter of 2023. Net Income attributable to Colgate-Palmolive Company in the first quarter of 2024 included charges resulting from the 2022 Global Productivity Initiative. Net Income attributable to Colgate-Palmolive Company in the first quarter of 2023 included charges resulting from the ERISA litigation matter, product recall costs and charges resulting from the 2022 Global Productivity Initiative.

Excluding the items described above in both periods, as applicable, Net income attributable to Colgate-Palmolive Company in the first quarter of 2024 increased 17% to $713 from $608 in the first quarter of 2023, and Earnings per common share on a diluted basis increased 18% to $0.86 in the first quarter of 2024 from $0.73 in the first quarter of 2023.

	Three Months Ended March 31, 2024
	Income Before Income Taxes	Provision For Income Taxes(1)	Net Income Including Noncontrolling Interests	Less: Income Attributable to Noncontrolling Interests	Net Income Attributable To Colgate-Palmolive Company	Diluted Earnings Per Share(2)
As Reported GAAP	$967	$238	$729	$46	$683	$0.83
2022 Global Productivity Initiative	36	6	30	—	30	0.03
Non-GAAP	$1,003	$244	$759	$46	$713	$0.86

	Three Months Ended March 31, 2023
	Income Before Income Taxes	Provision For Income Taxes(1)	Net Income Including Noncontrolling Interests	Less: Income Attributable to Noncontrolling Interests	Net Income Attributable To Colgate-Palmolive Company	Diluted Earnings Per Share(2)
As Reported GAAP	$561	$147	$414	$42	$372	$0.45
ERISA litigation matter	267	55	212	—	212	0.25
Product recall costs	25	6	19	—	19	0.02
2022 Global Productivity Initiative	6	1	5	—	5	0.01
Non-GAAP	$859	$209	$650	$42	$608	$0.73
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
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Net Sales and Operating Profit by Segment

Oral, Personal and Home Care

North America

	Three Months Ended March 31,
	2024	2023	Change
Net sales	$997	$958	4.0%
Operating profit	$222	$193	15%
% of Net sales	22.3%	20.1%	220	bps
Net sales in North America increased 4.0% in the first quarter of 2024 to $997, driven by volume growth of 2.9% and net selling price increases of 1.2%, while foreign exchange was flat. Organic sales in North America increased 4.0% in the first quarter of 2024. Organic sales growth was led by the United States.

The increase in organic sales in North America in the first quarter of 2024 versus the first quarter of 2023 was primarily due to increases in Oral Care and Home Care organic sales. The increase in Oral Care was primarily due to organic sales growth in the manual toothbrush category. The increase in Home Care was primarily due to organic sales growth in the surface cleaners category, partially offset by organic sales declines in the hand dish category.

Operating profit in North America increased 15% in the first quarter of 2024 to $222, or 220 bps to 22.3% as a percentage of Net sales. This increase in Operating profit as a percentage of Net sales was primarily due to an increase in Gross profit (260 bps) as a percentage of Net sales. This increase in Gross profit was primarily due to cost savings from the Company’s funding-the-growth initiatives (190 bps), higher pricing and lower raw and packaging material costs (30 bps).

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Latin America

	Three Months Ended March 31,
	2024	2023	Change
Net sales	$1,253	$1,075	16.5%
Operating profit	$405	$315	29%
% of Net sales	32.3%	29.3%	300	bps
Net sales in Latin America increased 16.5% in the first quarter of 2024 to $1,253, driven by volume growth of 6.2% and net selling price increases of 19.7%, partially offset by negative foreign exchange of 9.4%. Organic sales in Latin America increased 25.9% in the first quarter of 2024. Organic sales growth was led by Argentina, Mexico and Brazil.

The increase in organic sales in Latin America in the first quarter of 2024 versus the first quarter of 2023 was due to increases in Oral Care, Personal Care and Home Care organic sales. The increase in Oral Care was primarily due to organic sales growth in the toothpaste, manual toothbrush and mouthwash categories. The increase in Personal Care was primarily due to organic sales growth in the underarm protection and bar soap categories. The increase in Home Care was primarily due to organic sales growth in the surface cleaner, fabric softener and hand dish categories.

Operating profit in Latin America increased 29% in the first quarter of 2024 to $405, or 300 bps to 32.3% as a percentage of Net sales. This increase in Operating profit as a percentage of Net sales was primarily due to an increase in Gross profit (420 bps), partially offset by an increase in Other (income) expense, net (100 bps), both as a percentage of Net sales. This increase in Gross profit was due to higher pricing and cost savings from the Company’s funding-the-growth initiatives (230 bps), partially offset by significantly higher raw and packaging material costs (480 bps), which included foreign exchange transaction costs. This increase in Other (income) expense, net was primarily due to losses on investments.

Europe

	Three Months Ended March 31,
	2024	2023	Change
Net sales	$711	$650	9.5%
Operating profit	$144	$116	24%
% of Net sales	20.3%	17.8%	250	bps

Net sales in Europe increased 9.5% in the first quarter of 2024 to $711, driven by volume growth of 3.1%, net selling price increases of 4.1% and positive foreign exchange of 2.3%. Organic sales in Europe increased 7.2% in the first quarter of 2024. Organic sales growth was led by the United Kingdom, Germany and France.

The increase in organic sales in Europe in the first quarter of 2024 versus the first quarter of 2023 was primarily due to an increase in Oral Care organic sales. The increase in Oral Care was primarily due to organic sales growth in the toothpaste category.

Operating profit in Europe increased 24% in the first quarter of 2024 to $144, or 250 bps to 20.3% as a percentage of Net sales. This increase in Operating profit as a percentage of Net sales was due to an increase in Gross profit (340 bps), partially offset by an increase in Selling, general and administrative expenses (50 bps), both as a percentage of Net sales. This increase in Gross profit was due to cost savings from the Company’s funding-the-growth initiatives (270 bps), higher pricing and favorable mix (120 bps), partially offset by higher raw and packaging material costs (200 bps). This increase in Selling, general and administrative expenses was due to increased advertising investment (110 bps), partially offset by lower overhead expenses (60 bps).

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Asia Pacific

	Three Months Ended March 31,
	2024	2023	Change
Net sales	$727	$738	(1.5)%
Operating profit	$207	$202	2%
% of Net sales	28.5%	27.4%	110	bps
Net sales in Asia Pacific decreased 1.5% in the first quarter of 2024 to $727, driven by volume declines of 2.9% and negative foreign exchange of 3.0%, partially offset by net selling price increases of 4.4%. Organic sales in Asia Pacific increased 1.5% in the first quarter of 2024. Organic sales growth was led by India, the Philippines and Australia, partially offset by organic sales declines in the Greater China region.

The increase in organic sales in Asia Pacific in the first quarter of 2024 versus the first quarter of 2023 was primarily due to increases in Oral Care and Personal Care organic sales.

Operating profit in Asia Pacific increased 2% in the first quarter of 2024 to $207, or 110 bps to 28.5% as a percentage of Net sales. This increase in Operating profit as a percentage of Net sales was primarily due to an increase in Gross profit (160 bps), partially offset by an increase in Selling, general and administrative expenses (80 bps), both as a percentage of Net sales. This increase in Gross profit was primarily due to cost savings from the Company’s funding-the-growth initiatives (210 bps) and higher pricing, partially offset by higher raw and packaging material costs (190 bps). This increase in Selling, general and administrative expenses was due to increased advertising investment (80 bps).

Africa/Eurasia

	Three Months Ended March 31,
	2024	2023	Change
Net sales	$276	$288	(4.5)%
Operating profit	$66	$68	(3)%
% of Net sales	23.9%	23.6%	30	bps
Net sales in Africa/Eurasia decreased 4.5% in the first quarter of 2024 to $276, driven by negative foreign exchange of 20.7%, partially offset by volume growth of 3.9% and net selling price increases of 12.2%. Organic sales in Africa/Eurasia increased 16.2% in the first quarter of 2024. Organic sales growth was led by Türkiye and Nigeria.

The increase in organic sales in Africa/Eurasia in the first quarter of 2024 versus the first quarter of 2023 was primarily due to an increase in Oral Care organic sales. The increase in Oral Care was primarily due to organic sales growth in the toothpaste category.

Operating profit in Africa/Eurasia decreased 3% in the first quarter of 2024 to $66, while as a percentage of Net sales it increased 30 bps to 23.9%. This increase in Operating profit as a percentage of Net sales was primarily due to an increase in Gross profit (210 bps), partially offset by an increase in Selling, general and administrative expenses (80 bps), both as a percentage of Net sales. This increase in Gross profit was primarily due to higher pricing, cost savings from the Company’s funding-the-growth initiatives (320 bps) and favorable mix (80 bps), partially offset by significantly higher raw and packaging material costs (590 bps), which included foreign exchange transaction costs. This increase in Selling, general and administrative expense was primarily due to higher overhead expenses (130 bps), partially offset by decreased advertising investment (50 bps).

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Hill’s Pet Nutrition

	Three Months Ended March 31,
	2024	2023	Change
Net sales	$1,102	$1,061	3.9%
Operating profit	$199	$183	9%
% of Net sales	18.0%	17.2%	80	bps
Net sales for Hill’s Pet Nutrition increased 3.9% in the first quarter of 2024 to $1,102, driven by net selling price increases of 8.2%, partially offset by volume declines of 3.9% and negative foreign exchange of 0.3%. Organic sales in Hill’s Pet Nutrition increased 4.2% in the first quarter of 2024. Organic sales growth was led by the United States and Europe.

The increase in organic sales in the first quarter of 2024 was primarily due to organic sales growth in the wellness and therapeutic categories.

Operating profit in Hill’s Pet Nutrition increased 9% in the first quarter of 2024 to $199, or 80 bps to 18.0%. This increase in Operating profit as a percentage of Net sales was primarily due to an increase in Gross profit (390 bps), partially offset by an increase in Selling, general and administrative expenses (240 bps), both as a percentage of Net sales. This increase in Gross profit was due to higher pricing and cost savings from the Company’s funding-the-growth initiatives (310 bps), partially offset by significantly higher raw and packaging material costs (310 bps). This increase in Selling, general and administrative expense was largely due to increased advertising investment (220 bps).

Corporate

	Three Months Ended March 31,
	2024	2023	Change
Operating profit (loss)	$(196)	$(168)	17%
Operating profit (loss) related to Corporate was $(196) in the first quarter of 2024 as compared to $(168) in the first quarter of 2023. In the first quarter of 2024, Corporate Operating profit (loss) included charges of $36 resulting from the 2022 Global Productivity Initiative.
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

Implementation of the 2022 Global Productivity Initiative, which is expected to be substantially completed by mid-year 2024, is estimated to result in cumulative pre-tax charges, once all phases are approved and implemented, in the range of $200 to $240 ($170 to $200 aftertax), which is currently estimated to be comprised of the following: employee-related costs, including severance, pension and other termination benefits (80%); asset-related costs, primarily accelerated depreciation and asset write-downs (10%); and other charges (10%), which include contract termination costs, consisting primarily of implementation-related charges resulting directly from exit activities and the implementation of new strategies. It is estimated that approximately 80% to 90% of the charges will result in cash expenditures. Annualized pre-tax savings are projected to be in the range of $90 to $110 ($70 to $85 aftertax), once all projects are approved and implemented. Savings achieved since the implementation of the 2022 Global Productivity Initiative were approximately $107 pretax ($84 aftertax).

It is expected that the cumulative pretax charges, once all projects are approved and implemented, will relate to initiatives undertaken in North America (5%), Latin America (10%), Europe (45%), Asia Pacific (5%), Africa/Eurasia (10%), Hill’s Pet Nutrition (10%) and Corporate (15%).

For the three months ended March 31, 2024, charges resulting from the 2022 Global Productivity Initiative were $36 pretax ($30 aftertax). For the three months ended March 31, 2023, charges resulting from the 2022 Global Productivity Initiative were $6 pretax ($5 aftertax).

	Three Months Ended March 31,
	2024	2023
Selling, general and administrative expenses	$1	$—
Other (income) expense, net	35	5
Non-service related postretirement costs	—	1
Total 2022 Global Productivity Initiative charges, pretax	$36	$6

Total 2022 Global Productivity Initiative charges, aftertax	$30	$5

Restructuring and related implementation charges are recorded in the Corporate segment as these initiatives are predominantly centrally directed and controlled and are not included in internal measures of segment operating performance.

Total charges incurred for the 2022 Global Productivity Initiative relate to initiatives undertaken by the following reportable operating segments and Corporate:

	Three Months Ended March 31,		Program-to-date Accumulated Charges
	2024	2023
North America	—%	7%	9%
Latin America	—%	11%	11%
Europe	85%	15%	32%
Asia Pacific	—%	6%	9%
Africa/Eurasia	1%	13%	8%
Hill’s Pet Nutrition	14%	16%	14%
Corporate	—%	32%	17%
Total	100%	100%	100%

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Since the inception of the 2022 Global Productivity Initiative, the Company has incurred cumulative pretax charges of $178 ($142 aftertax) in connection with the implementation of various projects as follows:

Cumulative Charges
as of March 31, 2024
Employee-Related Costs	$160
Asset Impairments	1
Other	17
Total	$178

The following table summarizes the activity for the restructuring and related implementation charges discussed above and the related accruals:

	Three Months Ended March 31, 2024
	Employee-Related Costs	Incremental Depreciation	Asset Impairments	Other	Total
Balance at December 31, 2023	$10	$—	$—	$1	$11
Charges	34	—	—	2	36
Cash Payments	(5)	—	—	(1)	(6)
Charges against assets	—	—	—	—	—
Foreign exchange	—	—	—	—	—
Balance at March 31, 2024	$39	$—	$—	$2	$41

Employee-Related Costs primarily include severance and other termination benefits and are calculated based on long-standing benefit practices, written severance policies, local statutory requirements and, in certain cases, voluntary termination arrangements. Employee-Related Costs also include pension enhancements, which are reflected as Charges against assets within Employee-Related Costs in the preceding table, as the corresponding balance sheet amounts are reflected as a reduction of pension assets or an increase in pension liabilities. For the three months ended March 31, 2024, there were no pension enhancements included in Charges against assets within Employee-Related Costs.

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

Net sales growth (GAAP) and organic sales growth (Net sales growth excluding the impact of foreign exchange, acquisitions and divestments) (non-GAAP) are discussed in this Quarterly Report on Form 10-Q. Management believes the organic sales growth measure provides investors and analysts with useful supplemental information regarding the Company’s underlying sales trends by presenting sales growth excluding the external factor of foreign exchange, as well as the impact of acquisitions and divestments, as applicable. A reconciliation of organic sales growth to Net sales growth for the three months ended March 31, 2024 is provided below.

Selling, general and administrative expenses, Other (income) expense, net, Operating profit, Operating profit margin, Non-service related postretirement costs, Effective income tax rate, Net income attributable to Colgate-Palmolive Company and Earnings per share on a diluted basis are discussed in this Quarterly Report on Form 10-Q both on a GAAP basis and excluding, as applicable, charges resulting from the ERISA litigation matter, the 2022 Global Productivity Initiative and product recall costs. These non-GAAP financial measures exclude items that, either by their nature or amount, management would not expect to occur as part of the Company’s normal business on a regular basis, such as restructuring charges, charges for certain litigation and tax matters, acquisition-related costs, gains and losses from certain divestitures and certain other unusual, non-recurring items. Investors and analysts use these financial measures in assessing the Company’s business performance, and management believes that presenting these financial measures on a non-GAAP basis provides them with useful supplemental information to enhance their understanding of the Company’s underlying business performance and trends. These non-GAAP financial measures also enhance the ability to compare period-to-period financial results. A reconciliation of each of these non-GAAP financial measures to the most directly comparable GAAP financial measures for the three months ended March 31, 2024 and 2023 is presented within the applicable section of Results of Operations.

The following tables provide a quantitative reconciliation of Net sales growth to organic sales growth for the three months ended March 31, 2024:

Three Months Ended March 31, 2024	Net Sales Growth (GAAP)	Foreign Exchange Impact	Acquisitions and Divestments Impact	Organic Sales Growth (Non-GAAP)
Oral, Personal and Home Care
North America	4.0%	—%	—%	4.0%
Latin America	16.5%	(9.4)%	—%	25.9%
Europe	9.5%	2.3%	—%	7.2%
Asia Pacific	(1.5)%	(3.0)%	—%	1.5%
Africa/Eurasia	(4.5)%	(20.7)%	—%	16.2%
Total Oral, Personal and Home Care	6.8%	(4.5)%	—%	11.4%
Pet Nutrition	3.9%	(0.3)%	—%	4.2%
Total Company	6.2%	(3.6)%	—%	9.8%
Note: Table may not sum due to rounding.

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

Cash Flow

Net cash provided by operations decreased 7% to $681 in the first three months of 2024, compared to $735 in the first three months of 2023, primarily due to an increase in receivables, partially offset by higher net income. The Company’s working capital was (2.2%) as a percentage of Net sales as of March 31, 2024 as compared to (0.4%) as of March 31, 2023. The Company defines working capital as the difference between current assets (excluding Cash and cash equivalents and marketable securities, the latter of which is reported in Other current assets) and current liabilities (excluding short-term debt).

Investing activities used $193 of cash in the first three months of 2024, compared to $264 in the first three months of 2023.

Capital expenditures were $126 in the first three months of 2024 compared to $163 in the first three months of 2023. Capital expenditures for 2024 are expected to be approximately 3.0% of Net sales. The Company continues to focus its capital spending on projects that are expected to yield high aftertax returns.

Financing activities used $361 of cash during the first three months of 2024, compared to $375 used in the first three months of 2023.

Long-term debt, including the current portion, decreased to $8,171 as of March 31, 2024, as compared to $8,239 as of December 31, 2023 and total debt was $8,689 as of March 31, 2024, compared to $8,549 as of December 31, 2023. During the first quarter of 2024, the Company redeemed at maturity $500 of ten-year Medium-Term Notes with a fixed coupon of 3.25%. The redemption was financed with commercial paper borrowings.

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

Domestic and foreign commercial paper outstanding was $1,599 and $906 as of March 31, 2024 and December 31, 2023, respectively. The average daily balances outstanding for commercial paper in the first three months of 2024 and 2023 were $1,383 and $2,090, respectively. The Company classifies commercial paper and certain current maturities of notes payable as long-term debt when it has the intent and ability to refinance such obligations on a long-term basis, including, if necessary, by utilizing its unused lines of credit or by issuing long-term debt pursuant to an effective shelf registration statement.

Certain of the agreements with respect to the Company’s bank borrowings contain financial and other covenants as well as cross-default provisions. Noncompliance with these requirements could ultimately result in the acceleration of amounts owed. The Company is in full compliance with all such requirements and believes the likelihood of noncompliance is remote. Refer to Note 6, Long Term Debt and Credit Facilities to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 for further information about the Company’s long-term debt and credit facilities.

In the first quarter of 2024, the Company increased the quarterly common stock dividend to $0.50 per share from $0.48 per share previously, effective in the second quarter of 2024.

Cash and cash equivalents increased $113 during the first three months of 2024 to $1,079 at March 31, 2024, compared to $966 at December 31, 2023, the majority of which ($1,010 and $922, respectively) was held by the Company’s foreign subsidiaries.

For additional information regarding liquidity and capital resources, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Goodwill and Intangible Assets

As of the date of the annual goodwill and indefinite-lived impairment test, the fair value of the Filorga reporting unit and one of the Company’s indefinite-lived trademarks continue to approximate their carrying value.

Given the inherent uncertainties of estimating the future cash flows, the impact of interest rates and inflation on macroeconomic conditions, actual results may differ from management's current estimates which could potentially result in impairment charges in future periods.

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

Cautionary Statement on Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the SEC in its rules, regulations and releases that set forth anticipated results based on management’s current plans and assumptions. Such statements may relate, for example, to sales or volume growth, net selling price increases, organic sales growth, profit or profit margin levels, earnings per share levels, financial goals, the impact of foreign exchange, the impact of geopolitical conflicts and tensions, such as the war in Ukraine, the Israel-Hamas war and tensions between China and Taiwan, cost-reduction plans (including the 2022 Global Productivity Initiative), tax rates, interest rates, new product introductions, digital capabilities, commercial investment levels, acquisitions, divestitures, share repurchases or legal or tax proceedings, among other matters. These statements are made on the basis of the Company’s views and assumptions as of this time and the Company undertakes no obligation to update these statements whether as a result of new information, future events or otherwise, except as required by law or by the rules and regulations of the SEC. Moreover, the Company does not, nor does any other person, assume responsibility for the accuracy and completeness of those statements. The Company cautions investors that any such forward-looking statements are not guarantees of future performance and that actual events or results may differ materially from those statements. Actual events or results may differ materially because of factors that affect international businesses and global economic conditions, as well as matters specific to the Company and the markets it serves, including the uncertain macroeconomic and political environment in different countries, including as a result of inflation and rising interest rates, and its effect on consumer confidence and spending, foreign currency rate fluctuations, exchange controls, import restrictions, tariffs, sanctions, price or profit controls, labor relations, changes in foreign or domestic laws, or regulations or their interpretation, political and fiscal developments, including changes in trade, tax and immigration policies, increased competition and evolving competitive practices (including from the growth of eCommerce and the entry of new competitors and business models), the ability to operate and respond effectively during a pandemic, epidemic or widespread public health concern, the ability to manage disruptions in our global supply chain and/or key office facilities, the ability to manage the availability and cost of raw and packaging materials and logistics costs, the ability to maintain or increase selling prices as needed, changes in the policies of retail trade customers, the emergence of alternative retail channels, the growth of eCommerce and the rapidly changing retail landscape (as consumers increasingly shop online and through mobile applications), the ability to develop innovative new products, the ability to continue lowering costs and operate in an agile manner, the ability to maintain the security of our information and operational technology systems from a cybersecurity incident or data breach, the ability to address the effects of climate change and achieve our sustainability and social impact goals, the ability to complete acquisitions and divestitures as planned, the ability to successfully integrate acquired businesses, the ability to attract and retain key employees and integrate DE&I initiatives across our organization, the uncertainty of the outcome of legal proceedings, whether or not the Company believes they have merit, and the ability to address uncertain or unfavorable global economic conditions, including inflation, disruptions in the credit markets and tax matters. For information about these and other factors that could impact the Company’s business and cause actual results to differ materially from forward-looking statements, refer to the Company’s filings with the SEC (including, but not limited to, the information set forth under the captions “Risk Factors” and “Cautionary Statement on Forward-Looking Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 and subsequent filings with the SEC).

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Quantitative and Qualitative Disclosures about Market Risk

There is no material change in the information reported under Part II, Item 7, “Managing Foreign Currency, Interest Rate, Commodity Price and Credit Risk Exposure” contained in our Annual Report on Form 10-K for the year ended December 31, 2023.

COLGATE-PALMOLIVE COMPANY

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chairman of the Board, President and Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2024 (the “Evaluation”). Based upon the Evaluation, the Company’s Chairman of the Board, President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) are effective.

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

COLGATE-PALMOLIVE COMPANY

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

For information regarding legal matters, refer to Note 9, Contingencies to the Condensed Consolidated Financial Statements contained in Part I of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A.    Risk Factors

There have been no material changes from the risk factors disclosed in “Risk Factors” in Part 1, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

The following table shows the stock repurchase activity for the three months in the quarter ended March 31, 2024:

Month	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(3) (in millions)
January 1 through 31, 2024	758,588	$81.42	758,419	$2,817
February 1 through 29, 2024	2,672,962	$84.57	2,517,117	$2,604
March 1 through 31, 2024	2,833,323	$88.42	2,830,000	$2,354
Total	6,264,873	$85.93	6,105,536

(1) Includes share repurchases under the 2022 Program and those associated with certain employee elections under the Company’s compensation and benefit programs.
(2) The difference between the total number of shares purchased and the total number of shares purchased as part of publicly announced plans or programs is 159,337 shares, which represents shares deemed surrendered to the Company to satisfy certain employee elections under the Company’s compensation and benefit programs.
(3) Includes approximate dollar value of shares that were available to be purchased under the publicly announced plans or programs that were in effect as of March 31, 2024.

COLGATE-PALMOLIVE COMPANY

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not Applicable.

Item 5.    Other Information

(c) Trading Plans

During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

COLGATE-PALMOLIVE COMPANY

Item 6.    Exhibits

Exhibit No.	Description
10-A	Form of Performance Stock Unit Award Agreement for the 2024-2026 Performance Cycle * **

31-A	Certificate of the Chairman of the Board, President and Chief Executive Officer of Colgate-Palmolive Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.**

31-B	Certificate of the Chief Financial Officer of Colgate-Palmolive Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.**

32
Certificate of the Chairman of the Board, President and Chief Executive Officer and the Chief Financial Officer of Colgate-Palmolive Company pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350.***

101
The following materials from Colgate-Palmolive Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2024, formatted in Inline eXtensible Business Reporting Language (Inline XBRL): (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Changes in Shareholders’ Equity; and (vi) Notes to Condensed Consolidated Financial Statements.

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

COLGATE-PALMOLIVE COMPANY
(Registrant)

Principal Executive Officer:

April 26, 2024	/s/ Noel R. Wallace
Noel R. Wallace
Chairman of the Board, President and Chief Executive Officer

Principal Financial Officer:

April 26, 2024	/s/ Stanley J. Sutula III
Stanley J. Sutula III
Chief Financial Officer

Principal Accounting Officer:

April 26, 2024	/s/ Gregory O. Malcolm
Gregory O. Malcolm
Executive Vice President and Controller