Form 10-Q
period 2024-06-30
COLGATE PALMOLIVE CO
filed 2024-07-26
CIK 21665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________
FORM 10-Q
________________________
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding	Date
Common stock, $1.00 par value	817,087,145	June 30, 2024

PART I.    FINANCIAL INFORMATION

COLGATE-PALMOLIVE COMPANY
Condensed Consolidated Statements of Income
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net sales	$5,058	$4,822	$10,124	$9,592
Cost of sales	1,992	2,035	4,019	4,093
Gross profit	3,066	2,787	6,105	5,499
Selling, general and administrative expenses	1,939	1,768	3,855	3,526
Other (income) expense, net	35	45	111	90
Operating profit	1,092	974	2,139	1,883
Non-service related postretirement costs	22	29	44	323
Interest (income) expense, net	60	58	118	112
Income before income taxes	1,010	887	1,977	1,448
Provision for income taxes	243	353	482	500
Net income including noncontrolling interests	767	534	1,495	948
Less: Net income attributable to noncontrolling interests	36	32	81	74
Net income attributable to Colgate-Palmolive Company	$731	$502	$1,414	$874

Earnings per common share, basic	$0.89	$0.61	$1.72	$1.05

Earnings per common share, diluted	$0.89	$0.60	$1.71	$1.05

See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Condensed Consolidated Statements of Comprehensive Income
(Dollars in Millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net income including noncontrolling interests	$767	$534	$1,495	$948
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	(118)	27	(212)	70
Retirement plans and other retiree benefit adjustments	6	6	11	13
Gains (losses) on cash flow hedges	2	(10)	2	(4)
Total Other comprehensive income (loss), net of tax	(110)	23	(199)	79
Total Comprehensive income including noncontrolling interests	657	557	1,296	1,027
Less: Net income attributable to noncontrolling interests	36	32	81	74
Less: Cumulative translation adjustments attributable to noncontrolling interests	(1)	(25)	(8)	(41)
Total Comprehensive income attributable to noncontrolling interests	35	7	73	33
Total Comprehensive income attributable to Colgate-Palmolive Company	$622	$550	$1,223	$994
See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Condensed Consolidated Balance Sheets
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

	June 30, 2024	December 31, 2023
Assets
Current Assets
Cash and cash equivalents	$1,110	$966
Receivables (net of allowances of $84 and $80, respectively)	1,825	1,586
Inventories	1,922	1,934
Other current assets	789	793
Total current assets	5,646	5,279
Property, plant and equipment:
Cost	10,167	10,286
Less: Accumulated depreciation	(5,775)	(5,704)
	4,392	4,582
Goodwill	3,320	3,410
Other intangible assets, net	1,814	1,887
Deferred income taxes	214	214
Other assets	1,094	1,021
Total assets	$16,480	$16,393
Liabilities and Shareholders’ Equity
Current Liabilities
Notes and loans payable	$509	$310
Current portion of long-term debt	21	20
Accounts payable	1,557	1,698
Accrued income taxes	399	336
Other accruals	2,864	2,377
Total current liabilities	5,350	4,741
Long-term debt	8,146	8,219
Deferred income taxes	355	361
Other liabilities	2,147	2,115
Total liabilities	15,998	15,436
Shareholders’ Equity
Common stock, $1 par value (2,000,000,000 shares authorized, 1,465,706,360 shares issued)	1,466	1,466
Additional paid-in capital	4,035	3,808
Retained earnings	25,486	25,289
Accumulated other comprehensive income (loss)	(4,128)	(3,937)
Treasury stock, at cost	(26,736)	(26,017)
Total Colgate-Palmolive Company shareholders’ equity	123	609
Noncontrolling interests	359	348
Total equity	482	957
Total liabilities and equity	$16,480	$16,393
See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Condensed Consolidated Statements of Cash Flows
(Dollars in Millions)
(Unaudited)

	Six Months Ended
	June 30,
	2024	2023
Operating Activities
Net income including noncontrolling interests	$1,495	$948
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operations:
Depreciation and amortization	307	273
ERISA litigation matter	—	267
Restructuring and termination benefits, net of cash	48	(8)
Stock-based compensation expense	43	37
Deferred income taxes	(92)	(156)
Cash effects of changes in:
Receivables	(309)	(112)
Inventories	(17)	54
Accounts payable and other accruals	194	153
Other non-current assets and liabilities	2	1
Net cash provided by (used in) operations	1,671	1,457
Investing Activities
Capital expenditures	(243)	(347)
Purchases of marketable securities and investments	(243)	(225)
Proceeds from sale of marketable securities and investments	178	146
Other investing activities	4	(12)
Net cash provided by (used in) investing activities	(304)	(438)
Financing Activities
Short-term borrowing (repayment) less than 90 days, net	736	(415)
Principal payments of debt	(500)	(903)
Proceeds from issuance of debt	2	1,497
Dividends paid	(867)	(847)
Purchases of treasury shares	(989)	(551)
Proceeds from exercise of stock options	455	259
Other financing activities	(43)	5
Net cash provided by (used in) financing activities	(1,206)	(955)
Effect of exchange rate changes on Cash and cash equivalents	(17)	(20)
Net increase (decrease) in Cash and cash equivalents	144	44
Cash and cash equivalents at beginning of the period	966	775
Cash and cash equivalents at end of the period	$1,110	$819
Supplemental Cash Flow Information
Income taxes paid	$505	$450
Interest paid	$161	$129
See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in Millions)
(Unaudited)

Three Months Ended June 30, 2024
	Colgate-Palmolive Company Shareholders’ Equity
	Common Stock	Additional Paid-in Capital	Unearned Compensation	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)(1)	Noncontrolling Interests
Balance, March 31, 2024	$1,466	$3,962	$—	$(26,343)	$25,164	$(4,019)	$387
Net income	—	—	—	—	731	—	36
Other comprehensive income (loss), net of tax	—	—	—	—	—	(109)	(1)
Dividends ($0.50 per share)	—	—	—	—	(409)	—	(63)
Stock-based compensation expense	—	24	—	—	—	—	—
Shares issued for stock options	—	48	—	87	—	—	—
Shares issued for restricted stock units	—	(1)	—	1	—	—	—
Treasury stock acquired	—	—	—	(480)	—	—	—
Other	—	2	—	(1)	—	—	—
Balance, June 30, 2024	$1,466	$4,035	$—	$(26,736)	$25,486	$(4,128)	$359

Three Months Ended June 30, 2023
	Colgate-Palmolive Company Shareholders’ Equity
	Common Stock	Additional Paid-in Capital	Unearned Compensation	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)(1)	Noncontrolling Interests
Balance, March 31, 2023	$1,466	$3,603	$—	$(25,245)	$24,153	$(3,983)	$431
Net income	—	—	—	—	502	—	32
Other comprehensive income (loss), net of tax	—	—	—	—	—	48	(25)
Dividends ($0.48 per share)	—	—	—	—	(397)	—	(59)
Stock-based compensation expense	—	23	—	—	—	—	—
Shares issued for stock options	—	62	—	77	—	—	—
Shares issued for restricted stock units	—	(1)	—	1	—	—	—
Treasury stock acquired	—	—	—	(371)	—	—	—
Other	—	1	—	(3)	—	—	—
Balance, June 30, 2023	$1,466	$3,688	$—	$(25,541)	$24,258	$(3,935)	$379
(1) Accumulated other comprehensive income (loss) includes cumulative translation losses of $3,555 at June 30, 2024 ($3,381 at June 30, 2023) and $3,438 at March 31, 2024 ($3,431 at March 31, 2023), respectively, and unrecognized retirement plan and other retiree benefits costs of $636 at June 30, 2024 ($618 at June 30, 2023) and $643 at March 31, 2024 ($624 at March 31, 2023), respectively.

See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in Millions)
(Unaudited)

Six Months Ended June 30, 2024
	Colgate-Palmolive Company Shareholders’ Equity
	Common Stock	Additional Paid-in Capital	Unearned Compensation	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)(1)	Noncontrolling Interests
Balance, December 31, 2023	$1,466	$3,808	$—	$(26,017)	$25,289	$(3,937)	$348
Net income	—	—	—	—	1,414	—	81
Other comprehensive income (loss), net of tax	—	—	—	—	—	(191)	(8)
Dividends ($1.48 per share)*	—	—	—	—	(1,217)	—	(63)
Stock-based compensation expense	—	43	—	—	—	—	—
Shares issued for stock options	—	202	—	250	—	—	—
Shares issued for restricted stock units	—	(22)	—	22	—	—	—
Treasury stock acquired	—	—	—	(989)	—	—	—
Other	—	4	—	(2)	—	—	1
Balance, June 30, 2024	$1,466	$4,035	$—	$(26,736)	$25,486	$(4,128)	$359

Six Months Ended June 30, 2023
	Colgate-Palmolive Company Shareholders’ Equity
	Common Stock	Additional Paid-in Capital	Unearned Compensation	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)(1)	Noncontrolling Interests
Balance, December 31, 2022	$1,466	$3,546	$(1)	$(25,128)	$24,573	$(4,055)	$405
Net income	—	—	—	—	874	—	74
Other comprehensive income (loss), net of tax	—	—	—	—	—	120	(41)
Dividends ($1.43 per share)*	—	—	—	—	(1,189)	—	(59)
Stock-based compensation expense	—	37	—	—	—	—	—
Shares issued for stock options	—	116	—	127	—	—	—
Shares issued for restricted stock units	—	(14)	—	14	—	—	—
Treasury stock acquired	—	—	—	(551)	—	—	—
Other	—	3	1	(3)	—	—	—
Balance, June 30, 2023	$1,466	$3,688	$—	$(25,541)	$24,258	$(3,935)	$379
(1) Accumulated other comprehensive income (loss) includes cumulative translation losses of $3,555 at June 30, 2024 ($3,381 at June 30, 2023) and $3,351 at December 31, 2023 ($3,491 at December 31, 2022), respectively, and unrecognized retirement plan and other retiree benefits costs of $636 at June 30, 2024 ($618 at June 30, 2023) and $647 at December 31, 2023 ($631 at December 31, 2022), respectively.
* Two dividends were declared in each of the first quarters of 2024 and 2023.

See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

1.    Basis of Presentation

The Condensed Consolidated Financial Statements reflect all normal recurring adjustments which, in management’s opinion, are necessary for a fair statement of the results for interim periods. Results of operations for interim periods may not be representative of results to be expected for a full year. Note that certain columns and rows may not sum due to rounding. Colgate-Palmolive Company (together with its subsidiaries, the “Company” or “Colgate”) reclassifies certain prior year amounts, as applicable, to conform to the current year presentation.

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

3.    Recent Accounting Pronouncements and Disclosure Rules

In March 2024, the SEC finalized rules intended to enhance and standardize climate-related disclosures in registrants’ registration statements and Annual Reports on Form 10-K. The new rules would require climate-related disclosures, including as they relate to governance, strategy, risk management, targets and goals and greenhouse gas emissions. In addition, the rules would require certain climate-related disclosures as it relates to severe weather events and other natural conditions and carbon offsets and renewable energy credits. In April 2024, the SEC voluntarily stayed the rules due to pending judicial review. As these rules only impact disclosures, they will not have a material impact on the Company’s Consolidated Financial Statements.

In December 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This ASU improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation, and income taxes paid disaggregated by jurisdiction. This guidance is effective for the Company for fiscal years beginning after December 15, 2024. As this accounting standard only impacts disclosures, it will not have a material impact on the Company’s Consolidated Financial Statements.

In December 2023, the FASB issued ASU No. 2023-08, “Intangibles-Goodwill and Other-Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets.” This ASU improves the accounting for certain crypto assets by requiring companies to measure them at fair value for each reporting period with changes in fair value recognized in net income. This guidance is effective for the Company for fiscal years beginning after December 15, 2024 and is not expected to have an impact on the Company’s Consolidated Financial Statements.

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” This ASU modified the disclosure and presentation requirements primarily through enhanced disclosures of significant segment expenses and other segment items. This guidance is effective for the Company for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. As this accounting standard only impacts disclosures, it will not have a material impact on the Company’s Consolidated Financial Statements.

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

4.    Restructuring and Related Implementation Charges

On January 27, 2022, the Company’s Board of Directors (the “Board”) approved a targeted productivity program (the “2022 Global Productivity Initiative”). Substantially all initiatives under the program have been implemented as of the second quarter of 2024 and the Company expects to incur the remaining charges in the second half of 2024. The 2022 Global Productivity Initiative resulted in the reallocation of resources towards the Company’s strategic priorities and faster growth businesses, efficiencies in the Company’s operations and the streamlining of its supply chain to reduce structural costs.

Total pretax charges from the implementation of the 2022 Global Productivity Initiative are now expected to be approximately $225 ($180 aftertax), once all the charges are recorded, which is now estimated to be comprised of the following categories: employee-related costs, including severance, pension and other termination benefits (80%); asset-related costs, primarily accelerated depreciation and asset write-downs (5%); and other charges (15%), which include contract termination costs, consisting primarily of implementation-related charges resulting directly from exit activities and the implementation of new strategies. It is now estimated that approximately 80% of the charges will result in cash expenditures.

It is now expected that the cumulative pretax charges, once all charges are recorded, will relate to initiatives undertaken in North America (10%), Latin America (10%), Europe (45%), Asia Pacific (5%), Africa/Eurasia (5%), Hill’s Pet Nutrition (10%) and Corporate (15%).

For the three months ended June 30, 2024, charges resulting from the 2022 Global Productivity Initiative were $27 pretax ($23 aftertax). For the three months ended June 30, 2023, charges resulting from the 2022 Global Productivity Initiative were $21 pretax ($16 aftertax).

For the six months ended June 30, 2024 and June 30, 2023, charges resulting from the 2022 Global Productivity Initiative are reflected in the income statement as follows:

	Six Months Ended June 30,
	2024	2023
Gross Profit	$9	$—
Selling, general and administrative expenses	3	2
Other (income) expense, net	51	21
Non-service related postretirement costs	—	4
Total 2022 Global Productivity Initiative charges, pretax	$63	$27

Total 2022 Global Productivity Initiative charges, aftertax	$53	$21

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

Total charges incurred for the 2022 Global Productivity Initiative relate to initiatives undertaken by the following reportable operating segments and Corporate:

	Six Months Ended June 30,		Program-to-date Accumulated Charges
	2024	2023
North America	—%	14%	8%
Latin America	—%	2%	9%
Europe	90%	26%	41%
Asia Pacific	—%	22%	8%
Africa/Eurasia	1%	2%	7%
Hill's Pet Nutrition	8%	15%	12%
Corporate	1%	19%	15%
Total	100%	100%	100%

Since the inception of the 2022 Global Productivity Initiative, the Company has incurred cumulative pretax charges of $205 ($165 aftertax) in connection with the implementation of various projects as follows:

Cumulative Charges
as of June 30, 2024
Employee-Related Costs	$175
Incremental Depreciation	7
Asset Impairments	1
Other	22
Total	$205

The following table summarizes the activity for the restructuring and related implementation charges discussed above and the related accruals:

	Six Months Ended June 30, 2024
	Employee-Related Costs	Incremental Depreciation	Asset Impairments	Other	Total
Balance at December 31, 2023	$10	$—	$—	$1	$11
Charges	49	7	—	7	63
Cash Payments	(10)	—	—	(5)	(15)
Charges against assets	—	(7)	—	—	(7)
Foreign exchange	(1)	—	—	—	(1)
Balance at June 30, 2024	$48	$—	$—	$3	$51

Employee-Related Costs primarily include severance and other termination benefits and are calculated based on long-standing benefit practices, written severance policies, local statutory requirements and, in certain cases, voluntary termination arrangements. Employee-Related Costs also include pension enhancements which are reflected as Charges against assets within Employee-Related Costs in the preceding table as the corresponding balance sheet amounts are

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

reflected as a reduction of pension assets or an increase in pension liabilities. For the six months ended June 30, 2024, there were no pension enhancements included in Charges against assets within Employee-Related Costs.

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

5.    Inventories

Inventories by major class were as follows:

	June 30, 2024	December 31, 2023
Raw materials and supplies	$613	$606
Work-in-process	43	46
Finished goods	1,398	1,411
Total Inventories, net	$2,054	$2,063
Non-current inventory, net	$(132)	$(129)
Current Inventories, net	$1,922	$1,934

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

6.    Earnings Per Share

For the three months ended June 30, 2024 and 2023, earnings per share were as follows:

	Three Months Ended
	June 30, 2024			June 30, 2023
	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share
Basic EPS	$731	819.7	$0.89	$502	829.4	$0.61
Stock options and restricted stock units		4.0			1.9
Diluted EPS	$731	823.7	$0.89	$502	831.3	$0.60

For the three months ended June 30, 2024 and 2023, the average number of stock options and restricted stock units that were anti-dilutive and not included in diluted earnings per share calculations were 14,865 and 6,268,944, respectively.
For the six months ended June 30, 2024 and 2023, earnings per share were as follows:

	Six Months Ended
	June 30, 2024			June 30, 2023
	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share
Basic EPS	$1,414	821.3	$1.72	$874	830.4	$1.05
Stock options and restricted stock units		3.6			1.7
Diluted EPS	$1,414	824.9	$1.71	$874	832.1	$1.05
For the six months ended June 30, 2024 and 2023, the average number of stock options and restricted stock units that were anti-dilutive and not included in diluted earnings per share calculations were 23,044 and 13,482,312, respectively.
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

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

7.    Other Comprehensive Income (Loss)

Additions to and reclassifications out of Accumulated other comprehensive income (loss) attributable to the Company for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cumulative translation adjustments, pre-tax	$(94)	$57	$(165)	$106
Tax amounts	(23)	(5)	(39)	5
Cumulative translation adjustments, net of tax	(117)	52	(204)	111
Pension and other benefits:
Net actuarial gain (loss), prior service costs and settlements during the period	—	(1)	(1)	—
Amortization of net actuarial loss, transition and prior service costs(1)	6	8	15	16
Retirement Plan and other retiree benefit adjustments, pre-tax	6	7	14	16
Tax amounts	—	(1)	(3)	(3)
Retirement Plan and other retiree benefit adjustments, net of tax	6	6	11	13
Cash flow hedges:
Unrealized gains (losses) on cash flow hedges	1	(17)	1	—
Reclassification of (gains) losses into net earnings on cash flow hedges(2)	1	3	1	(6)
Gains (losses) on cash flow hedges, pre-tax	2	(14)	2	(6)
Tax amounts	—	4	—	2
Gains (losses) on cash flow hedges, net of tax	2	(10)	2	(4)
Total Other comprehensive income (loss), net of tax	$(109)	$48	$(191)	$120
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

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

8.    Retirement Plans and Other Retiree Benefits

Components of Net periodic benefit cost for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30,
	Pension Benefits				Other Retiree Benefits
	United States		International
	2024	2023	2024	2023	2024	2023
Service cost	$—	$—	$5	$3	$2	$2
Interest cost	24	25	7	8	11	11
Expected return on plan assets	(20)	(21)	(6)	(5)	—	—
Amortization of actuarial loss (gain)	11	11	—	1	(5)	(4)
Net periodic benefit cost	$15	$15	$6	$7	$8	$9
Other postretirement charges	—	3	—	—	—	—
Total pension cost	$15	$18	$6	$7	$8	$9

	Six Months Ended June 30,
	Pension Benefits				Other Retiree Benefits
	United States		International
	2024	2023	2024	2023	2024	2023
Service cost	$—	$—	$8	$6	$4	$4
Interest cost	47	48	15	16	19	22
Expected return on plan assets	(39)	(41)	(13)	(9)	—	—
Amortization of actuarial loss (gain)	21	22	2	2	(8)	(8)
Net periodic benefit cost	$29	$29	$12	$15	$15	$18
Other postretirement charges	—	4	—	—	—	—
ERISA litigation matter	—	267	—	—	—	—
Total pension cost	$29	$300	$12	$15	$15	$18

There were no other postretirement charges for the three and six months ended June 30, 2024. Other postretirement charges for the three and six months ended June 30, 2023 included pension and other charges of $3 and $4, respectively, incurred pursuant to the 2022 Global Productivity Initiative.

In the first quarter of 2023, the Company recorded a charge of $267 as a result of a decision of the United States Court of Appeals for the Second Circuit (the “Second Circuit”) affirming a grant of summary judgment to the plaintiffs in a lawsuit under the Employee Retirement Income Security Act (“ERISA”) seeking the recalculation of benefits and other relief associated with a 2005 residual annuity amendment to the Colgate-Palmolive Company Employees’ Retirement Income Plan (the “Retirement Plan”). The decision resulted in an increase in the obligations of the Retirement Plan, which based on the current funded status of the Retirement Plan will require no immediate cash contribution by the Company. See Note 9, Contingencies for additional information.

For the three and six months ended June 30, 2024 and 2023, the Company made no voluntary contributions to its U.S. postretirement plans.

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

The Brazilian internal revenue authority has disallowed interest deductions and foreign exchange losses taken by the Company’s Brazilian subsidiary for certain years in connection with the financing of the Kolynos acquisition. The tax assessments with interest, penalties and any court-mandated fees, at the current exchange rate, are approximately $117. This amount includes additional assessments received from the Brazilian internal revenue authority in April 2016 relating to net operating loss carryforwards used by the Company’s Brazilian subsidiary to offset taxable income that had also been deducted from the authority’s original assessments. The Company has been disputing the disallowances by appealing the assessments since October 2001.

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

Competition Matter

Certain of the Company’s subsidiaries were historically subject to actions and, in some cases, fines, by governmental authorities in a number of countries related to alleged competition law violations. Substantially all of these matters also involved other consumer goods companies and/or retail customers. The Company’s policy is to comply with antitrust and competition laws and, if a violation of any such laws is found, to take appropriate remedial action and to cooperate fully with any related governmental inquiry. The status as of June 30, 2024 of such competition law matters pending against the Company during the six months ended June 30, 2024 is set forth below.

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

Talcum Powder Matters

The Company has been named as a defendant in civil actions alleging that certain of its talcum powder products were contaminated with asbestos and/or caused mesothelioma and other cancers. Many of these actions involve a number of co-defendants from a variety of different industries, including suppliers of asbestos and manufacturers of products that, unlike the Company’s products, were designed to contain asbestos.

As of June 30, 2024, there were 293 individual cases pending against the Company in state and federal courts throughout the United States, as compared to 285 cases as of March 31, 2024 and 279 cases as of December 31, 2023. During the three months ended June 30, 2024, 40 new cases were filed and 32 cases were resolved by voluntary dismissal or settlement. During the six months ended June 30, 2024, 66 new cases were filed and 52 cases were resolved by voluntary dismissal, settlement or dismissal by the court. The value of the settlements in the periods presented was not material, either individually or in the aggregate, to such periods’ results of operations. During the three months ended March 31, 2024, one case resulted in a jury verdict in favor of the Company after a trial. During the three months ended June 30, 2024, the court entered a judgment granting plaintiffs’ motion for a new trial in that case. The Company is challenging that ruling.

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

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

ERISA Matter

In June 2016, a lawsuit was filed in the United States District Court for the Southern District of New York (the “District Court”) against the Retirement Plan, the Company and certain individuals (the “Company Defendants”) claiming that residual annuity payments associated with a 2005 residual annuity amendment to the Retirement Plan were improperly calculated for certain Retirement Plan participants in violation of ERISA. The relief sought included recalculation of benefits, pre- and post-judgment interest and attorneys’ fees. This action was certified as a class action in July 2017. In July 2020, the District Court dismissed certain claims, and in August 2020 granted the plaintiffs’ motion for summary judgment on the remaining claims. In September 2020, the Company appealed to the Second Circuit. In March 2023, the Second Circuit affirmed the grant of summary judgment to the plaintiffs.

In light of the Second Circuit decision, the Company recorded a charge to earnings of $267 in the quarter ended March 31, 2023, which is comprised of the recalculation of benefits and interest. Possible additional charges associated with this matter are expected to be immaterial and, where estimable, are reflected in the range of reasonably possible losses disclosed above. The decision resulted in an increase in the obligations of the Retirement Plan, which based on the current funded status of the Retirement Plan will require no immediate cash contribution by the Company. In June 2023, the Company filed a petition for certiorari to the United States Supreme Court requesting permission for an appeal to that court and that petition was denied in October 2023. Also, in June 2023, the plaintiffs filed a motion to enter a revised final judgment in the District Court to address certain unresolved calculation issues, which the Company opposed. In March 2024, the District Court granted the plaintiffs’ motion and found for the plaintiffs on those calculation issues. The Company is appealing that decision to the Second Circuit.

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

Net sales by segment were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net sales
Oral, Personal and Home Care
North America	$1,002	$978	$1,999	$1,936
Latin America	1,267	1,178	2,520	2,253
Europe	720	678	1,432	1,328
Asia Pacific	682	664	1,408	1,402
Africa/Eurasia	273	268	549	556
Total Oral, Personal and Home Care	3,944	3,766	7,908	7,475
Pet Nutrition	1,114	1,056	2,216	2,117
Total Net sales	$5,058	$4,822	$10,124	$9,592

Approximately two-thirds of the Company’s Net sales are generated from markets outside the U.S., with approximately 45% of the Company’s Net sales coming from emerging markets (which consist of Latin America, Asia (excluding Japan), Africa/Eurasia and Central Europe).

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

The Company’s Net sales of Oral, Personal and Home Care and Pet Nutrition products accounted for the following percentages of the Company’s Net sales:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net sales
Oral Care	42%	42%	43%	42%
Personal Care	19%	19%	18%	19%
Home Care	17%	17%	17%	17%
Pet Nutrition	22%	22%	22%	22%
Total Net sales	100%	100%	100%	100%

Operating profit by segment was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Operating profit
Oral, Personal and Home Care
North America	$223	$227	$445	$420
Latin America	417	363	822	678
Europe	159	134	303	250
Asia Pacific	195	169	402	371
Africa/Eurasia	64	62	130	130
Total Oral, Personal and Home Care	1,058	955	2,102	1,849
Pet Nutrition	235	191	433	374
Corporate	(201)	(172)	(397)	(340)
Total Operating profit	$1,092	$974	$2,139	$1,883
Note: Table may not sum due to rounding.

Corporate Operating profit (loss) for the three months ended June 30, 2024 and June 30, 2023 included charges resulting from the 2022 Global Productivity Initiative of $27 and $18, respectively.

Corporate Operating profit (loss) for the six months ended June 30, 2024 included charges resulting from the 2022 Global Productivity Initiative of $63.

Corporate Operating profit (loss) for the six months ended June 30, 2023 included product recall costs of $25 and charges resulting from the 2022 Global Productivity Initiative of $23.

In connection with management changes, the Company realigned the reporting structure of its skin health business effective July 1, 2024. Accordingly, commencing with the quarter ending September 30, 2024, the results of the skin health business previously reported within the Europe reportable operating segment will now be reported with our other skin health businesses in the North America reportable operating segment, with no impact on the Company's consolidated results of operations or financial position.

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

The following table summarizes the fair value of the Company’s derivative instruments and other financial instruments which are carried at fair value in the Company’s Condensed Consolidated Balance Sheets at June 30, 2024 and December 31, 2023:

	Assets			Liabilities
	Account	Fair Value		Account	Fair Value
Designated derivative instruments		June 30, 2024	December 31, 2023		June 30, 2024	December 31, 2023
Foreign currency contracts	Other current assets	$48	$19	Other accruals	$13	$25
Commodity contracts	Other current assets	—	—	Other accruals	3	1
Total designated		$48	$19		$16	$26

Other financial instruments
Marketable securities	Other current assets	$225	$179
Total other financial instruments		$225	$179

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

The carrying amount of cash, cash equivalents, marketable securities, accounts receivable and short-term debt approximated fair value as of June 30, 2024 and December 31, 2023. The estimated fair value of the Company’s long-term debt, including the current portion, as of June 30, 2024 and December 31, 2023, was $7,575 and $7,862, respectively, and the related carrying value was $8,167 and $8,239, respectively. The estimated fair value of long-term debt was derived principally from quoted prices on the Company’s outstanding fixed-term notes (Level 2 valuation).

The following tables present the notional values as of:

	June 30, 2024
	Foreign Currency Contracts	Foreign Currency Debt	Commodity Contracts	Total
Fair Value Hedges	$1,718	$—	$—	$1,718
Cash Flow Hedges	957	—	32	989
Net Investment Hedges	445	4,530	—	4,975

	December 31, 2023
	Foreign Currency Contracts	Foreign Currency Debt	Commodity Contracts	Total
Fair Value Hedges	$1,625	$—	$—	$1,625
Cash Flow Hedges	869	—	39	908
Net Investment Hedges	280	3,908	—	4,188

The following table presents the location and amount of gain (loss) on fair value hedges recognized in the Company’s Condensed Consolidated Statements of Income:

		Gain (Loss) Recognized in Income
	Location of Gain (Loss) Recognized in Income	Three Months Ended June 30,		Six Months Ended June 30,
		2024	2023	2024	2023
Hedging instruments:
Foreign currency contracts	Selling, general and administrative expenses	$(1)	$18	$(22)	$23
Total gain (loss) on fair value hedges		$(1)	$18	$(22)	$23

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

The following tables present the amount of gain (loss) on cash flow hedges recognized in the Company’s Accumulated Other Comprehensive Income (AOCI) and reclassification from AOCI into the Condensed Consolidated Statements of Income:

	Gain (Loss) Recognized in AOCI			Amount Reclassified from AOCI Into Income
	Three Months Ended June 30,		Location of Gain (Loss) Recognized in Income	Three Months Ended June 30,
	2024	2023		2024	2023
Hedging instruments:
Foreign currency contracts	$4	$(8)	Cost of Sales	$—	$(1)
Commodity contracts	(3)	(5)	Cost of Sales	(3)	(3)
Forward Starting Swaps	(2)	(4)	Interest (income) expense, net	2	1
Total gain (loss) on cash flow hedges	$(1)	$(17)		$(1)	$(3)

	Gain (Loss) Recognized in AOCI			Amount Reclassified from AOCI Into Income
	Six Months Ended June 30,		Location of Gain (Loss) Recognized in Income	Six Months Ended June 30,
	2024	2023		2024	2023
Hedging instruments:
Foreign currency contracts	$7	$(9)	Cost of Sales	$(1)	$3
Commodity contracts	(6)	(6)	Cost of Sales	(4)	—
Forward Starting Swaps	(4)	15	Interest (income) expense, net	4	3
Total gain (loss) on cash flow hedges	$(3)	$—		$(1)	$6

The following table presents the amount of gain (loss) on net investment hedges recognized in the Company’s AOCI:

	Gain (Loss) Recognized in AOCI
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Hedging instruments:
Foreign currency contracts	$22	$26	$24	$18
Foreign currency debt	28	113	134	40
Total gain (loss) on net investment hedges	$50	$139	$158	$58

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

12. Supplier Finance Program

The Company has agreements to provide supplier finance programs which facilitate participating suppliers’ ability to finance payment obligations of the Company with designated third-party financial institutions. Participating suppliers may, at their sole discretion, elect to finance one or more payment obligations of the Company prior to their scheduled due dates at a discounted price to participating financial institutions. The Company’s obligations to its suppliers, including amounts due and scheduled payment dates, are not impacted by suppliers’ decisions to finance amounts under these arrangements. The outstanding payment obligations under the Company’s supplier finance programs are included in Accounts Payable in the Condensed Consolidated Balance Sheets and were not material as of June 30, 2024 or December 31, 2023.

13. Income Taxes

The effective income tax rate was 24.1% for the second quarter of 2024 as compared to 39.8% for the second quarter of 2023. The quarterly provision for income taxes is determined based on the Company’s estimated full year effective income tax rate adjusted by the amount of tax attributable to infrequent or unusual items that are separately recognized on a discrete basis in the income tax provision in the quarter in which they occur. The Company’s current estimate of its full year effective income tax rate before discrete period items is 24.3%, as compared to 24.8% in the comparable period of 2023.

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

The Company has ongoing federal, state and international income tax audits in various jurisdictions and evaluates uncertain tax positions that may be challenged by local tax authorities and not fully sustained. All U.S. federal income tax returns through December 31, 2013 have been audited by the IRS and there are limited matters which the Company plans to appeal for years 2010 through 2013. One such matter relates to the IRS assessment of taxes on the Company by imputing income on certain activities within one of our international operations, which is also under audit for the years 2014 through 2018. There were U.S. Tax Court rulings during 2023 in favor of the IRS against unrelated third parties on similar matters. Despite the U.S. Tax Court rulings, the Company continues to believe that the tax assessment against the Company is without merit. While there can be no assurances, the Company believes this matter will ultimately be decided in favor of the Company. The amount of tax plus interest for the years 2010 through 2018 is estimated to be approximately $150, which is not included in the Company’s uncertain tax positions. In May 2024, the IRS initiated an audit for the years 2019 through 2021.

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

Additionally, on December 15, 2022, the 27 member states of the European Union (“EU”) reached an agreement on a minimum level of taxation for certain large corporations to pay a minimum corporate tax rate of 15% in every jurisdiction in which they operate. This agreement, which is known as the Minimum Tax Directive (part of the “Pillar II Model Rules”), was supposed to be transposed into the laws of all EU member states by December 31, 2023. Most member states complied, while some were granted extensions of time. In addition, many other jurisdictions outside the EU have also committed to implement this Directive while others have implemented a similar minimum tax regime consistent with the policy of the Pillar II Model Rules. This Directive does not have a material impact on the Company’s Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

During the quarter ended June 30, 2023, the Company reassessed with its legal and tax advisers certain tax deductions taken in prior years by one of our subsidiaries and concluded that it was more likely than not that the deductions would not be sustained by the courts in that jurisdiction. The value of the tax deductions was not material to the Company in any year in which they were taken. The cumulative effect of the change in tax position of $148 was reflected as a discrete item in the quarter ended June 30, 2023 income tax expense, partially offset by the reversal of certain prior years’ withholding tax reserves of $22 that were no longer required. The tax liability was paid in the quarter ended September 30, 2023.

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

In connection with management changes, the Company realigned the reporting structure of its skin health business effective July 1, 2024. Accordingly, commencing with the quarter ending September 30, 2024, the results of the skin health business previously reported within the Europe reportable operating segment will now be reported with our other skin health businesses in the North America reportable operating segment, with no impact on the Company's consolidated results of operations or financial position.

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

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

The War in Ukraine

The war in Ukraine, and the related geopolitical tensions, have had and continue to have a significant impact on our operations in Ukraine and Russia, though it has not been material to our Consolidated Financial Statements. While our ability to do business in Ukraine has been significantly impacted, we remain committed to providing access to our products to people in the region. In Russia, we are importing and selling a reduced portfolio of health and hygiene products for everyday use. We have no manufacturing facilities in Russia and have ceased all capital investments and media activities in the country. For the six months ended June 30, 2024, our business in the Eurasia region constituted approximately 1% of our consolidated net sales and approximately 2% of our consolidated operating profit. We have experienced, and expect to continue to experience, risks related to the impact of the war in Ukraine, including increases in the costs and, in certain cases, limitations on the availability of certain raw and packaging materials and commodities (including oil and natural gas), supply chain and logistics challenges, import restrictions, foreign currency volatility and reputational concerns. We also have faced and continue to face challenges to our ability to repatriate cash from Russia and find banking partners in Russia and we may face challenges to our ability to protect our assets in Russia. We also continue to monitor the impact of sanctions, export controls and import restrictions imposed in response to the war in Ukraine.

The Israel-Hamas War

The Israel-Hamas war has not had a material impact on our Consolidated Financial Statements. Uncertainties and risks remain as to the duration of the war and its impact on geopolitical relations and stability in North Africa, the Middle East and nearby regions. The war has impacted and may continue to impact, among other things, supply chain and logistics, the availability and price of raw and packaging materials and commodities such as oil, consumer sentiment and consumption and category growth rates in the region.

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

Significant Items Impacting Comparability

During the quarter ended June 30, 2023, we reassessed with our legal and tax advisers certain tax deductions taken in prior years by one of our subsidiaries and concluded that it was more likely than not that the deductions would not be sustained by the courts in that jurisdiction. The value of the tax deductions was not material to us in any year in which they were taken. The cumulative effect of the change in tax position of $148 was reflected as a discrete item in the quarter ended June 30, 2023 income tax expense, partially offset by the reversal of certain prior years’ withholding tax reserves of $22 that are no longer required (hereinafter referred to as the “foreign tax matter”). The tax liability was paid in the quarter ended September 30, 2023. See Note 13, Income Taxes, to the Condensed Consolidated Financial Statements for additional information.

During the quarter ended March 31, 2023, we recorded a charge of $267 as a result of a decision of the United States Court of Appeals for the Second Circuit (the “Second Circuit”) affirming a grant of summary judgment to the plaintiffs in a lawsuit under the Employee Retirement Income Security Act seeking the recalculation of benefits and other relief associated with a 2005 residual annuity amendment to the Colgate-Palmolive Company Employees’ Retirement Income Plan (the “Retirement Plan”). The decision resulted in an increase in the obligations of the Retirement Plan, which based on the current funded status of the Retirement Plan will require no immediate cash contribution by the Company. In June 2023, we filed a petition for certiorari to the United States Supreme Court requesting permission for an appeal to that court and that petition was denied in October 2023. Also, in June 2023, the plaintiffs filed a motion to enter a revised final judgment in the United States District Court for the Southern District of New York (the “District Court”) to address certain unresolved calculation issues, which we opposed. In March 2024, the District Court granted the plaintiffs’ motion and found for the plaintiffs on those calculation issues. We are appealing that decision to the Second Circuit. See Note 9, Contingencies to the Condensed Consolidated Financial Statements for additional information.

During the quarter ended March 31, 2023, we announced a voluntary recall of select Fabuloso multi-purpose cleaner products sold in the United States and Canada. The costs associated with the voluntary recall had a $25 impact on our Operating profit in the six months ended June 30, 2023.

On January 27, 2022, the Company’s Board of Directors (the “Board”) approved a targeted productivity program (the “2022 Global Productivity Initiative”). Substantially all initiatives under the program have been implemented as of the second quarter of 2024 and we expect to incur the remaining charges in the second half of 2024. The 2022 Global Productivity Initiative resulted in the reallocation of resources towards our strategic priorities and faster growth businesses, efficiencies in our operations and the streamlining of our supply chain to reduce structural costs. Total pretax charges from the implementation of the 2022 Global Productivity Initiative are now expected to be approximately $225 ($180 aftertax),

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

once all charges are recorded. Total annualized pretax savings from the 2022 Global Productivity Initiative are now expected to be approximately $125 ($100 aftertax). For more information regarding the 2022 Global Productivity Initiative, see “Restructuring and Related Implementation Charges” below.

In the three months ended June 30, 2024 and 2023, we incurred pretax costs of $27 (aftertax costs of $23) and $21 (aftertax costs of $16), respectively, resulting from the 2022 Global Productivity Initiative.

In the six months ended June 30, 2024 and 2023, we incurred pretax costs of $63 (aftertax costs of $53) and $27 (aftertax costs of $21), respectively, resulting from the 2022 Global Productivity Initiative.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Outlook

Looking forward, we expect global macroeconomic, political and market conditions to remain challenging, including as a result of inflation, high interest rates and foreign currency volatility. We have taken and are taking additional pricing to try to offset the increases in raw and packaging material costs we have seen in recent years. This has negatively impacted consumer demand for our products. Additionally, inflation has impacted the broader economy with consumers around the world facing widespread rising prices as well as high interest rates resulting from measures to address inflation. Such inflation and high interest rates may negatively impact consumer consumption or discretionary spending and/or change their purchasing patterns by foregoing purchasing certain of our products or by switching to “private label” or to our lower-priced product offerings. Although we continue to devote significant resources to support our brands and market our products at multiple price points, these changes could reduce demand for and sales volumes of our products or result in a shift in our product mix from higher margin to lower margin product offerings. In light of this challenging environment, we expect continued volatility across all of our categories and it is therefore difficult to predict category growth rates in the near term.

Given that approximately two-thirds of our Net sales originate in markets outside the U.S., we have experienced and will likely continue to experience volatile foreign currency fluctuations, particularly in Argentina and Türkiye, which are considered hyper-inflationary economies. As discussed above, we have also experienced higher raw and packaging material costs. While we have taken, and will continue to take, measures to mitigate the effect of these conditions, such as the 2022 Global Productivity Initiative and our funding-the-growth and revenue growth management initiatives, in the current environment it may become increasingly difficult to implement certain of these mitigation strategies. Should these conditions persist, they could adversely affect our future results.

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

We have been negatively affected by changes in the policies and practices of our trade customers in key markets, such as inventory destocking, fulfillment requirements, limitations on access to shelf space, delisting of our products and certain sustainability, supply chain and packaging standards or initiatives. In addition, the retail landscape in many of our markets continues to evolve as a result of the continued growth of eCommerce, changing consumer preferences (as consumers increasingly shop online and via mobile and social applications) and the increased presence of alternative retail channels, such as subscription services and direct-to-consumer businesses. We plan to continue to invest behind our data strategy, digital and analytics (including artificial intelligence) capabilities and higher growth businesses. The substantial growth in eCommerce and the emergence of alternative retail channels have created and may continue to create pricing pressures and/or adversely affect our relationships with our key retailers.

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

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Results of Operations

Three Months

Worldwide Net sales were $5,058 in the second quarter of 2024, up 4.9% from the second quarter of 2023, due to volume growth of 4.7% and net selling price increases of 4.2%, partially offset by negative foreign exchange of 4.1%. Organic sales (Net sales excluding the impact of foreign exchange, acquisitions and divestments), a non-GAAP financial measure, increased 9.0% in the second quarter of 2024. A reconciliation of net sales growth to organic sales growth is provided under “Non-GAAP Financial Measures” below.

Net sales in the Oral, Personal and Home Care product segment were $3,944 in the second quarter of 2024, up 4.7% from the second quarter of 2023, due to volume growth of 5.4% and net selling price increases of 4.4%, partially offset by negative foreign exchange of 5.0%. Organic sales in the Oral, Personal and Home Care product segment increased 9.8% in the second quarter of 2024.

The Company’s share of the global toothpaste market was 41.5% on a year-to-date basis, up 0.9 share points from the year ago period, and its share of the global manual toothbrush market was 32.2% on a year-to-date basis, up 1.0 share points from the year ago period. Year-to-date market shares in toothpaste were up in Latin America, Europe and Africa/Eurasia and flat in North America and Asia/Pacific versus the comparable 2023 period. In the manual toothbrush category, year-to-date market shares were up in North America, Latin America and Asia/Pacific, flat in Europe and down in Africa/Eurasia versus the comparable 2023 period. For additional information regarding market shares, see “Market Share Information” below.

Net sales in the Hill’s Pet Nutrition segment were $1,114 in the second quarter of 2024, up 5.5% from the second quarter of 2023, due to volume growth of 2.5% and net selling price increases of 3.7%, partially offset by negative foreign exchange of 0.7%. Organic sales in the Hill’s Pet Nutrition segment increased 6.1% in the second quarter of 2024.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Gross Profit/Margin

Worldwide Gross profit increased to $3,066 in the second quarter of 2024 compared to $2,787 in the second quarter of 2023. Worldwide Gross profit in the second quarter of 2024 included charges resulting from the 2022 Global Productivity Initiative. Excluding these charges, Worldwide Gross profit increased to $3,075 in the second quarter of 2024 compared to $2,787 in the second quarter of 2023, reflecting an increase of $152 resulting from higher Gross profit margin and an increase of $136 resulting from higher Net sales.

Worldwide Gross profit margin increased to 60.6% in the second quarter of 2024 from 57.8% in the second quarter of 2023. Excluding charges resulting from the 2022 Global Productivity Initiative in the second quarter of 2024, Gross profit margin increased to 60.8% in the second quarter of 2024 from 57.8% in the second quarter of 2023. This increase in Gross profit margin was due to cost savings from the Company’s funding-the-growth initiatives (280 bps) and higher pricing (160 bps), partially offset by higher raw and packaging material costs (140 bps), which included foreign exchange transaction costs.

	Three Months Ended June 30,
	2024	2023
Gross profit, GAAP	$3,066	$2,787
2022 Global Productivity Initiative	9	—
Gross profit, non-GAAP	$3,075	$2,787

	Three Months Ended June 30,
	2024	2023	Basis Point Change
Gross profit margin, GAAP	60.6%	57.8%	280
2022 Global Productivity Initiative	0.2%	—
Gross profit margin, non-GAAP	60.8%	57.8%	300

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 10% to $1,939 in the second quarter of 2024 compared to $1,768 in the second quarter of 2023. Selling, general and administrative expenses in both periods included charges resulting from the 2022 Global Productivity Initiative. Excluding these charges in both periods, Selling, general and administrative expenses increased 10% to $1,937 in the second quarter of 2024 compared to $1,766 in the second quarter of 2023, reflecting increased advertising investment of $105 and higher overhead expenses of $66.

Selling, general and administrative expenses as a percentage of Net sales increased by 160 bps to 38.3% in the second quarter of 2024 as compared to 36.7% in the second quarter of 2023. Excluding charges resulting from the 2022 Global Productivity Initiative in both periods, Selling, general and administrative expenses as a percentage of Net sales increased by 170 bps to 38.3% in the second quarter of 2024 as compared to 36.6% in the second quarter of 2023. This increase was primarily due to increased advertising investment (150 bps). In the second quarter of 2024, advertising investment increased as a percentage of Net sales to 14.0% from 12.5% in the second quarter of 2023, or 18% in absolute terms, to $706 as compared with $601 in the second quarter of 2023.

	Three Months Ended June 30,
	2024	2023
Selling, general and administrative expenses, GAAP	$1,939	$1,768
2022 Global Productivity Initiative	(2)	(2)
Selling, general and administrative expenses, non-GAAP	$1,937	$1,766

	Three Months Ended June 30,
	2024	2023	Basis Point Change
Selling, general and administrative expenses as a percentage of Net sales, GAAP	38.3%	36.7%	160
2022 Global Productivity Initiative	—	(0.1)
Selling, general and administrative expenses as a percentage of Net sales, non-GAAP	38.3%	36.6%	170
Other (Income) Expense, Net
Other (income) expense, net was $35 in the second quarter of 2024 and $45 in the second quarter of 2023. Other (income) expense, net in both periods included charges resulting from the 2022 Global Productivity Initiative. Excluding these charges in both periods, Other (income) expense, net was $20 in the second quarter of 2024 and $29 in the second quarter of 2023.

	Three Months Ended June 30,
	2024	2023
Other (income) expense, net, GAAP	$35	$45
2022 Global Productivity Initiative	(16)	(16)
Other (income) expense, net, non-GAAP	$20	$29
Note: Table may not sum due to rounding.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Operating Profit

Operating profit increased 12% to $1,092 in the second quarter of 2024 from $974 in the second quarter of 2023. Operating profit in both periods included charges resulting from the 2022 Global Productivity Initiative. Excluding these charges in both periods, Operating profit increased 13% to $1,118 in the second quarter of 2024 from $992 in the second quarter of 2023.

Operating profit margin was 21.6% in the second quarter of 2024, an increase of 140 bps compared to 20.2% in the second quarter of 2023. Excluding charges resulting from the 2022 Global Productivity Initiative in both periods, Operating profit margin was 22.1% in the second quarter of 2024, an increase of 150 bps compared to 20.6% in the second quarter of 2023. This increase in Operating profit margin was primarily due to an increase in Gross profit (300 bps), partially offset by an increase in Selling, general and administrative expenses (170 bps), both as a percentage of Net sales.

	Three Months Ended June 30,
	2024	2023	% Change
Operating profit, GAAP	$1,092	$974	12%
2022 Global Productivity Initiative	27	18
Operating profit, non-GAAP	$1,118	$992	13%
Note: Table may not sum due to rounding.

	Three Months Ended June 30,
	2024	2023	Basis Point Change
Operating profit margin, GAAP	21.6%	20.2%	140
2022 Global Productivity Initiative	0.5%	0.4%
Operating profit margin, non-GAAP	22.1%	20.6%	150

Non-Service Related Postretirement Costs

Non-service related postretirement costs were $22 in the second quarter of 2024 as compared to $29 in the second quarter of 2023. Non-service related postretirement costs in the second quarter of 2023 included charges related to the 2022 Global Productivity Initiative. Excluding these charges in the second quarter of 2023, Non-service related postretirement costs were $22 in the second quarter of 2024 and $26 in the second quarter of 2023.

	Three Months Ended June 30,
	2024	2023
Non-service related postretirement costs, GAAP	$22	$29
2022 Global Productivity Initiative	—	(3)
Non-service related postretirement costs, non-GAAP	$22	$26
Interest (Income) Expense, Net

Interest (income) expense, net was $60 in the second quarter of 2024 as compared to $58 in the second quarter of 2023.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Net Income Attributable to Colgate-Palmolive Company and Earnings Per Share

Net income attributable to Colgate-Palmolive Company in the second quarter of 2024 increased to $731 from $502 in the second quarter of 2023, and Earnings per common share on a diluted basis increased to $0.89 per share in the second quarter of 2024 from $0.60 in the second quarter of 2023. Net Income attributable to Colgate-Palmolive Company in the second quarter of 2024 included charges resulting from the 2022 Global Productivity Initiative. Net Income attributable to Colgate-Palmolive Company in the second quarter of 2023 included charges resulting from the foreign tax matter and the 2022 Global Productivity Initiative.

Excluding the items described above in both periods, as applicable, Net income attributable to Colgate-Palmolive Company in the second quarter of 2024 increased 17% to $753 from $644 in the second quarter of 2023, and Earnings per common share on a diluted basis increased 18% to $0.91 in the second quarter of 2024 from $0.77 in the second quarter of 2023.

	Three Months Ended June 30, 2024
	Income Before Income Taxes	Provision For Income Taxes(1)	Net Income Including Noncontrolling Interests	Less: Income Attributable to Noncontrolling Interests	Net Income Attributable To Colgate-Palmolive Company	Diluted Earnings Per Share(2)
As Reported GAAP	$1,010	$243	$767	$36	$731	$0.89
2022 Global Productivity Initiative	27	4	23	—	23	0.02
Non-GAAP	$1,036	$247	$789	$36	$753	$0.91
Note: Table may not sum due to rounding.

	Three Months Ended June 30, 2023
	Income Before Income Taxes	Provision For Income Taxes(1)	Net Income Including Noncontrolling Interests	Less: Income Attributable to Noncontrolling Interests	Net Income Attributable To Colgate-Palmolive Company	Diluted Earnings Per Share(2)
As Reported GAAP	$887	$353	$534	$32	$502	$0.60
Foreign tax matter	—	(126)	126	—	126	0.15
2022 Global Productivity Initiative	21	4	17	1	16	0.02
Non-GAAP	$908	$231	$677	$33	$644	$0.77
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
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Net Sales and Operating Profit by Segment

Oral, Personal and Home Care

North America

	Three Months Ended June 30,
	2024	2023	Change
Net sales	$1,002	$978	2.5%
Operating profit	$223	$227	(2)%
% of Net sales	22.3%	23.2%	(90)	bps
Net sales in North America increased 2.5% in the second quarter of 2024 to $1,002, driven by volume growth of 5.9%, partially offset by net selling price decreases of 3.3% and negative foreign exchange of 0.1%. Organic sales in North America increased 2.5% in the second quarter of 2024. Organic sales growth was driven by the United States and Canada.

The increase in organic sales in North America in the second quarter of 2024 versus the second quarter of 2023 was due to increases in Oral Care, Personal Care and Home Care organic sales. The increase in Oral Care was primarily due to organic sales growth in the toothpaste category. The increase in Personal Care was primarily due to organic sales growth in the liquid hand soap and skin health categories, partially offset by organic sales declines in the underarm protection category. The increase in Home Care was primarily due to organic sales growth in the surface cleaner category, partially offset by organic sales declines in the hand dish category.

Operating profit in North America decreased 2% in the second quarter of 2024 to $223, or 90 bps to 22.3% as a percentage of Net sales. This decrease in Operating profit as a percentage of Net sales was primarily due to an increase in Selling, general and administrative expenses (160 bps), partially offset by a decrease in Other (income) expense, net (70 bps), both as a percentage of Net sales. This increase in Selling, general and administrative expenses was primarily due to increased advertising investment (270 bps), partially offset by lower overhead expenses (90 bps). Lower overhead expenses were driven by lower logistics costs (110 bps), partially offset by higher other overhead expenses (20 bps). The decrease in Other (income) expense, net was primarily due to insurance recoveries.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Latin America

	Three Months Ended June 30,
	2024	2023	Change
Net sales	$1,267	$1,178	7.6%
Operating profit	$417	$363	15%
% of Net sales	32.9%	30.8%	210	bps
Net sales in Latin America increased 7.6% in the second quarter of 2024 to $1,267, driven by volume growth of 5.5% and net selling price increases of 13.3%, partially offset by negative foreign exchange of 11.2%. Organic sales in Latin America increased 18.8% in the second quarter of 2024. Organic sales growth was led by Argentina, Brazil and Mexico.

The increase in organic sales in Latin America in the second quarter of 2024 versus the second quarter of 2023 was due to increases in Oral Care, Personal Care and Home Care organic sales. The increase in Oral Care was primarily due to organic sales growth in the toothpaste and manual toothbrush categories. The increase in Personal Care was primarily due to organic sales growth in the shampoo, underarm protection and bar soap categories. The increase in Home Care was primarily due to organic sales growth in the surface cleaner, fabric softener and hand dish categories.

Operating profit in Latin America increased 15% in the second quarter of 2024 to $417, or 210 bps to 32.9% as a percentage of Net sales. This increase in Operating profit as a percentage of Net sales was primarily due to an increase in Gross profit (350 bps), partially offset by an increase in Selling, general and administrative expenses (170 bps), both as a percentage of Net sales. This increase in Gross profit was primarily due to higher pricing and cost savings from the Company’s funding-the-growth initiatives (260 bps), partially offset by significantly higher raw and packaging material costs (380 bps), which included foreign exchange transaction costs. This increase in Selling, general and administrative expenses was due to increased advertising investment (90 bps) and higher overhead expenses (80 bps), both as a percentage of Net sales.

Europe

	Three Months Ended June 30,
	2024	2023	Change
Net sales	$720	$678	6.2%
Operating profit	$159	$134	19%
% of Net sales	22.1%	19.8%	230	bps

Net sales in Europe increased 6.2% in the second quarter of 2024 to $720, driven by volume growth of 5.2% and net selling price increases of 1.3%, partially offset by negative foreign exchange of 0.2%. Organic sales in Europe increased 6.5% in the second quarter of 2024. Organic sales growth was led by Germany, France and Poland.

The increase in organic sales in Europe in the second quarter of 2024 versus the second quarter of 2023 was primarily due to increases in Oral Care and Home Care organic sales. The increase in Oral Care was primarily due to organic sales growth in the toothpaste category. The increase in Home Care was primarily due to organic sales growth in the fabric softener and hand dish categories.

Operating profit in Europe increased 19% in the second quarter of 2024 to $159, or 230 bps to 22.1% as a percentage of Net sales. This increase in Operating profit as a percentage of Net sales was primarily due to an increase in Gross profit (410 bps), partially offset by an increase in Selling, general and administrative expenses (150 bps), both as a percentage of Net sales. This increase in Gross profit was primarily due to cost savings from the Company’s funding-the-growth initiatives (250 bps), lower raw and packaging material costs (120 bps) and higher pricing. This increase in Selling, general and administrative expenses was primarily due to increased advertising investment (170 bps).

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Asia Pacific

	Three Months Ended June 30,
	2024	2023	Change
Net sales	$682	$664	2.6%
Operating profit	$195	$169	16%
% of Net sales	28.7%	25.5%	320	bps
Net sales in Asia Pacific increased 2.6% in the second quarter of 2024 to $682, driven by volume growth of 3.4% and net selling price increases of 1.7%, partially offset by negative foreign exchange of 2.5%. Organic sales in Asia Pacific increased 5.1% in the second quarter of 2024. Organic sales growth was led by India and the Greater China region.

The increase in organic sales in Asia Pacific in the second quarter of 2024 versus the second quarter of 2023 was primarily due to an increase in Oral Care organic sales. The increase in Oral Care was primarily due to organic sales growth in the toothpaste category.

Operating profit in Asia Pacific increased 16% in the second quarter of 2024 to $195, or 320 bps to 28.7% as a percentage of Net sales. This increase in Operating profit as a percentage of Net sales was primarily due to an increase in Gross profit (370 bps) as a percentage of Net sales. This increase in Gross profit was primarily due to cost savings from the Company’s funding-the-growth initiatives (310 bps) and higher pricing.

Africa/Eurasia

	Three Months Ended June 30,
	2024	2023	Change
Net sales	$273	$268	2.2%
Operating profit	$64	$62	4%
% of Net sales	23.4%	23.1%	30	bps
Net sales in Africa/Eurasia increased 2.2% in the second quarter of 2024 to $273, driven by volume growth of 8.4% and net selling price increases of 8.0%, partially offset by negative foreign exchange of 14.3%. Organic sales in Africa/Eurasia increased 16.4% in the second quarter of 2024. Organic sales growth was led by Türkiye, Nigeria and South Africa.

The increase in organic sales in Africa/Eurasia in the second quarter of 2024 versus the second quarter of 2023 was primarily due to an increase in Oral Care organic sales. The increase in Oral Care was primarily due to organic sales growth in the toothpaste and manual toothbrush categories.

Operating profit in Africa/Eurasia increased 4% in the second quarter of 2024 to $64, or 30 bps to 23.4% as a percentage of Net sales. This increase in Operating profit as a percentage of Net sales was primarily due to an increase in Gross profit (410 bps), partially offset by an increase in Selling, general and administrative expenses (390 bps), both as a percentage of Net sales. This increase in Gross profit was primarily due to higher pricing and cost savings from the Company’s funding-the-growth initiatives (210 bps), partially offset by higher raw and packaging material costs (120 bps), which included foreign exchange transaction costs. This increase in Selling, general and administrative expenses was primarily due to higher overhead expenses (330 bps) and increased advertising investment (60 bps).

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Hill’s Pet Nutrition

	Three Months Ended June 30,
	2024	2023	Change
Net sales	$1,114	$1,056	5.5%
Operating profit	$235	$191	23%
% of Net sales	21.1%	18.1%	300	bps
Net sales for Hill’s Pet Nutrition increased 5.5% in the second quarter of 2024 to $1,114, driven by volume growth of 2.5% and net selling price increases of 3.7%, partially offset by negative foreign exchange of 0.7%. Organic sales in Hill’s Pet Nutrition increased 6.1% in the second quarter of 2024. Organic sales growth was led by the United States.

The increase in organic sales in the second quarter of 2024 was primarily due to organic sales growth in the therapeutic and wellness categories.

Operating profit in Hill’s Pet Nutrition increased 23% in the second quarter of 2024 to $235, or 300 bps to 21.1% as a percentage of Net sales. This increase in Operating profit as a percentage of Net sales was primarily due to an increase in Gross profit (420 bps), partially offset by an increase in Selling, general and administrative expenses (160 bps), both as a percentage of Net sales. This increase in Gross profit was primarily due to cost savings from the Company’s funding-the-growth initiatives (340 bps) and higher pricing, partially offset by higher raw and packaging material costs (130 bps). This increase in Selling, general and administrative expenses was primarily due to increased advertising investment (170 bps).

Corporate

	Three Months Ended June 30,
	2024	2023	Change
Operating profit (loss)	$(201)	$(172)	17%
Operating profit (loss) related to Corporate was $(201) in the second quarter of 2024 as compared to $(172) in the second quarter of 2023. In the second quarters of 2024 and 2023, Corporate Operating profit (loss) included charges resulting from the 2022 Global Productivity Initiative of $27 and $18, respectively.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Six Months

Worldwide Net sales were $10,124 in the first six months of 2024, up 5.5% as compared to the first six months of 2023 due to volume growth of 3.0% and net selling price increases of 6.3%, partially offset by negative foreign exchange of 3.8%. Organic sales increased 9.4% in the first six months of 2024.

Net sales in the Oral, Personal and Home Care product segment were $7,908 in the first six months of 2024, an increase of 5.8% as compared to the first six months of 2023 due to volume growth of 4.1% and net selling price increases of 6.5%, partially offset by negative foreign exchange of 4.8%. Organic sales in the Oral, Personal and Home Care product segment increased 10.6% in the first six months of 2024.

The increase in organic sales in the first six months of 2024 versus the first six months of 2023 was due to increases in Oral Care, Personal Care and Home Care organic sales. The increase in Oral Care was primarily due to organic sales growth in the toothpaste and manual toothbrush categories. The increase in Personal Care was primarily due to organic sales growth in the body wash, liquid hand soap and bar soap categories. The increase in Home Care was primarily due to organic sales growth in the surface cleaner category.

Net sales in the Hill’s Pet Nutrition segment were $2,216 in the first six months of 2024, an increase of 4.7% from the first six months of 2023 due to net selling price increases of 5.9%, partially offset by volume declines of 0.7% and negative foreign exchange of 0.5%. Organic sales in the Hill’s Pet Nutrition segment increased 5.2% in the first six months of 2024.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Net Sales and Operating Profit by Segment

Net sales and Operating profit by segment were as follows:

	Six Months Ended June 30,
	2024	2023
Net sales
Oral, Personal and Home Care
North America	$1,999	$1,936
Latin America	2,520	2,253
Europe	1,432	1,328
Asia Pacific	1,408	1,402
Africa/Eurasia	549	556
Total Oral, Personal and Home Care	7,908	7,475
Pet Nutrition	2,216	2,117
Total Net sales	$10,124	$9,592

Operating profit
Oral, Personal and Home Care
North America	$445	$420
Latin America	822	678
Europe	303	250
Asia Pacific	402	371
Africa/Eurasia	130	130
Total Oral, Personal and Home Care	2,102	1,849
Pet Nutrition	433	374
Corporate	(397)	(340)
Total Operating profit	$2,139	$1,883
Note: Table may not sum due to rounding.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Net sales and Organic sales change by division were as follows:

	For the Six Months Ended June 30, 2024 vs. 2023
Oral, Personal and Home Care	Net Sales	Organic Sales	As Reported Volume	Pricing	Foreign Exchange
North America	3.2%	3.3%	4.4%	(1.1)%	—%
Latin America	11.8%	22.2%	5.8%	16.4%	(10.4)%
Europe	7.8%	6.8%	4.2%	2.7%	1.0%
Asia Pacific	0.4%	3.2%	0.1%	3.1%	(2.7)%
Africa/Eurasia	(1.3)%	16.3%	6.1%	10.2%	(17.6)%
Total Oral, Personal and Home Care	5.8%	10.6%	4.1%	6.5%	(4.8)%
Pet Nutrition	4.7%	5.2%	(0.7)%	5.9%	(0.5)%
Total Company	5.5%	9.4%	3.0%	6.3%	(3.8)%
Note: Table may not sum due to rounding.
In the first six months of 2024, Operating profit (loss) related to Corporate was $(397) as compared to $(340) in the first six months of 2023. Corporate Operating profit (loss) for the first six months of 2024 included charges resulting from the 2022 Global Productivity Initiative of $63. Corporate Operating profit (loss) for the first six months of 2023 included product recall costs of $25 and charges resulting from the 2022 Global Productivity Initiative of $23.

Gross Profit/Margin

Worldwide Gross profit increased to $6,105 in the first six months of 2024 from $5,499 in the first six months of 2023. Worldwide Gross profit in the first six months of 2024 included charges resulting from the 2022 Global Productivity Initiative. Excluding these charges, Worldwide Gross profit increased to $6,114 in the first six months of 2024 from $5,499 in the first six months of 2023, reflecting an increase of $311 resulting from higher Gross profit margin and an increase of $304 resulting from higher Net sales.

Worldwide Gross profit margin increased to 60.3% in the first six months of 2024 from 57.3% in the first six months of 2023. Excluding charges resulting from the 2022 Global Productivity Initiative in the first six months of 2024, Gross profit margin increased to 60.4% in the first six months of 2024 from 57.3% in the first six months of 2023, primarily due to cost savings from the Company’s funding-the-growth initiatives (260 bps) and higher pricing (250 bps), partially offset by higher raw and packaging material costs (210 bps).

	Six Months Ended June 30,
	2024	2023
Gross profit, GAAP	$6,105	$5,499
2022 Global Productivity Initiative	9	—
Gross profit, non-GAAP	$6,114	$5,499

	Six Months Ended June 30,
	2024	2023	Basis Point Change
Gross profit margin, GAAP	60.3%	57.3%	300
2022 Global Productivity Initiative	0.1%	—%
Gross profit margin, non-GAAP	60.4%	57.3%	310

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 9% to $3,855 in the first six months of 2024 from $3,526 in the first six months of 2023. Selling, general and administrative expenses in both periods included charges resulting from the 2022 Global Productivity Initiative. Excluding these charges in both periods, Selling, general and administrative expenses increased to $3,852 in the first six months of 2024 from $3,524 in the first six months of 2023, reflecting increased advertising investment of $198 and higher overhead expenses of $130.

Selling, general and administrative expenses as a percentage of Net sales increased to 38.1% in the first six months of 2024 from 36.8% in the first six months of 2023. Excluding charges resulting from the 2022 Global Productivity Initiative, Selling, general and administrative expenses as a percentage of Net sales increased to 38.0% in the first six months of 2024 from 36.7% in the first six months of 2023. This increase was due to increased advertising investment (130 bps). In the first six months of 2024, advertising investment increased 17% in absolute terms to $1,378 as compared with $1,180 in the first six months of 2023, while as a percentage of Net sales it increased to 13.6% from 12.3% in the first six months of 2023.

	Six Months Ended June 30,
	2024	2023
Selling, general and administrative expenses, GAAP	$3,855	$3,526
2022 Global Productivity Initiative	(3)	(2)
Selling, general and administrative expenses, non-GAAP	$3,852	$3,524

	Six Months Ended June 30,
	2024	2023	Basis Point Change
Selling, general and administrative expenses as a percentage of Net sales, GAAP	38.1%	36.8%	130
2022 Global Productivity Initiative	(0.1)	(0.1)
Selling, general and administrative expenses as a percentage of Net sales, non-GAAP	38.0%	36.7%	130
Other (Income) Expense, Net

Other (income) expense, net was $111 in the first six months of 2024 and $90 in the first six months of 2023. Other (income) expense, net in the first six months of 2024 included charges resulting from the 2022 Global Productivity Initiative. Other (income) expense, net in the first six months of 2023 included product recall costs and charges resulting from the 2022 Global Productivity Initiative. Excluding these items in both periods as applicable, Other (income) expense, net was $60 in the first six months of 2024 and $44 in the first six months of 2023.

	Six Months Ended June 30,
	2024	2023
Other (income) expense, net, GAAP	$111	$90
2022 Global Productivity Initiative	(51)	(21)
Product recall costs	—	(25)
Other (income) expense, net, non-GAAP	$60	$44

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Operating Profit

Operating profit increased 14% to $2,139 in the first six months of 2024 from $1,883 in the first six months of 2023. Operating profit in the first six months of 2024 included charges resulting from the 2022 Global Productivity Initiative. Operating profit in the first six months of 2023 included product recall costs and charges resulting from the 2022 Global Productivity Initiative. Excluding these items in both periods as applicable, Operating profit increased to $2,202 in the first six months of 2024 from $1,931 in the first six months of 2023 due to an increase in Gross profit, partially offset by an increase in Selling, general and administrative expenses.

Operating profit margin was 21.1% in the first six months of 2024, an increase of 150 bps compared to 19.6% in the first six months of 2023. Excluding the items described above in both periods, as applicable, Operating profit margin was 21.8% in the first six months of 2024, an increase of 170 bps compared to 20.1% in the first six months of 2023, due to an increase in Gross profit (310 bps), partially offset by an increase in Selling, general and administrative expenses (130 bps), both as a percentage of Net sales.

	Six Months Ended June 30,
	2024	2023	% Change
Operating profit, GAAP	$2,139	$1,883	14%
2022 Global Productivity Initiative	63	23
Product recall costs	—	25
Operating profit, non-GAAP	$2,202	$1,931	14%

	Six Months Ended June 30,
	2024	2023	Basis Point Change
Operating profit margin, GAAP	21.1%	19.6%	150
2022 Global Productivity Initiative	0.7	0.2
Product recall costs	—	0.3
Operating profit margin, non-GAAP	21.8%	20.1%	170
Non-Service Related Postretirement Costs

Non-service related postretirement costs were $44 in the first six months of 2024 as compared to $323 in the first six months of 2023. Non-service related postretirement costs in the first six months of 2023 included charges related to the ERISA litigation matter and charges related to the 2022 Global Productivity Initiative. Excluding these charges in the first six months of 2024, Non-service related postretirement costs were $44 in the first six months of 2024 and $52 in the first six months of 2023.

	Six Months Ended June 30,
	2024	2023
Non-service related postretirement costs, GAAP	$44	$323
2022 Global Productivity Initiative	—	(4)
ERISA litigation matter	—	(267)
Non-service related postretirement costs, non-GAAP	$44	$52
Interest (Income) Expense, Net

Interest (income) expense, net was $118 in the first six months of 2024 as compared to $112 in the first six months of 2023.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Income Taxes

The effective income tax rate was 24.1% for the second quarter of 2024 as compared to 39.8% for the second quarter of 2023. As reflected in the table below, the non-GAAP effective income tax rate was 23.8% for the second quarter of 2024 as compared to 25.4% for the second quarter of 2023.

The effective income tax rate was 24.4% for the first six months of 2024 as compared to 34.5% for the first six months of 2023. As reflected in the table below, the non-GAAP effective income tax rate was 24.1% for the first six months of 2024 as compared to 24.9% for the first six months of 2023.

The quarterly provision for income taxes is determined based on the Company’s estimated full year effective income tax rate adjusted by the amount of tax attributable to infrequent or unusual items that are separately recognized on a discrete basis in the income tax provision in the quarter in which they occur. The Company’s current estimate of its full year effective income tax rate before discrete period items is 24.3%, compared to 24.8% in 2023.
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
The Company has ongoing federal, state and international income tax audits in various jurisdictions and evaluates uncertain tax positions that may be challenged by local tax authorities and not fully sustained. All U.S. federal income tax returns through December 31, 2013 have been audited by the IRS and there are limited matters which the Company plans to appeal for years 2010 through 2013. One such matter relates to the IRS assessment of taxes on the Company by imputing income on certain activities within one of our international operations, which is also under audit for the years 2014 through 2018. There were U.S. Tax Court rulings during 2023 in favor of the IRS against unrelated third parties on similar matters. Despite the U.S. Tax Court rulings, the Company continues to believe that the tax assessment against the Company is without merit. While there can be no assurances, the Company believes this matter will ultimately be decided in favor of the Company. The amount of tax plus interest for the years 2010 through 2018 is estimated to be approximately $150, which is not included in the Company’s uncertain tax positions. In May 2024, the IRS initiated an audit for the years 2019 through 2021.
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
During the quarter ended June 30, 2023, we reassessed with our legal and tax advisers certain tax deductions taken in prior years by one of our subsidiaries and concluded that it was more likely than not that the deductions would not be sustained by the courts in that jurisdiction. The value of the tax deductions was not material to us in any year in which they were taken. The cumulative effect of the change in tax position of $148 was reflected as a discrete item in the quarter ended June 30, 2023 income tax expense, partially offset by the reversal of certain prior years’ withholding tax reserves of $22 that were no longer required. The tax liability was paid in the quarter ended September 30, 2023.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

	Three Months Ended June 30,
	2024			2023
	Income Before Income Taxes	Provision For Income Taxes(1)	Effective Income Tax Rate(2)	Income Before Income Taxes	Provision For Income Taxes(1)	Effective Income Tax Rate(2)
As Reported GAAP	$1,010	$243	24.1%	$887	$353	39.8%
2022 Global Productivity Initiative	27	4	(0.3)	21	4	(0.2)
Foreign tax matter	—	—	—	—	(126)	(14.2)
Non-GAAP	$1,036	$247	23.8%	$908	$231	25.4%
Note: Table may not sum due to rounding.

	Six Months Ended June 30,
	2024			2023
	Income Before Income Taxes	Provision For Income Taxes(1)	Effective Income Tax Rate(2)	Income Before Income Taxes	Provision For Income Taxes(1)	Effective Income Tax Rate(2)
As Reported GAAP	$1,977	$482	24.4%	$1,448	$500	34.5%
2022 Global Productivity Initiative	63	10	(0.3)	27	5	(0.1)
ERISA litigation matter	—	—	—	267	55	(2.2)
Foreign tax matter	—	—	—	—	(126)	(7.3)
Product recall costs	—	—	—	25	6	—
Non-GAAP	$2,040	$492	24.1%	$1,767	$440	24.9%
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
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Net Income Attributable to Colgate-Palmolive Company and Earnings Per Share

Net income attributable to Colgate-Palmolive Company in the first six months of 2024 increased to $1,414 from $874 in the comparable 2023 period. Earnings per common share on a diluted basis increased to $1.71 in the first six months of 2024 from $1.05 in the comparable 2023 period. Net income attributable to Colgate-Palmolive Company in the first six months of 2024 included charges resulting from the 2022 Global Productivity Initiative. Net income attributable to Colgate-Palmolive Company in the comparable 2023 period included charges resulting from the ERISA litigation matter, the foreign tax matter, the 2022 Global Productivity Initiative and product recall costs.

Excluding the items described above in both periods as applicable, Net income attributable to Colgate-Palmolive Company in the first six months of 2024 increased 17% to $1,467 from $1,252 in the first six months of 2023, and Earnings per common share on a diluted basis increased 19% to $1.78 in the first six months of 2024 from $1.50 in the first six months of 2023.

	Six Months Ended June 30, 2024
	Income Before Income Taxes	Provision For Income Taxes(1)	Net Income Including Noncontrolling Interests	Less: Income Attributable to Noncontrolling Interests	Net Income Attributable To Colgate-Palmolive Company	Diluted Earnings Per Share(2)
As Reported GAAP	$1,977	$482	$1,495	$81	$1,414	$1.71
2022 Global Productivity Initiative	63	10	53	—	53	0.07
Non-GAAP	$2,040	$492	$1,548	$81	$1,467	$1.78

	Six Months Ended June 30, 2023
	Income Before Income Taxes	Provision For Income Taxes(1)	Net Income Including Noncontrolling Interests	Less: Income Attributable to Noncontrolling Interests	Net Income Attributable To Colgate-Palmolive Company	Diluted Earnings Per Share(2)
As Reported GAAP	$1,448	$500	$948	$74	$874	$1.05
ERISA litigation matter	267	55	212	—	212	0.25
Foreign tax matter	—	(126)	126	—	126	0.15
2022 Global Productivity Initiative	27	5	22	1	21	0.03
Product recall costs	25	6	19	—	19	0.02
Non-GAAP	$1,767	$440	$1,327	$75	$1,252	$1.50
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
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Restructuring and Related Implementation Charges

On January 27, 2022, the Board approved the 2022 Global Productivity Initiative. Substantially all initiatives under the program have been implemented as of the second quarter of 2024 and the Company expects to incur the remaining charges in the second half of 2024. The 2022 Global Productivity Initiative resulted in the reallocation of resources towards the Company’s strategic priorities and faster growth businesses, efficiencies in the Company’s operations and the streamlining of its supply chain to reduce structural costs.

Total pretax charges from the implementation of the 2022 Global Productivity Initiative are now expected to be approximately $225 ($180 aftertax), once all the charges are recorded, which is now estimated to be comprised of the following categories: employee-related costs, including severance, pension and other termination benefits (80%); asset-related costs, primarily accelerated depreciation and asset write-downs (5%); and other charges (15%), which include contract termination costs, consisting primarily of implementation-related charges resulting directly from exit activities and the implementation of new strategies. It is now estimated that approximately 80% of the charges will result in cash expenditures.

Total annualized pretax savings from the 2022 Global Productivity Initiative are now expected to be approximately $125 ($100 aftertax). Savings achieved since the implementation of the 2022 Global Productivity Initiative were approximately $110 pretax ($90 aftertax).

It is now expected that the cumulative pretax charges, once all charges are recorded, will relate to initiatives undertaken in North America (10%), Latin America (10%), Europe (45%), Asia Pacific (5%), Africa/Eurasia (5%), Hill’s Pet Nutrition (10%) and Corporate (15%).

For the three months ended June 30, 2024, charges resulting from the 2022 Global Productivity Initiative were $27 pretax ($23 aftertax). For the three months ended June 30, 2023, charges resulting from the 2022 Global Productivity Initiative were $21 pretax ($16 aftertax).

For the six months ended June 30, 2024 and June 30, 2023, charges resulting from the 2022 Global Productivity Initiative are reflected in the income statement as follows:

	Six Months Ended June 30,
	2024	2023
Gross Profit	$9	$—
Selling, general and administrative expenses	3	2
Other (income) expense, net	51	21
Non-service related postretirement costs	—	4
Total 2022 Global Productivity Initiative charges, pretax	$63	$27

Total 2022 Global Productivity Initiative charges, aftertax	$53	$21

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
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Total charges incurred for the 2022 Global Productivity Initiative relate to initiatives undertaken by the following reportable operating segments and Corporate:

	Six Months Ended June 30,		Program-to-date Accumulated Charges
	2024	2023
North America	—%	14%	8%
Latin America	—%	2%	9%
Europe	90%	26%	41%
Asia Pacific	—%	22%	8%
Africa/Eurasia	1%	2%	7%
Hill’s Pet Nutrition	8%	15%	12%
Corporate	1%	19%	15%
Total	100%	100%	100%

Since the inception of the 2022 Global Productivity Initiative, the Company has incurred cumulative pretax charges of $205 ($165 aftertax) in connection with the implementation of various projects as follows:

Cumulative Charges
as of June 30, 2024
Employee-Related Costs	$175
Incremental Depreciation	7
Asset Impairments	1
Other	22
Total	$205

The following table summarizes the activity for the restructuring and related implementation charges discussed above and the related accruals:

	Six Months Ended June 30, 2024
	Employee-Related Costs	Incremental Depreciation	Asset Impairments	Other	Total
Balance at December 31, 2023	$10	$—	$—	$1	$11
Charges	49	7	—	7	63
Cash Payments	(10)	—	—	(5)	(15)
Charges against assets	—	(7)	—	—	(7)
Foreign exchange	(1)	—	—	—	(1)
Balance at June 30, 2024	$48	$—	$—	$3	$51

Employee-Related Costs primarily include severance and other termination benefits and are calculated based on long-standing benefit practices, written severance policies, local statutory requirements and, in certain cases, voluntary termination arrangements. Employee-Related Costs also include pension enhancements, which are reflected as Charges against assets within Employee-Related Costs in the preceding table, as the corresponding balance sheet amounts are reflected as a reduction of pension assets or an increase in pension liabilities. For the six months ended June 30, 2024, there were no pension enhancements included in Charges against assets within Employee-Related Costs.

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

Net sales growth (GAAP) and organic sales growth (Net sales growth excluding the impact of foreign exchange, acquisitions and divestments) (non-GAAP) are discussed in this Quarterly Report on Form 10-Q. Management believes the organic sales growth measure provides investors and analysts with useful supplemental information regarding the Company’s underlying sales trends by presenting sales growth excluding the external factor of foreign exchange, as well as the impact of acquisitions and divestments, as applicable. A reconciliation of organic sales growth to Net sales growth for the three and six months ended June 30, 2024 is provided below.

Gross Profit, Gross Profit margin, Selling, general and administrative expenses, Selling, General and Administrative Expenses as a Percentage of Net Sales, Other (income) expense, net, Operating profit, Operating profit margin, Non-service related postretirement costs, Effective income tax rate, Net income attributable to Colgate-Palmolive Company and Earnings per share on a diluted basis are discussed in this Quarterly Report on Form 10-Q both on a GAAP basis and excluding, as applicable, charges resulting from the ERISA litigation matter, the 2022 Global Productivity Initiative, product recall costs and the foreign tax matter. These non-GAAP financial measures exclude items that, either by their nature or amount, management would not expect to occur as part of the Company’s normal business on a regular basis, such as restructuring charges, charges for certain litigation and tax matters, acquisition-related costs, gains and losses from certain divestitures and certain other unusual, non-recurring items. Investors and analysts use these financial measures in assessing the Company’s business performance, and management believes that presenting these financial measures on a non-GAAP basis provides them with useful supplemental information to enhance their understanding of the Company’s underlying business performance and trends. These non-GAAP financial measures also enhance the ability to compare period-to-period financial results. A reconciliation of each of these non-GAAP financial measures to the most directly comparable GAAP financial measures for the three and six months ended June 30, 2024 and 2023 is presented within the applicable section of Results of Operations.

The following tables provide a quantitative reconciliation of Net sales growth to organic sales growth for the three and six months ended June 30, 2024:

Three Months Ended June 30, 2024	Net Sales Growth (GAAP)	Foreign Exchange Impact	Acquisitions and Divestments Impact	Organic Sales Growth (Non-GAAP)
Oral, Personal and Home Care
North America	2.5%	(0.1)%	—%	2.5%
Latin America	7.6%	(11.2)%	—%	18.8%
Europe	6.2%	(0.2)%	—%	6.5%
Asia Pacific	2.6%	(2.5)%	—%	5.1%
Africa/Eurasia	2.2%	(14.3)%	—%	16.4%
Total Oral, Personal and Home Care	4.7%	(5.0)%	—%	9.8%
Pet Nutrition	5.5%	(0.7)%	—%	6.1%
Total Company	4.9%	(4.1)%	—%	9.0%
Note: Table may not sum due to rounding.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Six Months Ended June 30, 2024	Net Sales Growth (GAAP)	Foreign Exchange Impact	Acquisitions and Divestments Impact	Organic Sales Growth (Non-GAAP)
Oral, Personal and Home Care
North America	3.2%	—%	—%	3.3%
Latin America	11.8%	(10.4)%	—%	22.2%
Europe	7.8%	1.0%	—%	6.8%
Asia Pacific	0.4%	(2.7)%	—%	3.2%
Africa/Eurasia	(1.3)%	(17.6)%	—%	16.3%
Total Oral, Personal and Home Care	5.8%	(4.8)%	—%	10.6%
Pet Nutrition	4.7%	(0.5)%	—%	5.2%
Total Company	5.5%	(3.8)%	—%	9.4%
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

Cash Flow

Net cash provided by operations increased 15% to $1,671 in the first six months of 2024, compared to $1,457 in the first six months of 2023, primarily due to higher net income, partially offset by an increase in receivables. The Company’s working capital was (2.5%) as a percentage of Net sales as of June 30, 2024 as compared to (1.3%) as of June 30, 2023. The Company defines working capital as the difference between current assets (excluding Cash and cash equivalents and marketable securities, the latter of which is reported in Other current assets) and current liabilities (excluding short-term debt).

Investing activities used $304 of cash in the first six months of 2024, compared to $438 in the first six months of 2023.

Capital expenditures were $243 in the first six months of 2024 compared to $347 in the first six months of 2023. Capital expenditures for 2024 are expected to be approximately 3.0% of Net sales. The Company continues to focus its capital spending on projects that are expected to yield high aftertax returns.

Financing activities used $1,206 of cash during the first six months of 2024, compared to $955 used in the first six months of 2023. The increase in cash used was primarily due to higher share repurchases, partially offset by higher proceeds from the exercise of stock options.

Long-term debt, including the current portion, decreased to $8,167 as of June 30, 2024, as compared to $8,239 as of December 31, 2023 and total debt was $8,676 as of June 30, 2024, as compared to $8,549 as of December 31, 2023. During the first quarter of 2024, the Company redeemed at maturity $500 of ten-year Medium-Term Notes with a fixed coupon of 3.25%. The redemption was financed with commercial paper borrowings.

Domestic and foreign commercial paper outstanding was $1,607 and $906 as of June 30, 2024 and December 31, 2023, respectively. The average daily balances outstanding for commercial paper in the first six months of 2024 and 2023 were $1,688 and $1,915, respectively. The Company classifies commercial paper and certain current maturities of notes payable as long-term debt when it has the intent and ability to refinance such obligations on a long-term basis, including, if necessary, by utilizing its unused lines of credit or by issuing long-term debt pursuant to an effective shelf registration statement.

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

Cash and cash equivalents increased $144 during the first six months of 2024 to $1,110 at June 30, 2024, compared to $966 at December 31, 2023, the majority of which ($1,016 and $922, respectively) was held by the Company’s foreign subsidiaries.

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

COLGATE-PALMOLIVE COMPANY

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chairman of the Board, President and Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2024 (the “Evaluation”). Based upon the Evaluation, the Company’s Chairman of the Board, President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) are effective.

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

The following table shows the stock repurchase activity for the three months in the quarter ended June 30, 2024:

Month	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(3) (in millions)
April 1 through 30, 2024	1,014,319	$87.80	1,014,319	$2,265
May 1 through 31, 2024	1,731,098	$93.23	1,725,858	$2,104
June 1 through 30, 2024	2,081,617	$95.98	2,080,600	$1,904
Total	4,827,034	$93.27	4,820,777

(1) Includes share repurchases under the 2022 Program and those associated with certain employee elections under the Company’s compensation and benefit programs.
(2) The difference between the total number of shares purchased and the total number of shares purchased as part of publicly announced plans or programs is 6,257 shares, which represents shares deemed surrendered to the Company to satisfy certain employee elections under the Company’s compensation and benefit programs.
(3) Includes approximate dollar value of shares that were available to be purchased under the publicly announced plans or programs that were in effect as of June 30, 2024.

COLGATE-PALMOLIVE COMPANY

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not Applicable.

Item 5.    Other Information

(c) Trading Plans

During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
The following materials from Colgate-Palmolive Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2024, formatted in Inline eXtensible Business Reporting Language (Inline XBRL): (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Changes in Shareholders’ Equity; and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

__________
* Filed herewith.

** Furnished herewith.

COLGATE-PALMOLIVE COMPANY
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLGATE-PALMOLIVE COMPANY
(Registrant)

Principal Executive Officer:

July 26, 2024	/s/ Noel R. Wallace
Noel R. Wallace
Chairman of the Board, President and Chief Executive Officer

Principal Financial Officer:

July 26, 2024	/s/ Stanley J. Sutula III
Stanley J. Sutula III
Chief Financial Officer

Principal Accounting Officer:

July 26, 2024	/s/ Gregory O. Malcolm
Gregory O. Malcolm
Executive Vice President and Controller