Form 10-Q
period 2024-09-30
COLGATE PALMOLIVE CO
filed 2024-10-25
CIK 21665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________
FORM 10-Q
________________________
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding	Date
Common stock, $1.00 par value	817,010,957	September 30, 2024

PART I.    FINANCIAL INFORMATION

COLGATE-PALMOLIVE COMPANY
Condensed Consolidated Statements of Income
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net sales	$5,033	$4,915	$15,156	$14,507
Cost of sales	1,959	2,038	5,977	6,131
Gross profit	3,074	2,877	9,179	8,376
Selling, general and administrative expenses	1,979	1,822	5,833	5,348
Other (income) expense, net	30	26	141	116
Operating profit	1,065	1,029	3,205	2,912
Non-service related postretirement costs	23	15	67	338
Interest (income) expense, net	56	58	175	170
Income before income taxes	986	956	2,963	2,404
Provision for income taxes	210	209	693	709
Net income including noncontrolling interests	776	747	2,270	1,695
Less: Net income attributable to noncontrolling interests	39	39	120	113
Net income attributable to Colgate-Palmolive Company	$737	$708	$2,150	$1,582

Earnings per common share, basic	$0.90	$0.86	$2.62	$1.91

Earnings per common share, diluted	$0.90	$0.86	$2.61	$1.90

See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Condensed Consolidated Statements of Comprehensive Income
(Dollars in Millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income including noncontrolling interests	$776	$747	$2,270	$1,695
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	44	(79)	(168)	(9)
Retirement plans and other retiree benefit adjustments	21	32	32	45
Gains (losses) on cash flow hedges	(7)	5	(5)	1
Total Other comprehensive income (loss), net of tax	58	(42)	(141)	37
Total Comprehensive income including noncontrolling interests	834	705	2,129	1,732
Less: Net income attributable to noncontrolling interests	39	39	120	113
Less: Cumulative translation adjustments attributable to noncontrolling interests	3	(3)	(5)	(44)
Total Comprehensive income attributable to noncontrolling interests	42	36	115	69
Total Comprehensive income attributable to Colgate-Palmolive Company	$792	$669	$2,014	$1,663

See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Condensed Consolidated Balance Sheets
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

	September 30, 2024	December 31, 2023
Assets
Current Assets
Cash and cash equivalents	$1,234	$966
Receivables (net of allowances of $88 and $80, respectively)	1,712	1,586
Inventories	2,041	1,934
Other current assets	819	793
Total current assets	5,806	5,279
Property, plant and equipment:
Cost	10,238	10,286
Less: Accumulated depreciation	(5,817)	(5,704)
	4,421	4,582
Goodwill	3,389	3,410
Other intangible assets, net	1,834	1,887
Deferred income taxes	219	214
Other assets	1,105	1,021
Total assets	$16,774	$16,393
Liabilities and Shareholders’ Equity
Current Liabilities
Notes and loans payable	$507	$310
Current portion of long-term debt	20	20
Accounts payable	1,625	1,698
Accrued income taxes	347	336
Other accruals	3,066	2,377
Total current liabilities	5,565	4,741
Long-term debt	7,909	8,219
Deferred income taxes	320	361
Other liabilities	2,144	2,115
Total liabilities	15,938	15,436
Shareholders’ Equity
Common stock, $1 par value (2,000,000,000 shares authorized, 1,465,706,360 shares issued)	1,466	1,466
Additional paid-in capital	4,142	3,808
Retained earnings	25,814	25,289
Accumulated other comprehensive income (loss)	(4,074)	(3,937)
Treasury stock, at cost	(26,913)	(26,017)
Total Colgate-Palmolive Company shareholders’ equity	435	609
Noncontrolling interests	401	348
Total equity	836	957
Total liabilities and equity	$16,774	$16,393
See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Condensed Consolidated Statements of Cash Flows
(Dollars in Millions)
(Unaudited)

	Nine Months Ended
	September 30,
	2024	2023
Operating Activities
Net income including noncontrolling interests	$2,270	$1,695
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operations:
Depreciation and amortization	457	417
ERISA litigation matter	—	267
Restructuring and termination benefits, net of cash	54	(17)
Stock-based compensation expense	108	97
Deferred income taxes	(98)	(109)
Cash effects of changes in:
Receivables	(184)	(62)
Inventories	(94)	150
Accounts payable and other accruals	327	168
Other non-current assets and liabilities	(2)	3
Net cash provided by (used in) operations	2,838	2,609
Investing Activities
Capital expenditures	(377)	(508)
Purchases of marketable securities and investments	(358)	(324)
Proceeds from sale of marketable securities and investments	260	264
Other investing activities	21	(31)
Net cash provided by (used in) investing activities	(454)	(599)
Financing Activities
Short-term borrowing (repayment) less than 90 days, net	337	(564)
Principal payments of debt	(502)	(903)
Proceeds from issuance of debt	2	1,497
Dividends paid	(1,275)	(1,243)
Purchases of treasury shares	(1,284)	(883)
Proceeds from exercise of stock options	611	325
Other financing activities	1	(30)
Net cash provided by (used in) financing activities	(2,110)	(1,801)
Effect of exchange rate changes on Cash and cash equivalents	(6)	(33)
Net increase (decrease) in Cash and cash equivalents	268	176
Cash and cash equivalents at beginning of the period	966	775
Cash and cash equivalents at end of the period	$1,234	$951
Supplemental Cash Flow Information
Income taxes paid	$762	$726
Interest paid	$267	$243
See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in Millions)
(Unaudited)

Three Months Ended September 30, 2024
	Colgate-Palmolive Company Shareholders’ Equity
	Common Stock	Additional Paid-in Capital	Unearned Compensation	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)(1)	Noncontrolling Interests
Balance, June 30, 2024	$1,466	$4,035	$—	$(26,736)	$25,486	$(4,128)	$359
Net income	—	—	—	—	737	—	39
Other comprehensive income (loss), net of tax	—	—	—	—	—	55	3
Dividends ($0.50 per share)	—	—	—	—	(409)	—	—
Stock-based compensation expense	—	65	—	—	—	—	—
Shares issued for stock options	—	71	—	87	—	—	—
Shares issued for restricted stock units	—	(29)	—	29	—	—	—
Treasury stock acquired	—	—	—	(295)	—	—	—
Other	—	—	—	2	—	(1)	—
Balance, September 30, 2024	$1,466	$4,142	$—	$(26,913)	$25,814	$(4,074)	$401

Three Months Ended September 30, 2023
	Colgate-Palmolive Company Shareholders’ Equity
	Common Stock	Additional Paid-in Capital	Unearned Compensation	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)(1)	Noncontrolling Interests
Balance, June 30, 2023	$1,466	$3,688	$—	$(25,541)	$24,258	$(3,935)	$379
Net income	—	—	—	—	708	—	39
Other comprehensive income (loss), net of tax	—	—	—	—	—	(39)	(3)
Dividends ($0.48 per share)	—	—	—	—	(395)	—	—
Stock-based compensation expense	—	60	—	—	—	—	—
Shares issued for stock options	—	29	—	25	—	—	—
Shares issued for restricted stock units	—	(16)	—	16	—	—	—
Treasury stock acquired	—	—	—	(332)	—	—	—
Other	—	1	—	(2)	—	—	—
Balance, September 30, 2023	$1,466	$3,762	$—	$(25,834)	$24,571	$(3,974)	$415
(1) Accumulated other comprehensive income (loss) includes cumulative translation losses of $3,515 at September 30, 2024 ($3,458 at September 30, 2023) and $3,555 at June 30, 2024 ($3,381 at June 30, 2023), respectively, and unrecognized retirement plan and other retiree benefits costs of $615 at September 30, 2024 ($586 at September 30, 2023) and $636 at June 30, 2024 ($618 at June 30, 2023), respectively.

See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in Millions)
(Unaudited)

Nine Months Ended September 30, 2024
	Colgate-Palmolive Company Shareholders’ Equity
	Common Stock	Additional Paid-in Capital	Unearned Compensation	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)(1)	Noncontrolling Interests
Balance, December 31, 2023	$1,466	$3,808	$—	$(26,017)	$25,289	$(3,937)	$348
Net income	—	—	—	—	2,150	—	120
Other comprehensive income (loss), net of tax	—	—	—	—	—	(136)	(5)
Dividends ($1.98 per share)*	—	—	—	—	(1,625)	—	(63)
Stock-based compensation expense	—	108	—	—	—	—	—
Shares issued for stock options	—	273	—	337	—	—	—
Shares issued for restricted stock units	—	(51)	—	51	—	—	—
Treasury stock acquired	—	—	—	(1,284)	—	—	—
Other	—	4	—	—	—	(1)	1
Balance, September 30, 2024	$1,466	$4,142	$—	$(26,913)	$25,814	$(4,074)	$401

Nine Months Ended September 30, 2023
	Colgate-Palmolive Company Shareholders’ Equity
	Common Stock	Additional Paid-in Capital	Unearned Compensation	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)(1)	Noncontrolling Interests
Balance, December 31, 2022	$1,466	$3,546	$(1)	$(25,128)	$24,573	$(4,055)	$405
Net income	—	—	—	—	1,582	—	113
Other comprehensive income (loss), net of tax	—	—	—	—	—	81	(44)
Dividends ($1.91 per share)*	—	—	—	—	(1,584)	—	(59)
Stock-based compensation expense	—	97	—	—	—	—	—
Shares issued for stock options	—	145	—	152	—	—	—
Shares issued for restricted stock units	—	(30)	—	30	—	—	—
Treasury stock acquired	—	—	—	(883)	—	—	—
Other	—	4	1	(5)	—	—	—
Balance, September 30, 2023	$1,466	$3,762	$—	$(25,834)	$24,571	$(3,974)	$415
(1) Accumulated other comprehensive income (loss) includes cumulative translation losses of $3,515 at September 30, 2024 ($3,458 at September 30, 2023) and $3,351 at December 31, 2023 ($3,491 at December 31, 2022), respectively, and unrecognized retirement plan and other retiree benefits costs of $615 at September 30, 2024 ($586 at September 30, 2023) and $647 at December 31, 2023 ($631 at December 31, 2022), respectively.
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

In October 2023, the FASB issued ASU No. 2023-06, “Disclosure Improvements-Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative.” This ASU modified the disclosure and presentation requirements of a variety of codification topics by aligning them with the SEC’s regulations. This guidance is effective for the Company no later than June 30, 2027. As this accounting standard only impacts disclosures, it will not have a material impact on the Company’s Consolidated Financial Statements.

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

4.    Restructuring and Related Implementation Charges

On January 27, 2022, the Company’s Board of Directors (the “Board”) approved a targeted productivity program (the “2022 Global Productivity Initiative”). All initiatives under the program have been implemented as of the third quarter of 2024 and the Company expects to incur the remaining charges by the end of 2024. The 2022 Global Productivity Initiative resulted in the reallocation of resources towards the Company’s strategic priorities and faster growth businesses, efficiencies in the Company’s operations and the streamlining of its supply chain to reduce structural costs.

Total pretax charges from the implementation of the 2022 Global Productivity Initiative are expected to be approximately $225 ($180 aftertax), once all the charges are recorded, which is comprised of the following categories: employee-related costs, including severance, pension and other termination benefits (80%); asset-related costs, primarily accelerated depreciation and asset write-downs (5%); and other charges (15%), which include contract termination costs, consisting primarily of implementation-related charges resulting directly from exit activities and the implementation of new strategies. It is expected that approximately 80% of the charges will result in cash expenditures.

For the three months ended September 30, 2024, charges resulting from the 2022 Global Productivity Initiative were $15 pretax ($13 aftertax). For the three months ended September 30, 2023, charges resulting from the 2022 Global Productivity Initiative were $2 pretax ($2 aftertax).

For the nine months ended September 30, 2024 and September 30, 2023, charges resulting from the 2022 Global Productivity Initiative are reflected in the income statement as follows:

	Nine Months Ended September 30,
	2024	2023
Gross Profit	$19	$1
Selling, general and administrative expenses	4	2
Other (income) expense, net	54	22
Non-service related postretirement costs	—	4
Total 2022 Global Productivity Initiative charges, pretax	$77	$29

Total 2022 Global Productivity Initiative charges, aftertax	$67	$23

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
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)
Total charges incurred for the 2022 Global Productivity Initiative relate to initiatives undertaken by the following reportable operating segments and Corporate:

	Nine Months Ended September 30,		Program-to-date Accumulated Charges
	2024	2023
North America(1)	3%	15%	9%
Latin America	—%	1%	9%
Europe(1)	88%	19%	43%
Asia Pacific	—%	21%	7%
Africa/Eurasia	—%	10%	6%
Hill's Pet Nutrition	7%	14%	12%
Corporate	2%	20%	14%
Total	100%	100%	100%

(1) The Company has recast its historical geographic segment information to conform to the reporting structure effective as of July 1, 2024. The results of the skin health business previously reported within the Europe reportable operating segment are reported with the other skin health businesses in the North America reportable operating segment. See Note 10, Segment Information for additional details.

Since the inception of the 2022 Global Productivity Initiative, the Company has incurred cumulative pretax charges of $220 ($178 aftertax) in connection with the implementation of various projects as follows:

Cumulative Charges
as of September 30, 2024
Employee-Related Costs	$175
Incremental Depreciation	13
Asset Impairments	1
Other	31
Total	$220

The following table summarizes the activity for the restructuring and related implementation charges discussed above and the related accruals:

	Nine Months Ended September 30, 2024
	Employee-Related Costs	Incremental Depreciation	Asset Impairments	Other	Total
Balance at December 31, 2023	$10	$—	$—	$1	$11
Charges	49	13	—	15	77
Cash Payments	(13)	—	—	(10)	(23)
Charges against assets	—	(13)	—	—	(13)
Foreign exchange	(1)	—	—	—	(1)
Balance at September 30, 2024	$45	$—	$—	$6	$51

Employee-Related Costs primarily include severance and other termination benefits and are calculated based on long-standing benefit practices, written severance policies, local statutory requirements and, in certain cases, voluntary termination arrangements. Employee-Related Costs also include pension enhancements which are reflected as Charges against assets within Employee-Related Costs in the preceding table as the corresponding balance sheet amounts are

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)
reflected as a reduction of pension assets or an increase in pension liabilities. For the nine months ended September 30, 2024, there were no pension enhancements included in Charges against assets within Employee-Related Costs.

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

5.    Inventories

Inventories by major class were as follows:

	September 30, 2024	December 31, 2023
Raw materials and supplies	$620	$606
Work-in-process	49	46
Finished goods	1,489	1,411
Total Inventories, net	$2,158	$2,063
Non-current inventory, net	(117)	(129)
Current Inventories, net	$2,041	$1,934
6.    Earnings Per Share

For the three months ended September 30, 2024 and 2023, earnings per share were as follows:

	Three Months Ended
	September 30, 2024			September 30, 2023
	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share
Basic EPS	$737	817.7	$0.90	$708	825.6	$0.86
Stock options and restricted stock units		4.8			1.7
Diluted EPS	$737	822.5	$0.90	$708	827.3	$0.86

For the three months ended September 30, 2024 and 2023, the average number of stock options and restricted stock units that were anti-dilutive and not included in diluted earnings per share calculations were 315,441 and 13,538,153, respectively.

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)
For the nine months ended September 30, 2024 and 2023, earnings per share were as follows:

	Nine Months Ended
	September 30, 2024			September 30, 2023
	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share
Basic EPS	$2,150	820.1	$2.62	$1,582	828.8	$1.91
Stock options and restricted stock units		4.1			1.7
Diluted EPS	$2,150	824.2	$2.61	$1,582	830.5	$1.90
For the nine months ended September 30, 2024 and 2023, the average number of stock options and restricted stock units that were anti-dilutive and not included in diluted earnings per share calculations were 113,356 and 13,504,588, respectively.
Basic and diluted earnings per share are computed independently for each quarter and any year-to-date period presented. As a result of changes in the number of shares outstanding during the year and rounding, the sum of the quarters’ earnings per share may not necessarily equal the earnings per share for any year-to-date period.

7.    Other Comprehensive Income (Loss)

Additions to and reclassifications out of Accumulated other comprehensive income (loss) attributable to the Company for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cumulative translation adjustments, pre-tax	$(10)	$(46)	$(175)	$60
Tax amounts	51	(30)	12	(25)
Cumulative translation adjustments, net of tax	41	(76)	(163)	35
Pension and other benefits:
Net actuarial gains (losses), prior service costs and settlements during the period	22	40	21	40
Amortization of net actuarial losses (gains), transition and prior service costs(1)	7	7	22	23
Retirement Plan and other retiree benefit adjustments, pre-tax	29	47	43	63
Tax amounts	(8)	(15)	(11)	(18)
Retirement Plan and other retiree benefit adjustments, net of tax	21	32	32	45
Cash flow hedges:
Gains (losses) on cash flow hedges, pre-tax	(8)	7	(6)	1
Tax amounts	1	(2)	1	—
Gains (losses) on cash flow hedges, net of tax	(7)	5	(5)	1
Total Other comprehensive income (loss), net of tax	$55	$(39)	$(136)	$81
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

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)
8.    Retirement Plans and Other Retiree Benefits

Components of Net periodic benefit cost for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30,
	Pension Benefits				Other Retiree Benefits
	United States		International
	2024	2023	2024	2023	2024	2023
Service cost	$1	$—	$3	$3	$2	$2
Interest cost	23	20	7	6	8	7
Expected return on plan assets	(20)	(20)	(7)	(5)	—	—
Amortization of actuarial losses (gains)	10	12	2	1	(5)	(6)
Net periodic benefit cost	$14	$12	$5	$5	$5	$3
Other postretirement charges	5	—	—	—	—	—
Total pension cost	$19	$12	$5	$5	$5	$3

	Nine Months Ended September 30,
	Pension Benefits				Other Retiree Benefits
	United States		International
	2024	2023	2024	2023	2024	2023
Service cost	$1	$—	$11	$9	$6	$6
Interest cost	70	68	22	22	26	29
Expected return on plan assets	(58)	(61)	(20)	(14)	—	—
Amortization of actuarial losses (gains)	31	34	4	3	(13)	(14)
Net periodic benefit cost	$44	$41	$17	$20	$19	$21
Other postretirement charges	5	4	—	—	—	—
ERISA litigation matter	—	267	—	—	—	—
Total pension cost	$49	$312	$17	$20	$19	$21

Other postretirement charges for the three and nine months ended September 30, 2024 included pension and other charges amounting to $5. Other postretirement charges for the three and nine months ended September 30, 2023 included pension and other charges of $0 and $4, respectively, incurred pursuant to the 2022 Global Productivity Initiative.

In the first quarter of 2023, the Company recorded a charge of $267 as a result of a decision of the United States Court of Appeals for the Second Circuit (the “Second Circuit”) affirming a grant of summary judgment to the plaintiffs in a lawsuit under the Employee Retirement Income Security Act (“ERISA”) seeking the recalculation of benefits and other relief associated with a 2005 residual annuity amendment to the Colgate-Palmolive Company Employees’ Retirement Income Plan (the “Retirement Plan”). The decision resulted in an increase in the obligations of the Retirement Plan, which based on the current funded status of the Retirement Plan and depending on the asset performance, impact of interest rates for the remainder of the year and further developments in the litigation, may require a cash contribution by the Company in 2025. See Note 9, Contingencies for additional information.

For the three and nine months ended September 30, 2024 and 2023, the Company made no voluntary contributions to its U.S. postretirement plans.

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)
9.    Contingencies

As a global company serving consumers in more than 200 countries and territories, the Company is routinely subject to a wide variety of legal proceedings. These include disputes relating to intellectual property, contracts, product liability, marketing, advertising, foreign exchange controls, antitrust and trade regulation, as well as labor and employment, pension, data privacy and security, environmental and tax matters and consumer class actions. In addition, management proactively reviews and monitors the Company’s exposure to, and the impact of, environmental matters. The Company is party to various environmental matters and, as such, may be responsible for all or a portion of the cleanup, restoration and post-closure monitoring of several sites.

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

The Brazilian internal revenue authority has disallowed interest deductions and foreign exchange losses taken by the Company’s Brazilian subsidiary for certain years in connection with the financing of the Kolynos acquisition. The tax assessments with interest, penalties and any court-mandated fees, at the current exchange rate, are approximately $105. This amount includes additional assessments received from the Brazilian internal revenue authority in April 2016 relating to net operating loss carryforwards used by the Company’s Brazilian subsidiary to offset taxable income that had also been deducted from the authority’s original assessments. The Company has been disputing the disallowances by appealing the assessments since October 2001.

In each of September 2015, February 2017, September 2018, April 2019 and August 2020, the Company lost an administrative appeal and subsequently challenged these assessments in the Brazilian federal courts. Currently, there are three lawsuits pending in the Lower Federal Court and two cases have progressed to the Federal Court of Appeals. Although there can be no assurances, management believes, based on the opinion of its Brazilian legal counsel, that the disallowances are without merit and that the Company should ultimately prevail. The Company is challenging these disallowances vigorously. In November 2023, based upon changes in Brazilian tax law, the Company filed petitions in three of the actions requesting that the penalty portion of the claim be removed. The Brazilian tax authority agreed with the Company's position and in August 2024 reduced its claim in two of those actions and in October 2024 reduced its claim in the third.

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

In December 2005, the Brazilian internal revenue authority issued to the Company’s Brazilian subsidiary a tax assessment with interest, penalties and any court-mandated fees of approximately $53, at the current exchange rate, based on a claim that certain purchases of U.S. Treasury bills by the subsidiary and their subsequent disposition during the period 2000 to 2001 were subject to a tax on foreign exchange transactions. The Company had been disputing the assessment within the internal revenue authority’s administrative appeals process. However, in November 2015, the Superior Chamber of Administrative Tax Appeals denied the Company’s final administrative appeal, and the Company has filed a lawsuit in the Brazilian federal court. In the event the Company is unsuccessful in this lawsuit, further appeals are available within the Brazilian federal courts. Although there can be no assurances, management believes, based on the opinion of its Brazilian legal counsel, that the tax assessment is without merit and that the Company should ultimately prevail. The Company is challenging this assessment vigorously. In addition, in April 2024, based upon changes in Brazilian tax law, the Company filed a petition in this matter requesting that the penalty portion of the claim be removed. The Brazilian tax authority has not yet responded to that petition.

Competition Matter

Certain of the Company’s subsidiaries were historically subject to actions and, in some cases, fines, by governmental authorities in a number of countries related to alleged competition law violations. Substantially all of these matters also involved other consumer goods companies and/or retail customers. The Company’s policy is to comply with antitrust and competition laws and, if a violation of any such laws is found, to take appropriate remedial action and to cooperate fully with any related governmental inquiry. The status as of September 30, 2024 of such competition law matters pending against the Company during the nine months ended September 30, 2024 is set forth below.

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

As of September 30, 2024, there were 313 individual cases pending against the Company in state and federal courts throughout the United States, as compared to 293 cases as of June 30, 2024 and 279 cases as of December 31, 2023. During the three months ended September 30, 2024, 39 new cases were filed, 18 cases were resolved by voluntary dismissal or settlement and one case was removed from the case count when it was established that the claim does not relate to talcum powder. During the nine months ended September 30, 2024, 105 new cases were filed and 70 cases were resolved by voluntary dismissal, settlement or dismissal by the court, and one case was removed from the case count as described in the previous sentence. The value of the settlements in the periods presented was not material, either individually or in the aggregate, to such periods’ results of operations. During the three months ended March 31, 2024, one case resulted in a jury verdict in favor of the Company after a trial. Subsequently, the trial court granted plaintiffs’ motion for a new trial in that case. However, during the three months ended September 30, 2024, an appellate court granted the Company’s request to reinstate the jury’s verdict in favor of the Company. Plaintiffs are challenging the ruling of the appellate court.

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

In light of the Second Circuit decision, the Company recorded a charge to earnings of $267 in the quarter ended March 31, 2023, which is comprised of the recalculation of benefits and interest. Possible additional charges associated with this matter are expected to be immaterial and, where estimable, are reflected in the range of reasonably possible losses disclosed above. The decision resulted in an increase in the obligations of the Retirement Plan, which based on the current funded status of the Retirement Plan and depending on the asset performance, impact of interest rates for the remainder of the year and further developments in the litigation, may require a cash contribution by the Company in 2025. In June 2023, the Company filed a petition for certiorari to the United States Supreme Court requesting permission for an appeal to that court and that petition was denied in October 2023. Also, in June 2023, the plaintiffs filed a motion to enter a revised final judgment in the District Court to address certain unresolved calculation issues, which the Company opposed. In March 2024, the District Court granted the plaintiffs’ motion and found for the plaintiffs on those calculation issues. The Company is appealing that decision to the Second Circuit.

10.    Segment Information

The Company operates in two product segments: Oral, Personal and Home Care; and Pet Nutrition.

The operations of the Oral, Personal and Home Care product segment are managed geographically in five reportable operating segments: North America, Latin America, Europe, Asia Pacific and Africa/Eurasia.

In connection with management changes, the Company realigned the reporting structure of its skin health business effective July 1, 2024. Accordingly, commencing with the quarter ended September 30, 2024, the results of the skin health business previously reported within the Europe reportable operating segment are reported with the other skin health businesses in the North America reportable operating segment, with no impact on the Company's consolidated results of operations or financial position. The Company has recast its historical geographic segment information to conform to the new reporting structure.

As a result of this reporting structure realignment, the Company reallocated the goodwill of its skin health business (approximately $223) from the Europe segment to the North America segment. In conjunction with this reporting structure realignment, the Company completed an assessment indicating no goodwill impairment existed as a result of this new segment reporting structure.

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

Net sales by segment were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net sales
Oral, Personal and Home Care
North America	$1,004	$1,025	$3,076	$3,044
Latin America	1,156	1,194	3,676	3,447
Europe	744	690	2,102	1,935
Asia Pacific	725	682	2,133	2,084
Africa/Eurasia	278	266	827	822
Total Oral, Personal and Home Care	3,907	3,857	11,814	11,332
Pet Nutrition	1,126	1,058	3,342	3,175
Total Net sales	$5,033	$4,915	$15,156	$14,507
Approximately two-thirds of the Company’s Net sales are generated from markets outside the U.S., with approximately 45% of the Company’s Net sales coming from emerging markets (which consist of Latin America, Asia (excluding Japan), Africa/Eurasia and Central Europe).
The Company’s Net sales of Oral, Personal and Home Care and Pet Nutrition products accounted for the following percentages of the Company’s Net sales:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net sales
Oral Care	44%	43%	43%	42%
Personal Care	18%	19%	18%	19%
Home Care	16%	17%	17%	17%
Pet Nutrition	22%	21%	22%	22%
Total Net sales	100%	100%	100%	100%

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)
Operating profit by segment was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Operating profit
Oral, Personal and Home Care
North America	$206	$227	$633	$640
Latin America	365	372	1,187	1,050
Europe	181	165	502	422
Asia Pacific	199	193	602	564
Africa/Eurasia	65	66	195	196
Total Oral, Personal and Home Care	1,016	1,024	3,119	2,873
Pet Nutrition	258	201	691	575
Corporate	(208)	(196)	(605)	(536)
Total Operating profit	$1,065	$1,029	$3,205	$2,912
Note: Table may not sum due to rounding.
Corporate Operating profit (loss) for the three months ended September 30, 2024 and September 30, 2023 included charges resulting from the 2022 Global Productivity Initiative of $15 and $2, respectively.
Corporate Operating profit (loss) for the nine months ended September 30, 2024 included charges resulting from the 2022 Global Productivity Initiative of $77.

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

The following table summarizes the fair value of the Company’s derivative instruments and other financial instruments which are carried at fair value in the Company’s Condensed Consolidated Balance Sheets at September 30, 2024 and December 31, 2023:

	Assets			Liabilities
	Account	Fair Value		Account	Fair Value
Designated derivative instruments		September 30, 2024	December 31, 2023		September 30, 2024	December 31, 2023
Foreign currency contracts	Other current assets	$31	$19	Other accruals	$39	$25
Commodity contracts	Other current assets	—	—	Other accruals	1	1
Total designated		$31	$19		$40	$26

Other financial instruments
Marketable securities	Other current assets	$260	$179
Total other financial instruments		$260	$179

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)
The carrying amount of cash, cash equivalents, marketable securities, accounts receivable and short-term debt approximated fair value as of September 30, 2024 and December 31, 2023. The estimated fair value of the Company’s long-term debt, including the current portion, as of September 30, 2024 and December 31, 2023, was $7,565 and $7,862, respectively, and the related carrying value was $7,929 and $8,239, respectively. The estimated fair value of long-term debt was derived principally from quoted prices on the Company’s outstanding fixed-term notes (Level 2 valuation).

The following tables present the notional values as of:

	September 30, 2024
	Foreign Currency Contracts	Foreign Currency Debt	Commodity Contracts	Total
Fair Value Hedges	$1,732	$—	$—	$1,732
Cash Flow Hedges	1,022	—	26	1,048
Net Investment Hedges	474	4,269	—	4,743

	December 31, 2023
	Foreign Currency Contracts	Foreign Currency Debt	Commodity Contracts	Total
Fair Value Hedges	$1,625	$—	$—	$1,625
Cash Flow Hedges	869	—	39	908
Net Investment Hedges	280	3,908	—	4,188

The amount of gain (loss) recognized in income associated with fair value hedges did not have a material impact on the Company’s Condensed Consolidated Financial Statements during the three and nine months ended September 30, 2024.

The amount of gain (loss) recognized in income and Accumulated Other Comprehensive Income (AOCI) associated with cash flow hedges did not have a material impact on the Company’s Condensed Consolidated Financial Statements during the three and nine months ended September 30, 2024.

The following table presents the amount of gain (loss) on net investment hedges recognized in the Company’s AOCI:

	Gain (Loss) Recognized in AOCI
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Hedging instruments:
Foreign currency contracts	$(4)	$(37)	$20	$(19)
Foreign currency debt	(216)	50	(82)	90
Total gain (loss) on net investment hedges	$(220)	$13	$(62)	$71

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)
12. Supplier Finance Program

The Company has agreements to provide supplier finance programs which facilitate participating suppliers’ ability to finance payment obligations of the Company with designated third-party financial institutions. Participating suppliers may, at their sole discretion, elect to finance one or more payment obligations of the Company prior to their scheduled due dates at a discounted price to participating financial institutions. The Company’s obligations to its suppliers, including amounts due and scheduled payment dates, are not impacted by suppliers’ decisions to finance amounts under these arrangements. The outstanding payment obligations under the Company’s supplier finance programs are included in Accounts Payable in the Condensed Consolidated Balance Sheets and were not material as of September 30, 2024 and December 31, 2023.

13. Income Taxes

The effective income tax rate was 21.3% for the third quarter of 2024 as compared to 21.9% for the third quarter of 2023. The quarterly provision for income taxes is determined based on the Company’s estimated full year effective income tax rate adjusted by the amount of tax attributable to infrequent or unusual items that are separately recognized on a discrete basis in the income tax provision in the quarter in which they occur. The Company’s current estimate of its full year effective income tax rate before discrete period items is 23.7%, flat with the comparable period of 2023.

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

On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was enacted, which among other things, implements a 15% minimum tax on book income of certain large corporations effective for years beginning after December 31, 2022. Based on the Company’s analysis, as well as guidance published by the IRS, the IRA, and in particular the 15% minimum tax, did not have an impact on the Company’s Consolidated Financial Statements. Subsequent to the aforementioned guidance published by the IRS, on September 12, 2024, the U.S. Treasury Department and IRS released proposed regulations relating to this 15% minimum tax. The Company is currently evaluating the potential impact of these regulations and will evaluate any additional guidance and clarification that becomes available.

Additionally, on December 15, 2022, the 27 member states of the European Union (“EU”) reached an agreement on a minimum level of taxation for certain large corporations to pay a minimum corporate tax rate of 15% in every jurisdiction in which they operate. This agreement, which is known as the Minimum Tax Directive (part of the “Pillar II Model Rules”), was supposed to be transposed into the laws of all EU member states by December 31, 2023. Most member states complied, while some were granted extensions of time. In addition, many other jurisdictions outside the EU have also committed to implement this Directive while others have implemented a similar minimum tax regime consistent with the policy of the Pillar II Model Rules. Details of these rules are still being developed and, in some cases, enactment and timing is still uncertain. Based on current legislation and available guidance, this Directive does not have a material impact

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)
on the Company’s Consolidated Financial Statements. However, as these rules and related regulations are revised and implemented, the Company will evaluate the impact, if any, on its Consolidated Financial Statements.

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

In connection with management changes, we realigned the reporting structure of our skin health business effective July 1, 2024. Accordingly, commencing with the quarter ending September 30, 2024, the results of the skin health business previously reported within the Europe reportable operating segment are now reported with our other skin health businesses in the North America reportable operating segment, with no impact on the Company's consolidated results of operations or financial position.

On an ongoing basis, management focuses on a variety of key indicators to monitor business health and performance. These indicators include net sales (including volume, pricing and foreign exchange components), organic sales growth (net sales growth excluding the impact of foreign exchange, acquisitions and divestments), a non-GAAP financial measure, and gross profit margin, selling, general and administrative expenses, operating profit, net income and earnings per share, in each case, on a GAAP and non-GAAP basis, as well as measures used to optimize the management of working capital, capital expenditures, cash flow and return on capital. In addition, we review market share, household penetration and other data to assess how our brands are performing within their categories on a global and regional basis. The monitoring of these indicators and our Code of Conduct and corporate governance practices help to maintain business health and strong internal controls. For additional information regarding non-GAAP financial measures and the Company’s use of market share data and the limitations of such data, see “Non-GAAP Financial Measures” and “Market Share Information” below.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

The War in Ukraine

The war in Ukraine, and the related geopolitical tensions, have had and continue to have a significant impact on our operations in Ukraine and Russia, though it has not been material to our Consolidated Financial Statements. While our ability to do business in Ukraine has been significantly impacted, we remain committed to providing access to our products to people in the region. In Russia, we are importing and selling a reduced portfolio of health and hygiene products for everyday use. We have no manufacturing facilities in Russia and have ceased all capital investments and media activities in the country. For the nine months ended September 30, 2024, our business in the Eurasia region constituted approximately 1% of our consolidated net sales and approximately 2% of our consolidated operating profit. We have experienced, and expect to continue to experience, risks related to the impact of the war in Ukraine, including increases in the costs and, in certain cases, limitations on the availability of certain raw and packaging materials and commodities (including oil and natural gas), supply chain and logistics challenges, import restrictions, foreign currency volatility and reputational concerns. We also have faced and continue to face challenges to our ability to repatriate cash from Russia and finding banking partners to support our Russian operations and we may face challenges to our ability to protect our assets in Russia. We also continue to monitor the impact of sanctions, export controls and import restrictions imposed in response to the war in Ukraine.

The War in the Middle East

The war in the Middle East has not had a material impact on our Consolidated Financial Statements. Uncertainties and risks remain as to the duration of the war and its impact on geopolitical relations and stability in North Africa, the Middle East and nearby regions. The war has impacted and may continue to impact, among other things, supply chain and logistics, the availability and price of raw and packaging materials and commodities such as oil, consumer sentiment and consumption and category growth rates in the region.

For more information about factors that could impact our business, including due to geopolitical conflicts, such as the wars in Ukraine and the Middle East, refer to Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023.

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

During the quarter ended March 31, 2023, we recorded a charge of $267 as a result of a decision of the United States Court of Appeals for the Second Circuit (the “Second Circuit”) affirming a grant of summary judgment to the plaintiffs in a lawsuit under the Employee Retirement Income Security Act seeking the recalculation of benefits and other relief associated with a 2005 residual annuity amendment to the Colgate-Palmolive Company Employees’ Retirement Income Plan (the “Retirement Plan”). The decision resulted in an increase in the obligations of the Retirement Plan, which based on the current funded status of the Retirement Plan and depending on the asset performance, impact of interest rates for the remainder of the year and further developments in the litigation, may require a cash contribution by the Company in 2025. In June 2023, we filed a petition for certiorari to the United States Supreme Court requesting permission for an appeal to that court and that petition was denied in October 2023. Also, in June 2023, the plaintiffs filed a motion to enter a revised final judgment in the United States District Court for the Southern District of New York (the “District Court”) to address certain unresolved calculation issues, which we opposed. In March 2024, the District Court granted the plaintiffs’ motion and found for the plaintiffs on those calculation issues. We are appealing that decision to the Second Circuit. See Note 9, Contingencies to the Condensed Consolidated Financial Statements for additional information.

During the quarter ended March 31, 2023, we announced a voluntary recall of select Fabuloso multi-purpose cleaner products sold in the United States and Canada. The costs associated with the voluntary recall had a $25 impact on our Operating profit in the nine months ended September 30, 2023.

On January 27, 2022, the Company’s Board of Directors (the “Board”) approved a targeted productivity program (the “2022 Global Productivity Initiative”). All initiatives under the program have been implemented as of the third quarter of 2024 and we expect to incur the remaining charges by the end of 2024. The 2022 Global Productivity Initiative resulted in the reallocation of resources towards our strategic priorities and faster growth businesses, efficiencies in our operations and

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

the streamlining of our supply chain to reduce structural costs. Total pretax charges from the implementation of the 2022 Global Productivity Initiative are expected to be approximately $225 ($180 aftertax), once all charges are recorded. Total annualized pretax savings from the 2022 Global Productivity Initiative are expected to be approximately $125 ($100 aftertax). For more information regarding the 2022 Global Productivity Initiative, see “Restructuring and Related Implementation Charges” below.

In the three months ended September 30, 2024 and 2023, we incurred pretax costs of $15 (aftertax costs of $13) and $2 (aftertax costs of $2), respectively, resulting from the 2022 Global Productivity Initiative.

In the nine months ended September 30, 2024 and 2023, we incurred pretax costs of $77 (aftertax costs of $67) and $29 (aftertax costs of $23), respectively, resulting from the 2022 Global Productivity Initiative.

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

We continue to closely monitor the impact of geopolitical events and tensions, such as the wars in Ukraine and the Middle East and tensions between China and Taiwan and the challenging market conditions discussed above, on our business and the related uncertainties and risks. While we have taken, and will continue to take, measures to mitigate the effects of these events and conditions, we cannot estimate with certainty the full extent of their impact on our business, results of operations, cash flows and/or financial condition. For more information about factors that could impact our business, see “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023.

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

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Results of Operations

Three Months

Worldwide Net sales were $5,033 in the third quarter of 2024, up 2.4% from the third quarter of 2023, due to volume growth of 3.7% and net selling price increases of 3.1%, partially offset by negative foreign exchange of 4.4%. Organic sales (Net sales excluding the impact of foreign exchange, acquisitions and divestments), a non-GAAP financial measure, increased 6.8% in the third quarter of 2024. A reconciliation of net sales growth to organic sales growth is provided under “Non-GAAP Financial Measures” below.

Net sales in the Oral, Personal and Home Care product segment were $3,907 in the third quarter of 2024, up 1.3% from the third quarter of 2023, due to volume growth of 3.7% and net selling price increases of 3.1%, partially offset by negative foreign exchange of 5.5%. Organic sales in the Oral, Personal and Home Care product segment increased 6.8% in the third quarter of 2024.

The Company’s share of the global toothpaste market was 41.6% on a year-to-date basis, up 0.5 share points from the year ago period, and its share of the global manual toothbrush market was 32.3% on a year-to-date basis, up 0.9 share points from the year ago period. Year-to-date market shares in toothpaste were up in Latin America, Europe and Africa/Eurasia and flat in North America and Asia/Pacific versus the comparable 2023 period. In the manual toothbrush category, year-to-date market shares were up in North America, Latin America and Asia/Pacific and flat in Europe and Africa/Eurasia versus the comparable 2023 period. For additional information regarding market shares, see “Market Share Information” below.

Net sales in the Hill’s Pet Nutrition segment were $1,126 in the third quarter of 2024, up 6.3% from the third quarter of 2023, due to volume growth of 3.6% and net selling price increases of 2.8%, partially offset by negative foreign exchange of 0.1%. Organic sales in the Hill’s Pet Nutrition segment increased 6.5% in the third quarter of 2024.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Gross Profit/Margin

Worldwide Gross profit increased to $3,074 in the third quarter of 2024 compared to $2,877 in the third quarter of 2023. Worldwide Gross profit in both periods included charges resulting from the 2022 Global Productivity Initiative. Excluding these charges in both periods, Worldwide Gross profit increased to $3,083 in the third quarter of 2024 compared to $2,878 in the third quarter of 2023, reflecting an increase of $136 resulting from higher Gross profit margin and an increase of $69 resulting from higher Net sales.

Worldwide Gross profit margin increased to 61.1% in the third quarter of 2024 from 58.5% in the third quarter of 2023. Excluding charges resulting from the 2022 Global Productivity Initiative in both periods, Gross profit margin increased to 61.3% in the third quarter of 2024 from 58.6% in the third quarter of 2023. This increase in Gross profit margin was due to cost savings from the Company’s funding-the-growth initiatives (270 bps), higher pricing (110 bps) and favorable mix (40 bps), partially offset by higher raw and packaging material costs (150 bps), which included foreign exchange transaction costs.

	Three Months Ended September 30,
	2024	2023
Gross profit, GAAP	$3,074	$2,877
2022 Global Productivity Initiative	9	1
Gross profit, non-GAAP	$3,083	$2,878

	Three Months Ended September 30,
	2024	2023	Basis Point Change
Gross profit margin, GAAP	61.1%	58.5%	260
2022 Global Productivity Initiative	0.2%	0.1%
Gross profit margin, non-GAAP	61.3%	58.6%	270

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 9% to $1,979 in the third quarter of 2024 compared to $1,822 in the third quarter of 2023. Selling, general and administrative expenses in the third quarter of 2024 included charges resulting from the 2022 Global Productivity Initiative. Excluding these charges, Selling, general and administrative expenses increased 8% to $1,976 in the third quarter of 2024 compared to $1,822 in the third quarter of 2023, reflecting increased advertising investment of $96 and higher overhead expenses of $58.

Selling, general and administrative expenses as a percentage of Net sales increased by 220 bps to 39.3% in the third quarter of 2024 as compared to 37.1% in the third quarter of 2023. This increase was due to increased advertising investment (160 bps) and higher overhead expenses (60 bps). In the third quarter of 2024, advertising investment increased as a percentage of Net sales to 13.8% from 12.2% in the third quarter of 2023, or 16% in absolute terms, to $694 as compared with $598 in the third quarter of 2023.

	Three Months Ended September 30,
	2024	2023
Selling, general and administrative expenses, GAAP	$1,979	$1,822
2022 Global Productivity Initiative	(3)	—
Selling, general and administrative expenses, non-GAAP	$1,976	$1,822

	Three Months Ended September 30,
	2024	2023	Basis Point Change
Selling, general and administrative expenses as a percentage of Net sales	39.3%	37.1%	220

Other (Income) Expense, Net
Other (income) expense, net was $30 in the third quarter of 2024 and $26 in the third quarter of 2023. Other (income) expense, net in both periods included charges resulting from the 2022 Global Productivity Initiative. Excluding these charges in both periods, Other (income) expense, net was $27 in the third quarter of 2024 and $25 in the third quarter of 2023.

	Three Months Ended September 30,
	2024	2023
Other (income) expense, net, GAAP	$30	$26
2022 Global Productivity Initiative	(3)	(1)
Other (income) expense, net, non-GAAP	$27	$25

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Operating Profit

Operating profit increased 4% to $1,065 in the third quarter of 2024 from $1,029 in the third quarter of 2023. Operating profit in both periods included charges resulting from the 2022 Global Productivity Initiative. Excluding these charges in both periods, Operating profit increased 5% to $1,080 in the third quarter of 2024 from $1,031 in the third quarter of 2023.

Operating profit margin was 21.2% in the third quarter of 2024, an increase of 30 bps compared to 20.9% in the third quarter of 2023. Excluding charges resulting from the 2022 Global Productivity Initiative in both periods, Operating profit margin was 21.5% in the third quarter of 2024, an increase of 50 bps compared to 21.0% in the third quarter of 2023. This increase in Operating profit margin was due to an increase in Gross profit (270 bps), partially offset by an increase in Selling, general and administrative expenses (220 bps), both as a percentage of Net sales.

	Three Months Ended September 30,
	2024	2023	% Change
Operating profit, GAAP	$1,065	$1,029	4%
2022 Global Productivity Initiative	15	2
Operating profit, non-GAAP	$1,080	$1,031	5%

	Three Months Ended September 30,
	2024	2023	Basis Point Change
Operating profit margin, GAAP	21.2%	20.9%	30
2022 Global Productivity Initiative	0.3%	0.1%
Operating profit margin, non-GAAP	21.5%	21.0%	50

Non-Service Related Postretirement Costs

Non-service related postretirement costs were $23 in the third quarter of 2024 as compared to $15 in the third quarter of 2023.

Interest (Income) Expense, Net

Interest (income) expense, net was $56 in the third quarter of 2024 as compared to $58 in the third quarter of 2023.

Net Income Attributable to Colgate-Palmolive Company and Earnings Per Share

Net income attributable to Colgate-Palmolive Company in the third quarter of 2024 increased to $737 from $708 in the third quarter of 2023, and Earnings per common share on a diluted basis increased to $0.90 per share in the third quarter of 2024 from $0.86 in the third quarter of 2023. Net Income attributable to Colgate-Palmolive Company in both periods included charges resulting from the 2022 Global Productivity Initiative.

Excluding the charges resulting from the 2022 Global Productivity Initiative described above in both periods, Net income attributable to Colgate-Palmolive Company in the third quarter of 2024 increased 6% to $750 from $710 in the third quarter of 2023, and Earnings per common share on a diluted basis increased 6% to $0.91 in the third quarter of 2024 from $0.86 in the third quarter of 2023.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

	Three Months Ended September 30, 2024
	Income Before Income Taxes	Provision For Income Taxes(1)	Net Income Including Noncontrolling Interests	Less: Income Attributable to Noncontrolling Interests	Net Income Attributable To Colgate-Palmolive Company	Diluted Earnings Per Share(2)
As Reported GAAP	$986	$210	$776	$39	$737	$0.90
2022 Global Productivity Initiative	15	2	13	—	13	0.01
Non-GAAP	$1,001	$212	$789	$39	$750	$0.91

	Three Months Ended September 30, 2023
	Income Before Income Taxes	Provision For Income Taxes(1)	Net Income Including Noncontrolling Interests	Less: Income Attributable to Noncontrolling Interests	Net Income Attributable To Colgate-Palmolive Company	Diluted Earnings Per Share(2)
As Reported GAAP	$956	$209	$747	$39	$708	$0.86
2022 Global Productivity Initiative	2	—	2	—	2	—
Non-GAAP	$958	$209	$749	$39	$710	$0.86
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
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Net Sales and Operating Profit by Segment

Oral, Personal and Home Care

North America

	Three Months Ended September 30,
	2024	2023	Change
Net sales	$1,004	$1,025	(2.1)%
Operating profit	$206	$227	(9)%
% of Net sales	20.5%	22.2%	(170)	bps
Net sales in North America decreased 2.1% in the third quarter of 2024 to $1,004, driven by net selling price decreases of 3.2% and negative foreign exchange of 0.2%, partially offset by volume growth of 1.2%. Organic sales in North America decreased 1.9% in the third quarter of 2024. The organic sales decline was driven by the United States.

The decrease in organic sales in North America in the third quarter of 2024 versus the third quarter of 2023 was primarily due to a decrease in Personal Care organic sales, partially offset by growth in Home Care organic sales. The decrease in Personal Care was primarily due to organic sales declines in the skin health, bar soap and underarm protection categories. The increase in Home Care was primarily due to organic sales growth in the surface cleaner and fabric softener categories, partially offset by organic sales decline in the hand dish category.

Operating profit in North America decreased 9% in the third quarter of 2024 to $206, or 170 bps to 20.5% as a percentage of Net sales. This decrease in Operating profit as a percentage of Net sales was primarily due to an increase in Selling, general and administrative expenses (270 bps), partially offset by an increase in Gross profit (90 bps), both as a percentage of Net sales. This increase in Gross profit margin was primarily due to cost savings from the Company’s funding-the-growth initiatives (190 bps), partially offset by lower pricing. This increase in Selling, general and administrative expenses was due to increased advertising investment (150 bps) and higher overhead expenses (120 bps).

Latin America

	Three Months Ended September 30,
	2024	2023	Change
Net sales	$1,156	$1,194	(3.2)%
Operating profit	$365	$372	(2)%
% of Net sales	31.6%	31.2%	40	bps
Net sales in Latin America decreased 3.2% in the third quarter of 2024 to $1,156, driven by negative foreign exchange of 17.4%, partially offset by volume growth of 3.3% and net selling price increases of 10.9%. Organic sales in Latin America increased 14.2% in the third quarter of 2024. Organic sales growth was led by Argentina, Brazil and Mexico.

The increase in organic sales in Latin America in the third quarter of 2024 versus the third quarter of 2023 was primarily due to an increase in Oral Care organic sales. The increase in Oral Care was primarily due to organic sales growth in the toothpaste and manual toothbrush categories.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Operating profit in Latin America decreased 2% in the third quarter of 2024 to $365, while as a percentage of Net sales it increased 40 bps to 31.6%. This increase in Operating profit as a percentage of Net sales was due to an increase in Gross profit (240 bps), partially offset by an increase in Selling, general and administrative expenses (110 bps) and an increase in Other (income) expense, net (90 bps), all as a percentage of Net sales. This increase in Gross profit was primarily due to higher pricing and cost savings from the Company’s funding-the-growth initiatives (280 bps), partially offset by significantly higher raw and packaging material costs (460 bps), which included foreign exchange transaction costs. This increase in Selling, general and administrative expenses was primarily due to higher overhead expenses (80 bps).

Europe

	Three Months Ended September 30,
	2024	2023	Change
Net sales	$744	$690	8.0%
Operating profit	$181	$165	10%
% of Net sales	24.3%	24.0%	30	bps

Net sales in Europe increased 8.0% in the third quarter of 2024 to $744, driven by volume growth of 4.1%, net selling price increases of 2.2% and positive foreign exchange of 1.6%. Organic sales in Europe increased 6.3% in the third quarter of 2024. Organic sales growth was led by Germany, the United Kingdom and Poland.

The increase in organic sales in Europe in the third quarter of 2024 versus the third quarter of 2023 was primarily due to increases in Oral Care and Home Care organic sales. The increase in Oral Care was primarily due to organic sales growth in the toothpaste category. The increase in Home Care was primarily due to organic sales growth in the hand dish and fabric softener categories.

Operating profit in Europe increased 10% in the third quarter of 2024 to $181, or 30 bps to 24.3% as a percentage of Net sales. This increase in Operating profit as a percentage of Net sales was primarily due to an increase in Gross profit (400 bps), partially offset by an increase in Selling, general and administrative expenses (350 bps), both as a percentage of Net sales. This increase in Gross profit was primarily due to cost savings from the Company’s funding-the-growth initiatives (280 bps) and higher pricing. This increase in Selling, general and administrative expenses was due to increased advertising investment (250 bps) and higher overhead expenses (100 bps).

Asia Pacific

	Three Months Ended September 30,
	2024	2023	Change
Net sales	$725	$682	6.3%
Operating profit	$199	$193	3%
% of Net sales	27.4%	28.3%	(90)	bps
Net sales in Asia Pacific increased 6.3% in the third quarter of 2024 to $725, driven by volume growth of 6.5% and positive foreign exchange of 0.2%, partially offset by net selling price decreases of 0.3%. Organic sales in Asia Pacific increased 6.1% in the third quarter of 2024. Organic sales growth was led by India, the Greater China region, the Philippines and Australia.

The increase in organic sales in Asia Pacific in the third quarter of 2024 versus the third quarter of 2023 was primarily due to an increase in Oral Care organic sales. The increase in Oral Care was primarily due to organic sales growth in the toothpaste category.

Operating profit in Asia Pacific increased 3% in the third quarter of 2024 to $199, while as a percentage of net sales it decreased 90 bps to 27.4%. This decrease in Operating profit as a percentage of Net sales was primarily due to an increase in Selling, general and administrative expense (390 bps), partially offset by an increase in Gross Profit (270 bps), both as a

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

percentage of Net sales. This increase in Gross profit was primarily due to cost savings from the Company’s funding-the-growth initiatives (240 bps). This increase in Selling, general and administrative expenses was due to increased advertising investment (310 bps) and higher overhead expenses (70 bps).

Africa/Eurasia

	Three Months Ended September 30,
	2024	2023	Change
Net sales	$278	$266	4.8%
Operating profit	$65	$66	(1)%
% of Net sales	23.4%	24.8%	(140)	bps
Net sales in Africa/Eurasia increased 4.8% in the third quarter of 2024 to $278, driven by volume growth of 6.9% and net selling price increases of 3.9%, partially offset by negative foreign exchange of 6.0%. Organic sales in Africa/Eurasia increased 10.8% in the third quarter of 2024. Organic sales growth was led by Nigeria and Türkiye.

The increase in organic sales in Africa/Eurasia in the third quarter of 2024 versus the third quarter of 2023 was primarily due to an increase in Oral Care organic sales. The increase in Oral Care was primarily due to organic sales growth in the toothpaste and manual toothbrush categories.

Operating profit in Africa/Eurasia decreased 1% in the third quarter of 2024 to $65, or 140 bps to 23.4% as a percentage of Net sales. This decrease in Operating profit as a percentage of Net sales was due to an increase in Selling, general and administrative expenses (290 bps) and an increase in Other (income) expense, net (90 bps), partially offset by an increase in Gross profit (240 bps), all as a percentage of Net sales. This increase in Gross profit was due to cost savings from the Company’s funding-the-growth initiatives (220 bps), higher pricing and favorable mix (60 bps), partially offset by higher raw and packaging material costs (180 bps), which included foreign exchange transaction costs. This increase in Selling, general and administrative expenses was due to higher overhead expenses (190 bps) and increased advertising investment (100 bps).

Hill’s Pet Nutrition

	Three Months Ended September 30,
	2024	2023	Change
Net sales	$1,126	$1,058	6.3%
Operating profit	$258	$201	28%
% of Net sales	22.9%	19.0%	390	bps
Net sales for Hill’s Pet Nutrition increased 6.3% in the third quarter of 2024 to $1,126, driven by volume growth of 3.6% and net selling price increases of 2.8%, partially offset by negative foreign exchange of 0.1%. Organic sales in Hill’s Pet Nutrition increased 6.5% in the third quarter of 2024. Organic sales growth was led by the United States.

The increase in organic sales in the third quarter of 2024 was due to organic sales growth in the therapeutic and wellness categories.

Operating profit in Hill’s Pet Nutrition increased 28% in the third quarter of 2024 to $258, or 390 bps to 22.9% as a percentage of Net sales. This increase in Operating profit as a percentage of Net sales was primarily due to an increase in Gross profit (380 bps), partially offset by an increase in Selling, general and administrative expenses (60 bps), both as a percentage of Net sales. This increase in Gross profit was primarily due to cost savings from the Company’s funding-the-growth initiatives (350 bps), higher pricing and favorable mix (70 bps), partially offset by higher raw and packaging material costs (150 bps). This increase in Selling, general and administrative expenses was due to increased advertising investment (170 bps), partially offset by lower overhead expenses (100 bps).

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Corporate

	Three Months Ended September 30,
	2024	2023	Change
Operating profit (loss)	$(208)	$(196)	6%
Operating profit (loss) related to Corporate was $(208) in the third quarter of 2024 as compared to $(196) in the third quarter of 2023. In the third quarters of 2024 and 2023, Corporate Operating profit (loss) included charges resulting from the 2022 Global Productivity Initiative of $15 and $2, respectively.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Nine months

Worldwide Net sales were $15,156 in the first nine months of 2024, up 4.5% as compared to the first nine months of 2023 due to volume growth of 3.3% and net selling price increases of 5.2%, partially offset by negative foreign exchange of 4.0%. Organic sales increased 8.5% in the first nine months of 2024.

Net sales in the Oral, Personal and Home Care product segment were $11,814 in the first nine months of 2024, an increase of 4.3% as compared to the first nine months of 2023 due to volume growth of 4.0% and net selling price increases of 5.3%, partially offset by negative foreign exchange of 5.0%. Organic sales in the Oral, Personal and Home Care product segment increased 9.3% in the first nine months of 2024.

The increase in organic sales in the first nine months of 2024 versus the first nine months of 2023 was due to increases in Oral Care, Personal Care and Home Care organic sales. The increase in Oral Care was primarily due to organic sales growth in the toothpaste and manual toothbrush categories. The increase in Personal Care was primarily due to organic sales growth in the body wash and liquid hand soap categories. The increase in Home Care was primarily due to organic sales growth in the surface cleaner and fabric softener categories.

Net sales in the Hill’s Pet Nutrition segment were $3,342 in the first nine months of 2024, an increase of 5.2% from the first nine months of 2023 due to volume growth of 0.7% and net selling price increases of 4.9%, partially offset by negative foreign exchange of 0.4%. Organic sales in the Hill’s Pet Nutrition segment increased 5.6% in the first nine months of 2024.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Net Sales and Operating Profit by Segment

Net sales and Operating profit by segment were as follows:

	Nine Months Ended September 30,
	2024	2023
Net sales
Oral, Personal and Home Care
North America(1)	$3,076	$3,044
Latin America	3,676	3,447
Europe(1)	2,102	1,935
Asia Pacific	2,133	2,084
Africa/Eurasia	827	822
Total Oral, Personal and Home Care	11,814	11,332
Pet Nutrition	3,342	3,175
Total Net sales	$15,156	$14,507

Operating profit
Oral, Personal and Home Care
North America(1)	$633	$640
Latin America	1,187	1,050
Europe(1)	502	422
Asia Pacific	602	564
Africa/Eurasia	195	196
Total Oral, Personal and Home Care	3,119	2,873
Pet Nutrition	691	575
Corporate	(605)	(536)
Total Operating profit	$3,205	$2,912

(1) The Company has recast its historical geographic segment information to conform to the reporting structure effective as of July 1, 2024.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Net sales and Organic sales change by division were as follows:

	For the Nine Months Ended September 30, 2024 vs. 2023
Oral, Personal and Home Care	Net Sales	Organic Sales	As Reported Volume	Pricing	Foreign Exchange
North America(1)	1.1%	1.1%	2.8%	(1.7)%	(0.1)%
Latin America	6.6%	19.4%	5.0%	14.5%	(12.8)%
Europe(1)	8.6%	7.4%	4.9%	2.5%	1.3%
Asia Pacific	2.4%	4.1%	2.2%	2.0%	(1.8)%
Africa/Eurasia	0.7%	14.5%	6.4%	8.2%	(13.8)%
Total Oral, Personal and Home Care	4.3%	9.3%	4.0%	5.3%	(5.0)%
Pet Nutrition	5.2%	5.6%	0.7%	4.9%	(0.4)%
Total Company	4.5%	8.5%	3.3%	5.2%	(4.0)%
Note: Table may not sum due to rounding.
(1) The Company has recast its historical geographic segment information to conform to the reporting structure effective as of July 1, 2024.
In the first nine months of 2024, Operating profit (loss) related to Corporate was $(605) as compared to $(536) in the first nine months of 2023. Corporate Operating profit (loss) for the first nine months of 2024 included charges resulting from the 2022 Global Productivity Initiative of $77. Corporate Operating profit (loss) for the first nine months of 2023 included product recall costs of $25 and charges resulting from the 2022 Global Productivity Initiative of $25.

Gross Profit/Margin

Worldwide Gross profit increased to $9,179 in the first nine months of 2024 from $8,376 in the first nine months of 2023. Worldwide Gross profit in both periods included charges resulting from the 2022 Global Productivity Initiative. Excluding these charges, Worldwide Gross profit increased to $9,198 in the first nine months of 2024 from $8,377 in the first nine months of 2023, reflecting an increase of $447 resulting from higher Gross profit margin and an increase of $374 resulting from higher Net sales.

Worldwide Gross profit margin increased to 60.6% in the first nine months of 2024 from 57.7% in the first nine months of 2023. Excluding charges resulting from the 2022 Global Productivity Initiative in both periods. Gross profit margin increased to 60.7% in the first nine months of 2024 from 57.7% in the first nine months of 2023, primarily due to cost savings from the Company’s funding-the-growth initiatives (260 bps) and higher pricing (200 bps), partially offset by higher raw and packaging material costs (180 bps), which included foreign exchange transaction costs.

	Nine Months Ended September 30,
	2024	2023
Gross profit, GAAP	$9,179	$8,376
2022 Global Productivity Initiative	19	1
Gross profit, non-GAAP	$9,198	$8,377

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

	Nine Months Ended September 30,
	2024	2023	Basis Point Change
Gross profit margin, GAAP	60.6%	57.7%	290
2022 Global Productivity Initiative	0.1%	—%
Gross profit margin, non-GAAP	60.7%	57.7%	300

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 9% to $5,833 in the first nine months of 2024 from $5,348 in the first nine months of 2023. Selling, general and administrative expenses in both periods included charges resulting from the 2022 Global Productivity Initiative. Excluding these charges, Selling, general and administrative expenses increased to $5,829 in the first nine months of 2024 from $5,346 in the first nine months of 2023, reflecting increased advertising investment of $294 and higher overhead expenses of $189.

Selling, general and administrative expenses as a percentage of Net sales increased to 38.5% in the first nine months of 2024 from 36.9% in the first nine months of 2023. This increase was largely due to increased advertising investment (140 bps). In the first nine months of 2024, advertising investment increased 17% in absolute terms to $2,072 as compared with $1,778 in the first nine months of 2023, while as a percentage of Net sales it increased to 13.7% from 12.3% in the first nine months of 2023.

	Nine Months Ended September 30,
	2024	2023
Selling, general and administrative expenses, GAAP	$5,833	$5,348
2022 Global Productivity Initiative	(4)	(2)
Selling, general and administrative expenses, non-GAAP	$5,829	$5,346

	Nine Months Ended September 30,
	2024	2023	Basis Point Change
Selling, general and administrative expenses as a percentage of Net sales	38.5%	36.9%	160

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Other (Income) Expense, Net

Other (income) expense, net was $141 in the first nine months of 2024 and $116 in the first nine months of 2023. Other (income) expense, net in the first nine months of 2024 included charges resulting from the 2022 Global Productivity Initiative. Other (income) expense, net in the first nine months of 2023 included product recall costs and charges resulting from the 2022 Global Productivity Initiative. Excluding these items in both periods, as applicable, Other (income) expense, net was $87 in the first nine months of 2024 and $69 in the first nine months of 2023.

	Nine Months Ended September 30,
	2024	2023
Other (income) expense, net, GAAP	$141	$116
2022 Global Productivity Initiative	(54)	(22)
Product recall costs	—	(25)
Other (income) expense, net, non-GAAP	$87	$69

Operating Profit

Operating profit increased 10% to $3,205 in the first nine months of 2024 from $2,912 in the first nine months of 2023. Operating profit in the first nine months of 2024 included charges resulting from the 2022 Global Productivity Initiative. Operating profit in the first nine months of 2023 included product recall costs and charges resulting from the 2022 Global Productivity Initiative. Excluding these items in both periods, as applicable, Operating profit increased to $3,282 in the first nine months of 2024 from $2,962 in the first nine months of 2023 primarily due to an increase in Gross profit, partially offset by an increase in Selling, general and administrative expenses.

Operating profit margin was 21.1% in the first nine months of 2024, an increase of 100 bps compared to 20.1% in the first nine months of 2023. Excluding the items described above in both periods, as applicable, Operating profit margin was 21.7% in the first nine months of 2024, an increase of 130 bps compared to 20.4% in the first nine months of 2023, primarily due to an increase in Gross profit (300 bps), partially offset by an increase in Selling, general and administrative expenses (160 bps), both as a percentage of Net sales.

	Nine Months Ended September 30,
	2024	2023	% Change
Operating profit, GAAP	$3,205	$2,912	10%
2022 Global Productivity Initiative	77	25
Product recall costs	—	25
Operating profit, non-GAAP	$3,282	$2,962	11%

	Nine Months Ended September 30,
	2024	2023	Basis Point Change
Operating profit margin, GAAP	21.1%	20.1%	100
2022 Global Productivity Initiative	0.6	0.1
Product recall costs	—	0.2
Operating profit margin, non-GAAP	21.7%	20.4%	130

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Non-Service Related Postretirement Costs

Non-service related postretirement costs were $67 in the first nine months of 2024 as compared to $338 in the first nine months of 2023. Non-service related postretirement costs in the first nine months of 2023 included charges related to the ERISA litigation matter and charges related to the 2022 Global Productivity Initiative. Excluding these charges, Non-service related postretirement costs were $67 in the first nine months of 2024 and 2023.

	Nine Months Ended September 30,
	2024	2023
Non-service related postretirement costs, GAAP	$67	$338
ERISA litigation matter	—	(267)
2022 Global Productivity Initiative	—	(4)
Non-service related postretirement costs, non-GAAP	$67	$67

Interest (Income) Expense, Net

Interest (income) expense, net was $175 in the first nine months of 2024 as compared to $170 in the first nine months of 2023.

Income Taxes

The effective income tax rate was 21.3% for the third quarter of 2024 as compared to 21.9% for the third quarter of 2023. As reflected in the table below, the non-GAAP effective income tax rate was 21.2% for the third quarter of 2024 as compared to 21.8% for the third quarter of 2023.

The effective income tax rate was 23.4% for the first nine months of 2024 as compared to 29.5% for the first nine months of 2023. As reflected in the table below, the non-GAAP effective income tax rate was 23.1% for the first nine months of 2024 as compared to 23.8% for the first nine months of 2023.

The quarterly provision for income taxes is determined based on the Company’s estimated full year effective income tax rate adjusted by the amount of tax attributable to infrequent or unusual items that are separately recognized on a discrete basis in the income tax provision in the quarter in which they occur. The Company’s current estimate of its full year effective income tax rate before discrete period items is 23.7%, flat with 2023.
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
On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was enacted, which among other things, implements a 15% minimum tax on book income of certain large corporations effective for years beginning after December 31, 2022. Based on the Company’s analysis, as well as guidance published by the IRS, the IRA, and in particular the 15% minimum tax, did not have an impact on the Company’s Consolidated Financial Statements. Subsequent to the aforementioned guidance published by the IRS, on September 12, 2024, the U.S. Treasury Department and IRS released proposed regulations relating to this 15% minimum tax. The Company is currently evaluating the potential impact of these regulations and will evaluate any additional guidance and clarification that becomes available.
Additionally, on December 15, 2022, the 27 member states of the European Union (“EU”) reached an agreement on a minimum level of taxation for certain large corporations to pay a minimum corporate tax rate of 15% in every jurisdiction in which they operate. This agreement, which is known as the Minimum Tax Directive (part of the “Pillar II Model Rules”), was supposed to be transposed into the laws of all EU member states by December 31, 2023. Most member states complied while some were granted extensions of time. In addition, many other jurisdictions outside the EU have also committed to implement this Directive while others have implemented a similar minimum tax regime consistent with the policy of the Pillar II Model Rules. Details of these rules are still being developed and, in some cases, enactment and timing is still uncertain. Based on current legislation and available guidance, this Directive does not have a material impact on the Company’s Consolidated Financial Statements. However, as these rules and related regulations are revised and implemented, the Company will evaluate the impact, if any, on its Consolidated Financial Statements.
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

	Three Months Ended September 30,
	2024			2023
	Income Before Income Taxes	Provision For Income Taxes(1)	Effective Income Tax Rate(2)	Income Before Income Taxes	Provision For Income Taxes(1)	Effective Income Tax Rate(2)
As Reported GAAP	$986	$210	21.3%	$956	$209	21.9%
2022 Global Productivity Initiative	15	2	(0.1)	2	—	(0.1)
Non-GAAP	$1,001	$212	21.2%	$958	$209	21.8%

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

	Nine Months Ended September 30,
	2024			2023
	Income Before Income Taxes	Provision For Income Taxes(1)	Effective Income Tax Rate(2)	Income Before Income Taxes	Provision For Income Taxes(1)	Effective Income Tax Rate(2)
As Reported GAAP	$2,963	$693	23.4%	$2,404	$709	29.5%
2022 Global Productivity Initiative	77	10	(0.3)	29	5	(0.1)
ERISA litigation matter	—	—	—	267	55	(0.9)
Foreign tax matter	—	—	—	—	(126)	(4.7)
Product recall costs	—	—	—	25	6	—
Non-GAAP	$3,040	$703	23.1%	$2,725	$649	23.8%
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

Net Income Attributable to Colgate-Palmolive Company and Earnings Per Share

Net income attributable to Colgate-Palmolive Company in the first nine months of 2024 increased to $2,150 from $1,582 in the comparable 2023 period. Earnings per common share on a diluted basis increased to $2.61 in the first nine months of 2024 from $1.90 in the comparable 2023 period. Net income attributable to Colgate-Palmolive Company in the first nine months of 2024 included charges resulting from the 2022 Global Productivity Initiative. Net income attributable to Colgate-Palmolive Company in the comparable 2023 period included charges resulting from the ERISA litigation matter, the foreign tax matter and the 2022 Global Productivity Initiative and product recall costs.

Excluding the items described above in both periods as applicable, Net income attributable to Colgate-Palmolive Company in the first nine months of 2024 increased 13% to $2,217 from $1,962 in the first nine months of 2023, and Earnings per common share on a diluted basis increased 14% to $2.69 in the first nine months of 2024 from $2.36 in the first nine months of 2023.

	Nine Months Ended September 30, 2024
	Income Before Income Taxes	Provision For Income Taxes(1)	Net Income Including Noncontrolling Interests	Less: Income Attributable to Noncontrolling Interests	Net Income Attributable To Colgate-Palmolive Company	Diluted Earnings Per Share(2)
As Reported GAAP	$2,963	$693	$2,270	$120	$2,150	$2.61
2022 Global Productivity Initiative	77	10	67	—	67	0.08
Non-GAAP	$3,040	$703	$2,337	$120	$2,217	$2.69

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
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Restructuring and Related Implementation Charges

On January 27, 2022, the Board approved the 2022 Global Productivity Initiative. All initiatives under the program have been implemented as of the third quarter of 2024 and the Company expects to incur the remaining charges by the end of 2024. The 2022 Global Productivity Initiative resulted in the reallocation of resources towards the Company’s strategic priorities and faster growth businesses, efficiencies in the Company’s operations and the streamlining of its supply chain to reduce structural costs.

Total pretax charges from the implementation of the 2022 Global Productivity Initiative are expected to be approximately $225 ($180 aftertax), once all the charges are recorded, which is comprised of the following categories: employee-related costs, including severance, pension and other termination benefits (80%); asset-related costs, primarily accelerated depreciation and asset write-downs (5%); and other charges (15%), which include contract termination costs, consisting primarily of implementation-related charges resulting directly from exit activities and the implementation of new strategies. It is expected that approximately 80% of the charges will result in cash expenditures.

Total annualized pretax savings from the 2022 Global Productivity Initiative are expected to be approximately $125 ($100 aftertax). Savings achieved since the implementation of the 2022 Global Productivity Initiative were approximately $115 pretax ($91 aftertax).

For the three months ended September 30, 2024, charges resulting from the 2022 Global Productivity Initiative were $15 pretax ($13 aftertax). For the three months ended September 30, 2023, charges resulting from the 2022 Global Productivity Initiative were $2 pretax ($2 aftertax).

For the nine months ended September 30, 2024 and September 30, 2023, charges resulting from the 2022 Global Productivity Initiative are reflected in the income statement as follows:

	Nine Months Ended September 30,
	2024	2023
Gross Profit	$19	$1
Selling, general and administrative expenses	4	2
Other (income) expense, net	54	22
Non-service related postretirement costs	—	4
Total 2022 Global Productivity Initiative charges, pretax	$77	$29

Total 2022 Global Productivity Initiative charges, aftertax	$67	$23

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
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Total charges incurred for the 2022 Global Productivity Initiative relate to initiatives undertaken by the following reportable operating segments and Corporate:

	Nine Months Ended September 30,		Program-to-date Accumulated Charges
	2024	2023
North America	3%	15%	9%
Latin America	—%	1%	9%
Europe	88%	19%	43%
Asia Pacific	—%	21%	7%
Africa/Eurasia	—%	10%	6%
Hill’s Pet Nutrition	7%	14%	12%
Corporate	2%	20%	14%
Total	100%	100%	100%

Since the inception of the 2022 Global Productivity Initiative, the Company has incurred cumulative pretax charges of $220 ($178 aftertax) in connection with the implementation of various projects as follows:

Cumulative Charges
as of September 30, 2024
Employee-Related Costs	$175
Incremental Depreciation	13
Asset Impairments	1
Other	31
Total	$220

The following table summarizes the activity for the restructuring and related implementation charges discussed above and the related accruals:

	Nine Months Ended September 30, 2024
	Employee-Related Costs	Incremental Depreciation	Asset Impairments	Other	Total
Balance at December 31, 2023	$10	$—	$—	$1	$11
Charges	49	13	—	15	77
Cash Payments	(13)	—	—	(10)	(23)
Charges against assets	—	(13)	—	—	(13)
Foreign exchange	(1)	—	—	—	(1)
Balance at September 30, 2024	$45	$—	$—	$6	$51

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Employee-Related Costs primarily include severance and other termination benefits and are calculated based on long-standing benefit practices, written severance policies, local statutory requirements and, in certain cases, voluntary termination arrangements. Employee-Related Costs also include pension enhancements, which are reflected as Charges against assets within Employee-Related Costs in the preceding table, as the corresponding balance sheet amounts are reflected as a reduction of pension assets or an increase in pension liabilities. For the nine months ended September 30, 2024, there were no pension enhancements included in Charges against assets within Employee-Related Costs.

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

Net sales growth (GAAP) and organic sales growth (Net sales growth excluding the impact of foreign exchange, acquisitions and divestments) (non-GAAP) are discussed in this Quarterly Report on Form 10-Q. Management believes the organic sales growth measure provides investors and analysts with useful supplemental information regarding the Company’s underlying sales trends by presenting sales growth excluding the external factor of foreign exchange, as well as the impact of acquisitions and divestments, as applicable. A reconciliation of organic sales growth to Net sales growth for the three and nine months ended September 30, 2024 is provided below.

Gross Profit, Gross Profit margin, Selling, general and administrative expenses, Other (income) expense, net, Operating profit, Operating profit margin, Non-service related postretirement costs, Effective income tax rate, Net income attributable to Colgate-Palmolive Company and Earnings per share on a diluted basis are discussed in this Quarterly Report on Form 10-Q both on a GAAP basis and excluding, as applicable, charges resulting from the ERISA litigation matter, the foreign tax matter and the 2022 Global Productivity Initiative and product recall costs. These non-GAAP financial measures exclude items that, either by their nature or amount, management would not expect to occur as part of the Company’s normal business on a regular basis, such as restructuring charges, charges for certain litigation and tax matters, acquisition-related costs, gains and losses from certain divestitures and certain other unusual, non-recurring items. Investors and analysts use these financial measures in assessing the Company’s business performance, and management believes that presenting these financial measures on a non-GAAP basis provides them with useful supplemental information to enhance their understanding of the Company’s underlying business performance and trends. These non-GAAP financial measures also enhance the ability to compare period-to-period financial results. A reconciliation of each of these non-GAAP financial measures to the most directly comparable GAAP financial measures for the three and nine months ended September 30, 2024 and 2023 is presented within the applicable section of Results of Operations.

The following tables provide a quantitative reconciliation of Net sales growth to organic sales growth for the three and nine months ended September 30, 2024:

Three Months Ended September 30, 2024	Net Sales Growth (GAAP)	Foreign Exchange Impact	Acquisitions and Divestments Impact	Organic Sales Growth (Non-GAAP)
Oral, Personal and Home Care
North America(1)	(2.1)%	(0.2)%	—%	(1.9)%
Latin America	(3.2)%	(17.4)%	—%	14.2%
Europe(1)	8.0%	1.6%	—%	6.3%
Asia Pacific	6.3%	0.2%	—%	6.1%
Africa/Eurasia	4.8%	(6.0)%	—%	10.8%
Total Oral, Personal and Home Care	1.3%	(5.5)%	—%	6.8%
Pet Nutrition	6.3%	(0.1)%	—%	6.5%
Total Company	2.4%	(4.4)%	—%	6.8%
Note: Table may not sum due to rounding.

(1) The Company has recast its historical geographic segment information to conform to the reporting structure effective as of July 1, 2024.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Nine Months Ended September 30, 2024	Net Sales Growth (GAAP)	Foreign Exchange Impact	Acquisitions and Divestments Impact	Organic Sales Growth (Non-GAAP)
Oral, Personal and Home Care
North America(1)	1.1%	(0.1)%	—%	1.1%
Latin America	6.6%	(12.8)%	—%	19.4%
Europe(1)	8.6%	1.3%	—%	7.4%
Asia Pacific	2.4%	(1.8)%	—%	4.1%
Africa/Eurasia	0.7%	(13.8)%	—%	14.5%
Total Oral, Personal and Home Care	4.3%	(5.0)%	—%	9.3%
Pet Nutrition	5.2%	(0.4)%	—%	5.6%
Total Company	4.5%	(4.0)%	—%	8.5%
Note: Table may not sum due to rounding.

(1) The Company has recast its historical geographic segment information to conform to the reporting structure effective as of July 1, 2024.

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

Cash Flow

Net cash provided by operations increased 9% to $2,838 in the first nine months of 2024, compared to $2,609 in the first nine months of 2023, primarily due to higher net income, partially offset by changes in working capital. The Company’s working capital was (3.6%) as a percentage of Net sales as of September 30, 2024 as compared to (2.1%) as of September 30, 2023. The Company defines working capital as the difference between current assets (excluding Cash and cash equivalents and marketable securities, the latter of which is reported in Other current assets) and current liabilities (excluding short-term debt).

Investing activities used $454 of cash in the first nine months of 2024, compared to $599 in the first nine months of 2023.

Capital expenditures were $377 in the first nine months of 2024 compared to $508 in the first nine months of 2023. Capital expenditures for 2024 are expected to be approximately 3.0% of Net sales. The Company continues to focus its capital spending on projects that are expected to yield high aftertax returns.

Financing activities used $2,110 of cash during the first nine months of 2024, compared to $1,801 used in the first nine months of 2023. The increase in cash used was primarily due to higher share repurchases, partially offset by higher proceeds from the exercise of stock options.

Long-term debt, including the current portion, decreased to $7,929 as of September 30, 2024, as compared to $8,239 as of December 31, 2023 and total debt was $8,436 as of September 30, 2024, as compared to $8,549 as of December 31, 2023. During the first quarter of 2024, the Company redeemed at maturity $500 of ten-year Medium-Term Notes with a fixed coupon of 3.25%. The redemption was financed with commercial paper borrowings.

Domestic and foreign commercial paper outstanding was $1,282 and $906 as of September 30, 2024 and December 31, 2023, respectively. The average daily balances outstanding for commercial paper in the first nine months of 2024 and 2023 were $1,754 and $1,886, respectively. The Company classifies commercial paper and certain current maturities of notes payable as long-term debt when it has the intent and ability to refinance such obligations on a long-term basis, including, if necessary, by utilizing its unused lines of credit or by issuing long-term debt pursuant to an effective shelf registration statement.

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

Cash and cash equivalents increased $268 during the first nine months of 2024 to $1,234 at September 30, 2024, compared to $966 at December 31, 2023, the majority of which ($1,182 and $922, respectively) was held by the Company’s foreign subsidiaries.

For additional information regarding liquidity and capital resources, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Intangible Assets

As of the date of the annual indefinite-lived impairment test, the fair value of one of the Company’s indefinite-lived trademarks continues to approximate its carrying value.

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

Cautionary Statement on Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the SEC in its rules, regulations and releases that set forth anticipated results based on management’s current plans and assumptions. Such statements may relate, for example, to sales or volume growth, net selling price increases, organic sales growth, profit or profit margin levels, earnings per share levels, financial goals, the impact of foreign exchange, the impact of geopolitical conflicts and tensions, such as the wars in Ukraine and the Middle East and tensions between China and Taiwan, cost-reduction plans (including the 2022 Global Productivity Initiative), tax rates, interest rates, new product introductions, digital capabilities, commercial investment levels, acquisitions, divestitures, share repurchases or legal or tax proceedings, among other matters. These statements are made on the basis of the Company’s views and assumptions as of this time and the Company undertakes no obligation to update these statements whether as a result of new information, future events or otherwise, except as required by law or by the rules and regulations of the SEC. Moreover, the Company does not, nor does any other person, assume responsibility for the accuracy and completeness of those statements. The Company cautions investors that any such forward-looking statements are not guarantees of future performance and that actual events or results may differ materially from those statements. Actual events or results may differ materially because of factors that affect international businesses and global economic conditions, as well as matters specific to the Company and the markets it serves, including the uncertain macroeconomic and political environment in different countries, including as a result of inflation and higher interest rates, and its effect on consumer confidence and spending, foreign currency rate fluctuations, exchange controls, import restrictions, tariffs, sanctions, price or profit controls, labor relations, changes in foreign or domestic laws, or regulations or their interpretation, political and fiscal developments, including changes in trade, tax and immigration policies, increased competition and evolving competitive practices (including from the growth of eCommerce and the entry of new competitors and business models), the ability to operate and respond effectively during a pandemic, epidemic or widespread public health concern, the ability to manage disruptions in our global supply chain and/or key office facilities, the ability to manage the availability and cost of raw and packaging materials and logistics costs, the ability to maintain or increase selling prices as needed, changes in the policies of retail trade customers, the emergence of alternative retail channels, the growth of eCommerce and the rapidly changing retail landscape (as consumers increasingly shop online and through mobile applications), the ability to develop innovative new products, the ability to continue lowering costs and operate in an agile manner, the ability to maintain the security of our information and operational technology systems from a cybersecurity incident or data breach, the ability to address the effects of climate change and achieve our sustainability and social impact goals, the ability to complete acquisitions and divestitures as planned, the ability to successfully integrate acquired businesses, the ability to attract and retain key employees and integrate DE&I initiatives across our organization, the uncertainty of the outcome of legal proceedings, whether or not the Company believes they have merit, and the ability to address uncertain or unfavorable global economic conditions, including inflation, disruptions in the credit markets and tax matters. For information about these and other factors that could impact the Company’s business and cause actual results to differ materially from forward-looking statements, refer to the Company’s filings with the SEC (including, but not limited to, the information set forth under the captions “Risk Factors” and “Cautionary Statement on Forward-Looking

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 and subsequent filings with the SEC).

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

COLGATE-PALMOLIVE COMPANY

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chairman of the Board, President and Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2024 (the “Evaluation”). Based upon the Evaluation, the Company’s Chairman of the Board, President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) are effective.

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

The following table shows the stock repurchase activity for the three months in the quarter ended September 30, 2024:

Month	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(3) (in millions)
July 1 through 31, 2024	638,407	$97.53	635,261	$1,842
August 1 through 31, 2024	583,783	$102.55	583,100	$1,782
September 1 through 30, 2024	1,648,586	$105.07	1,400,800	$1,635
Total	2,870,776	$102.88	2,619,161

(1) Includes share repurchases under the 2022 Program and those associated with certain employee elections under the Company’s compensation and benefit programs.
(2) The difference between the total number of shares purchased and the total number of shares purchased as part of publicly announced plans or programs is 251,615 shares, which represents shares deemed surrendered to the Company to satisfy certain employee elections under the Company’s compensation and benefit programs.
(3) Includes approximate dollar value of shares that were available to be purchased under the publicly announced plans or programs that were in effect as of September 30, 2024.

COLGATE-PALMOLIVE COMPANY

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not Applicable.

Item 5.    Other Information

(c) Trading Plans

On August 21, 2024, Noel R. Wallace, the Company’s Chairman, President and Chief Executive Officer, entered into a pre-arranged trading plan that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934 (the “10b5-1 Plan”). The 10b5-1 Plan provides for the sale, subject to certain price limits, of up to 100,000 shares of the Company’s common stock in the aggregate and terminates on May 23, 2025, unless terminated sooner in accordance with its terms. The 10b5-1 Plan was entered into during an open insider trading window and no sales will commence under the plan until completion of the required cooling off period under Rule 10b5-1.

Mr. Wallace entered into the 10b5-1 Plan as part of his long-term asset diversification, tax and financial planning strategy. Assuming all shares subject to the 10b5-1 Plan are sold, Mr. Wallace will continue to be meaningfully invested in the Company’s stock and will continue to significantly exceed the Company’s rigorous stock ownership guidelines, which require Mr. Wallace to maintain stock ownership of at least eight times his annual base salary.

No other director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, during the three months ended September 30, 2024.

COLGATE-PALMOLIVE COMPANY

Item 6.    Exhibits

Exhibit No.	Description
10-B	Form of Nonqualified Option Award Agreement used in connection with grants under the Colgate-Palmolive Company 2019 Incentive Compensation Plan.* **

10-C	Form of Restricted Stock Unit Award Agreement used in connection with grants under the Colgate-Palmolive Company 2019 Incentive Compensation Plan.* **

31-A	Certificate of the Chairman of the Board, President and Chief Executive Officer of Colgate-Palmolive Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.**

31-B	Certificate of the Chief Financial Officer of Colgate-Palmolive Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.**

32
Certificate of the Chairman of the Board, President and Chief Executive Officer and the Chief Financial Officer of Colgate-Palmolive Company pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350.***

101
The following materials from Colgate-Palmolive Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2024, formatted in Inline eXtensible Business Reporting Language (Inline XBRL): (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Changes in Shareholders’ Equity; and (vi) Notes to Condensed Consolidated Financial Statements.

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

COLGATE-PALMOLIVE COMPANY
(Registrant)

Principal Executive Officer:

October 25, 2024	/s/ Noel R. Wallace
Noel R. Wallace
Chairman of the Board, President and Chief Executive Officer

Principal Financial Officer:

October 25, 2024	/s/ Stanley J. Sutula III
Stanley J. Sutula III
Chief Financial Officer

Principal Accounting Officer:

October 25, 2024	/s/ Gregory O. Malcolm
Gregory O. Malcolm
Executive Vice President and Controller