Form 10-K
period 2024-12-31
COLGATE PALMOLIVE CO
filed 2025-02-13
CIK 21665

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
If securities are registered pursuant to Section 12(b) of the Exchange Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of Colgate-Palmolive Company Common Stock held by non-affiliates as of June 30, 2024 (the last business day of its most recently completed second quarter) was approximately $79.2 billion.
There were 811,536,437 shares of Colgate-Palmolive Company Common Stock outstanding as of January 31, 2025.
DOCUMENTS INCORPORATED BY REFERENCE:

Documents	Form 10-K Reference
Portions of Proxy Statement for the 2025 Annual Meeting of Stockholders	Part III, Items 10 through 14

Colgate-Palmolive Company

PART I

ITEM 1.    BUSINESS

General Development of the Business

Colgate-Palmolive Company (together with its subsidiaries, “we,” “us,” “our,” the “Company” or “Colgate”) is a caring, innovative growth company reimagining a healthier future for all people, their pets and our planet. We seek to deliver consistent compounded earnings per share growth to help drive superior total shareholder return, as well as to provide Colgate people with an innovative and inclusive work environment. We do this by developing and selling science-led products globally that make people’s and their pets’ lives healthier and more enjoyable and by embracing our Sustainability & Social Impact Strategy across our organization. Our products are marketed in over 200 countries and territories throughout the world. Colgate was founded in 1806 and incorporated under the laws of the State of Delaware in 1923.

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

Sales of Oral, Personal and Home Care products accounted for 43%, 18% and 17%, respectively, of our total worldwide Net sales in 2024. Geographically, Oral Care is a substantial part of our business in Asia Pacific.

Through our Hill’s Pet Nutrition segment (“Hill’s” or “Pet Nutrition”), we are a leader in specialty pet nutrition products for dogs and cats with products marketed in over 80 countries and territories worldwide. Hill’s markets pet foods primarily under two brands. Hill’s Science Diet, which is called Hill’s Science Plan in Europe, is a range of products for everyday nutritional needs. Hill’s Prescription Diet is a range of therapeutic pet foods to help nutritionally support dogs and cats in different stages of health. Sales of Pet Nutrition products accounted for 22% of our total worldwide Net sales in 2024.

For more information regarding our worldwide Net sales by product category, refer to Note 1, Nature of Operations and Note 13, Segment Information to the Consolidated Financial Statements.

For additional information regarding market share data, see “Market Share Information” in Part II, Item 7 of this report.

Distribution; Raw Materials; Competition; Trademarks and Patents

Our Oral, Personal and Home Care products are sold to a variety of retailers, wholesalers and distributors worldwide. Pet Nutrition products are sold by authorized pet supply retailers, veterinarians and eCommerce retailers. Certain of our products are also sold direct-to-consumer. Our sales to Walmart, Inc. and its affiliates represented approximately 11% of our Net sales in 2024. No other customer represented more than 10% of our Net sales in 2024. We support our products with advertising, promotion and other marketing (with increasing emphasis on digital) to build awareness and trial of our products. Our products are marketed by a direct sales force at individual operating subsidiaries or business units and by distributors or brokers.

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

The retail landscape in many of our markets continues to evolve as a result of the continued growth of eCommerce, changing consumer behavior and preferences (as consumers increasingly shop online, including to compare prices and product availability) and the increased presence of alternative retail channels, such as subscription services and direct-to-consumer businesses. We face competition in several aspects of our business, including pricing, promotional activities, new products and brand introductions and expansion into new geographies and channels.

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

Government Regulations

As a global company, we are subject to extensive governmental regulations, including environmental rules and regulations, in the U.S. and abroad. The most significant government regulations that impact our business are discussed below. We are also subject to laws and regulations relating to sustainability, labor and employment practices, artificial intelligence and taxation. It is our policy and practice to comply with all government regulations applicable to our business. In 2024, compliance with these regulations did not have, and we do not expect such compliance in the future to have, a material adverse effect on our capital expenditures, earnings or competitive position. For further discussion of how global legal and regulatory requirements may impact our business, see Part I, Item 1A, “Risk Factors.”

Product Development: Legal and regulatory requirements apply to most aspects of our products, including their development, ingredients, formulation, manufacture, packaging, labeling, storage, transportation, distribution, export, import, advertising, sale and environmental impact. U.S. federal authorities, including the U.S. Food and Drug Administration, the Federal Trade Commission, the Consumer Product Safety Commission, the Occupational, Safety and Health Administration and the Environmental Protection Agency, regulate different aspects of our business, along with parallel authorities at the state and local levels and comparable authorities overseas.

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

Trade Compliance: We are subject to laws and sanctions imposed by the U.S., including those imposed by the U.S. Treasury Department’s Office of Foreign Asset Control (“OFAC”) and/or by other jurisdictions that may prohibit us or certain of our affiliates from doing business in certain countries or restrict the kind of business that may be conducted. For information regarding the impact of the war in Ukraine, refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Executive Overview.”

Human Capital Management

Human capital matters at Colgate are managed by our Global Human Resources function, led by our Chief Human Resources Officer, with oversight from the Personnel and Organization Committee of our Board of Directors (the “Board”). As of December 31, 2024, we had approximately 34,000 employees based in over 100 countries. Approximately two-thirds of our revenues are generated from markets outside the U.S. and over 80% of our employees are located outside the U.S. Approximately 33% of our employees are based in Asia Pacific, 30% are based in Latin America, 17% are based in North America, 15% are based in Europe and 5% are based in Africa/Eurasia. Our global workforce covers a broad range of functions, from manufacturing employees to management personnel and certain of our employees are represented by unions or works councils.

Colgate’s Culture and Core Values

Colgate’s purpose is to reimagine a healthier future for all people, their pets and our planet. We believe Colgate people are crucial to our ongoing business success and aim to recruit, develop and retain strong talent with diverse backgrounds and perspectives. As the owner of the world’s most penetrated brand, our business success relies on our ability to market our brands to consumers around the world. We believe having a workforce that can speak to our consumers in an authentic manner enables us to increase our household penetration, an important part of our business strategy. We are committed to fostering a sense of belonging that embodies our purpose and values, which are essential to how we drive innovation and growth. We celebrate differences, emphasize the importance of inclusion and belonging for everyone and value the contributions of all Colgate people. At Colgate, we are proud of our collaborative spirit - what we call The Power of WE.

Colgate people, working around the world, share a commitment to our three corporate values - We are Caring, We are Inclusive and We are Courageous. By encouraging Colgate people to be more caring, inclusive and courageous every day, our goal is to create a healthier future for ourselves and others. Underlying these values and our strong culture is the commitment of all Colgate people to maintain the highest ethical standards and demonstrate ethical leadership, including compliance with Colgate policies and our Code of Conduct.

We are committed to getting better every day in all that we do, as individuals and as teams. We seek to foster an inclusive and supportive workplace that promotes the growth and development of all employees, supported by a robust learning culture that aligns with our business needs. We are also committed to listening to our employees and seeing how the company is evolving and growing through regular employee engagement surveys.

As a truly global company, with employees in over 100 countries, it is important that our employees reflect the communities in which we live and work. As of December 31, 2024, our global workforce was approximately 58% male and 42% female. Women represented approximately 46% of Colgate’s executives and 35% of senior leadership. In the U.S., approximately 33% of our employees self-identify as racial/ethnic minorities, approximately 45% of our executives self-identify as racial/ethnic minorities and approximately 39% of our senior leadership self-identify as racial/ethnic minorities. In this section, “executives” refers to those employees who are eligible to participate in Colgate’s equity incentive compensation plans and “senior leadership” refers to employees who are Senior Vice Presidents and above.

Succession Planning

We have a rigorous succession planning process, led by our Global Human Resources function. Our Board is also extensively involved in succession planning and people development, with special focus on CEO succession. As part of the succession planning process, we review and discuss potential successors to key positions and examine backgrounds, capabilities and appropriate developmental assignments.

Compensation Philosophy

Given the importance of Colgate people to our business success, motivating and retaining critical talent is a key focus. We view compensation as an important tool to motivate leaders at all levels of the organization. For information regarding our compensation philosophy and executive compensation programs, please see our Proxy Statement to be filed with the United States Securities and Exchange Commission (the “SEC”) in connection with the 2025 Annual Meeting of Stockholders.

Sustainability and Social Impact

Sustainability is critically important to our overall business and growth strategy. Our 2025 Sustainability & Social Impact Strategy is focused on three key ambitions - preserving our environment by accelerating action on climate change and reducing our environmental footprint; helping millions of homes by designing more sustainable products and empowering people to develop healthier habits; and driving social impact with a commitment to helping to ensure the wellbeing of all people and their pets. These ambitions are supported by actionable targets consistent with our continued commitment to building environmental and social consciousness into our decision-making.

In 2024, we made progress on the targets set forth in our 2025 Sustainability & Social Impact Strategy.

Reduce Plastic Waste: We continue to implement our first-of-its-kind recyclable toothpaste tube across our toothpaste portfolio. We introduced this tube in 2019 and, as of December 31, 2024, we have transitioned approximately 75% of our toothpaste SKUs globally and approximately 95% of our toothpaste SKUs in North America to recyclable tubes. We continue to share the tube technology with third parties and work to encourage recyclability of all tubes in practice and at scale. We are also focused on working with recycling stakeholders and partnering with key third parties to drive tube acceptance and communicating that consumers should check with their local recycling facilities to confirm tube acceptance. We also remain committed to reducing our use of new (virgin) plastic across our portfolio and continue to make progress toward our target to reduce new (virgin) plastic by one-third versus 2019. We are working towards this target with product design changes and by increasing recycled content in our packaging.

Accelerate Action on Climate Change: We are taking steps to accelerate action on climate change through science-based near-term, long-term and Net Zero 2040 emissions targets across our operations and value chain, which have been approved by The Science Based Targets initiative. To support our target to become Net Zero carbon in our operations by 2040, we have built a global renewable energy master plan which includes roadmaps by division to cover our manufacturing facilities and owned warehouses, global technology centers and offices. Renewable energy agreements are a valuable part of this renewable energy master plan and are key contributors to achieving our target to have 100% renewable electricity by 2030. As part of these efforts, in 2023 and 2024, we signed long-term virtual power purchase agreements in the United States and Europe, respectively.

Lead with Zero Waste Facilities: Our goal is to achieve TRUE certification for zero waste at 100% of our operations, which we define as our manufacturing facilities, owned and operated warehouses, global technology centers and strategic offices, by 2025. In 2024, eight more of our sites achieved TRUE certification. That brings the total number of TRUE certified sites to 44 across six continents in 26 countries, as of December 31, 2024.

Social Impact: Colgate Bright Smiles, Bright Futures is our flagship oral health education and well-being initiative. Since the program was established in 1991, we have reached approximately 1.8 billion children and their families with oral health education. Through our Hill’s Food, Shelter & Love program, we have helped over 15 million shelter pets find forever homes since 2002.

Additional information about our sustainability targets and efforts, including our 2023 Sustainability & Social Impact Report and our 2024 Climate Transition & Net Zero Action Plan can be found in the Sustainability section of our website at https://www.colgatepalmolive.com/sustainability. References to these reports and our website are for informational purposes only and neither the reports nor the other information on our website is incorporated by reference into this Annual Report on Form 10-K.

Information about our Executive Officers

The following is a list of our executive officers as of February 13, 2025:

Name	Age	Date First Elected Executive Officer	Present Title
Noel Wallace	60	2009	Chairman of the Board, President and Chief Executive Officer
Stanley J. Sutula III	59	2020	Chief Financial Officer
Jennifer M. Daniels	61	2014	Chief Legal Officer and Secretary
Prabha Parameswaran	66	2019	Group President, Growth and Strategy
Panagiotis Tsourapas	60	2019	Group President, Europe and Developing Markets
Sally Massey	51	2020	Chief Human Resources Officer
Gregory O. Malcolm	57	2022	Executive Vice President, Controller

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

We operate on a global basis serving consumers in more than 200 countries and territories with approximately two-thirds of our Net sales originating in markets outside the U.S. While geographic diversity helps to reduce our exposure to risks in any one country or part of the world, it also means that we face risks associated with significant international operations, including, but not limited to:

•changing macroeconomic conditions in our markets, including as a result of inflationary pressure, economic slowdown or recession, the war in Ukraine, the conflict in the Middle East, major developments in trade relations, volatile commodity prices and increases and/or volatility in the cost of raw and packaging materials, labor, energy and logistics;

•changes in exchange rates for foreign currencies, which may reduce the U.S. dollar value of revenues, profits and cash flows from non-U.S. markets or increase our supply costs, as measured in U.S. dollars, in those markets;

•political instability or uncertainty, including as a result of elections, economic instability, geopolitical events and tensions, wars and military conflicts, such as the war in Ukraine, the conflict in the Middle East and tensions between China and Taiwan;

•changes to trade policies and agreements and other foreign or domestic legal and regulatory requirements, including those resulting in potentially adverse tax consequences or the imposition of and/or the increase in trade restrictions and/or tariffs, sanctions, price controls, labor laws, travel or immigration restrictions, profit controls or other government controls, including as a result of the war in Ukraine, conflict in the Middle East and tensions between China and Taiwan;

•environmental events, widespread health emergencies, such as pandemics or epidemics, natural disasters or social or labor unrest;

•exchange controls and other limits on our ability to import or export raw materials or finished product, including as a result of the war in Ukraine and the conflict in the Middle East, or to repatriate earnings from overseas;

•lack of well-established, reliable and/or impartial legal systems in certain countries where we operate and difficulties in enforcing contractual, intellectual property or other legal rights; and

•foreign ownership and investment restrictions and the potential for nationalization or expropriation of property or other resources.

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

We face risks resulting from political and macroeconomic instability and geopolitical events and tensions, such as the war in Ukraine, the conflict in the Middle East and tensions between China and Taiwan. These geopolitical conflicts andtensions may also heighten other risks disclosed in this Annual Report on Form 10-K, any of which could have an adverse impact on our business, results of operations, cash flows or financial condition.

The war in Ukraine and the related geopolitical tensions have had and continue to have a significant impact on our operations in Ukraine and Russia, though it has not been material to our Consolidated Financial Statements. We have no manufacturing facilities in Russia. For the year ended December 31, 2024, our business in the Eurasia region constituted approximately 1% of our consolidated net sales and approximately 2% of our consolidated operating profit. We, however, have experienced, and expect to continue to experience, risks related to the impact of the war in Ukraine, including increases in the cost and, in certain cases, limitations on the availability of certain raw and packaging materials and commodities (including oil and natural gas), supply chain and logistics challenges, import restrictions, foreign currency volatility and reputational concerns. We also have faced and continue to face challenges to our ability to repatriate cash from Russia and to identify banking partners to support our Russian operations and may face challenges to our ability to protect our assets in Russia. We also continue to monitor the impact of the sanctions, export controls and import restrictions imposed generally and in response to the war in Ukraine.

The conflict in the Middle East has not had a material impact on our Consolidated Financial Statements. Uncertainties and risks remain as to the duration of the conflict and its impact on geopolitical relations and stability in North Africa, the wider Middle East and nearby regions. The conflict has impacted and may continue to impact, among other things, supply chain and logistics, the availability and price of raw and packaging materials and commodities, such as oil, consumer sentiment and consumption and category growth rates in the region.

Furthermore, the imposition of tariffs and/or increases in tariffs on various raw materials or products, or threats to impose or increase such tariffs, by the United States and other countries have introduced greater uncertainty with respect to trade policies and government regulations affecting trade between the United States and other countries and new and/or increased tariffs have subjected, and may continue in the future to subject, us to additional costs and expenditure of resources. Major developments in trade relations, including the imposition of new or increased tariffs by the United States and/or other countries, such as China, Mexico and Canada, including those imposed following the United States’ February 2025 executive orders, and any nationalist trends in specific countries, have altered and could continue to alter the trade environment and consumer purchasing behavior which, in turn, could have a material effect on our business, results of operations, cash flows and financial condition.

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

We face vigorous competition worldwide, including from strong local competitors (including private label competition) and from other large, multinational companies, some of which have greater resources than we do. In addition, the substantial growth in eCommerce has encouraged the entry of new competitors and business models.

We face competition in several aspects of our business, including pricing, promotional activities, new product introductions and expansion into new geographies and channels. Some of our competitors may spend more aggressively on or have more effective advertising and promotional activities than we do, introduce competing products more quickly and/or respond more effectively to business and economic conditions and changing consumer preferences, including by launching innovative new products. Such competition also extends to administrative and legal challenges of product claims and advertising. Our success is and will likely increasingly be dependent on our ability to effectively leverage existing and emerging digital technologies, such as artificial intelligence and data analytics, to gain new commercial insights and develop relevant marketing and advertising to reach customers and consumers. Our ability to compete also depends on the strength of our brands and products and on our ability to enforce and defend our intellectual property, including patent, trademark, copyright, trade secret and trade dress rights, against infringement and legal challenges by competitors.

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

Our products are sold in a highly competitive global marketplace which has experienced increased trade concentration and the growing presence of large-format retailers, discounters and eCommerce retailers. With the growing trend toward retail trade consolidation, the substantial growth of eCommerce and the integration of traditional and digital operations at key retailers, we are increasingly dependent on certain retailers, and some of these retailers have and may continue to have greater bargaining strength than we do. They have used and may continue to use this leverage to demand higher trade discounts, allowances, slotting fees, increased investment, including through display media, paid search and co-op programs, or changes to product assortments, which have led to and could continue to lead to reduced sales or profitability in certain markets. The loss of a key customer or distributor or a significant reduction in sales to a key customer or distributor could adversely affect our business, results of operations, cash flows and financial condition. For additional information regarding our customers, see “Distribution; Raw Materials; Competition; Trademarks and Patents” in Item 1 “Business.”

We also have been and may continue to be negatively affected by changes in the policies or practices of our retail trade customers, such as inventory destocking, fulfillment requirements, technology-aided category pricing pressures, limitations on access to shelf space, delisting of our products, or sustainability, supply chain or packaging standards or initiatives. For example, a determination by a key retailer that any of our ingredients should not be used in certain consumer products or that our packaging does not comply with certain requirements and standards could adversely impact our business, results of operations, cash flows and financial condition. In addition, “private label” products sold by our retail customers, which are typically sold at lower prices than branded products, are a source of competition for certain of our products.

Further, the retail landscape in many of our markets continues to evolve as a result of the substantial growth of eCommerce, changing consumer behaviors and preferences (as consumers increasingly shop online, including to compare prices and product availability) and the increased presence of alternative retail channels, such as subscription services and direct-to-customer businesses. The substantial growth in eCommerce and the emergence of alternative retail channels have created and may continue to create pricing pressures and/or adversely affect our relationships with our key retailers.

In addition, consumer preferences continue to evolve due to a number of factors, including evolving consumer concerns or perceptions (whether or not valid) regarding sustainability and social impact practices, including the sourcing and sustainability of raw and packaging materials, a demand for natural or organic products and ingredients and ingredient transparency, consumer concerns or perceptions regarding the effects of ingredients, consumer sentiment toward non-local products or sources and perceptions of and increased focus on labor and human rights and environmental impacts (including responsible sourcing, deforestation, packaging, plastic, energy and water use and waste management).

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

Our ability to quickly innovate to adapt and market our products and to adapt our packaging or the sustainability profile of our products to meet evolving consumer preferences and/or regulatory requirements is an essential part of our business strategy. The failure to develop and launch successful new products or to adapt our packaging, the sustainability profile of our products or supply chain to meet such preferences could hinder the growth of our business and any delay in the development or launch of a new product could result in us not being the first to market, which could compromise our competitive position and adversely affect our business, results of operations, cash flows and financial condition. In addition, our success in launching new products is also dependent on our ability to deliver effective and efficient marketing in an evolving media landscape (including digital), which is subject to dynamic and increasingly restrictive privacy requirements and emerging regulations. Our ability to launch new products, including our ability to deliver effective and efficient marketing campaigns, is also impacted by our ability to successfully adopt new technologies, such as artificial intelligence, including machine learning and generative artificial intelligence.

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

Maintaining our strong reputation with consumers and our trade partners globally is critical to selling our branded products. Accordingly, we devote significant time and resources to programs designed to protect and preserve our reputation, such as our ethics and compliance, sustainability and social impact, brand protection and product safety, regulatory and quality initiatives and our enterprise risk management program. Negative publicity about us, our brands, our products, our supply chain, our ingredients, our packaging, our sustainability and social impact practices, or our employees, whether or not deserved, could jeopardize our reputation. Such negative publicity could relate to, among other things, health or quality concerns, threatened or pending litigation or regulatory proceedings, animal welfare, labor and human rights and environmental impact (including responsible sourcing, deforestation, packaging, plastic, energy and water use and waste management) or our sustainability and social impact practices. In addition, the proliferation of digital and social media has greatly increased the accessibility of information, the speed of its dissemination and the potential for negative publicity and misinformation. Negative publicity, posts or comments on digital and social media, whether true or untrue, could damage our brands and our reputation. The success of our brands could also suffer if our marketing initiatives do not have the desired impact on a brand’s image or its ability to attract consumers.

In addition, the legal, regulatory and ethics landscape around the use of artificial intelligence, including machine learning and generative artificial intelligence, is rapidly evolving. Our ability to adapt and use this emerging technology in an effective and ethical manner may impact our reputation and our ability to compete, as outputs from generative artificial intelligence models could be, among other things, false, biased or inconsistent with our values or strategies. Further, the use of generative artificial intelligence tools may compromise our confidential or sensitive information or put our intellectual property at risk or subject us to claims of intellectual property infringement, which could in turn damage our reputation.

Additionally, due to the scale and scope of our business, we must rely on relationships with third parties, including our suppliers, distributors, contractors, joint venture partners and other external business partners, for certain functions. While we have policies and procedures for managing these relationships, they inherently involve a lesser degree of control over business operations, compliance and sustainability and social impact practices, thereby potentially increasing our reputational and legal risk.

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

We face various risks related to pandemics, epidemics or other widespread public health concerns, which may have a material adverse effect on our business, results of operations, cash flows and financial condition.

We face various risks related to pandemics, epidemics or other widespread public health concerns. A pandemic, epidemic or other widespread health concern could have, and COVID-19 has had a variety of impacts on our business, results of operations, cash flows and financial condition, including:

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

Our success depends upon our ability to recruit, attract and retain key employees and the succession of senior management.

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

We have divested and may in the future periodically divest brands or businesses. These divestitures may adversely impact our business, results of operations, cash flows and financial condition if we are unable to offset the dilutive impacts from the loss of revenue associated with the divested brands or businesses, or otherwise achieve the anticipated benefits or cost savings from the divestitures. In addition, businesses under consideration for, or otherwise subject to, divestiture may be adversely impacted prior to the divestiture, which could negatively impact our business, results of operations, cash flows and financial condition. If any planned divestiture is not able to be completed, we may also incur negative business and financial results.

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

We are engaged in the manufacture and sourcing of products and materials on a global scale. Our operations and those of our suppliers, contract manufacturers or logistics providers have been and may continue to be disrupted by a number of factors, including, but not limited to:

•geopolitical events, wars and military conflicts, such as the war in Ukraine and the conflict in Middle East;

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

Raw and packaging material commodities, such as resins, essential oils, tropical oils, pulp, tallow, corn, poultry and soybeans, are subject to market price variations. Increases in the costs of and/or a reduction in the availability of commodities, energy (including fuel prices), logistics (including trucks and containers) or other necessary services, including as a result of geopolitical conflicts, such as the war in Ukraine and the conflict in the Middle East, and/or the impact of climatic events have affected and are likely to continue to adversely affect our profit margins. While the prices of many commodities and services have retreated from their historical peaks, prices may increase again, which could create year-over-year inflationary pressure. We have taken and may continue to take actions to mitigate these cost increases in the form of price increases and efforts to achieve cost efficiencies in areas such as manufacturing and distribution, or otherwise manage the exposure through sourcing strategies, ongoing productivity initiatives and the limited use of commodity hedging contracts. These actions may not, however, fully offset these higher costs and our business, results of operations, cash flows and financial condition have been and may continue to be adversely impacted. In addition, even if we are able to increase the prices of our products in response to commodity and other cost increases, we may not be able to sustain the price increases. If such price increases are sustained, they may negatively impact our sales volume, which can in turn negatively impact our margins and profitability. If competitors do not adjust their prices or if consumers decide not to pay higher prices and forego purchasing certain of our products or switch to “private label” or lower-priced product offerings, sales declines, a deterioration in our profitability and loss of market share may occur which could adversely affect our business, results of operations, cash flows and financial condition. See “Our business results are impacted by our ability to manage disruptions in our global supply chain and/or key office facilities” above for additional information.

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

We rely extensively on information and operational technology systems (“IT/OT Systems”), some of which are managed, hosted, provided and/or used by third parties, including cloud-based service providers, and their vendors, in order to conduct our business. Our uses of these systems include, but are not limited to:

•communicating within our company and with other parties, including our customers, suppliers and consumers;

•ordering and managing materials from suppliers;

•converting materials to finished products;

•receiving and processing orders from, shipping products to and invoicing our customers, suppliers and consumers;

•marketing products to consumers;

•collecting, storing, transferring and/or processing customer, consumer, employee, vendor, investor and other stakeholder information and personal data, including, but not limited to, such data from residents of states, countries and regions with comprehensive data protection laws and regulations;

•processing transactions, including but not limited to employee payroll, employee and retiree benefits and payments to customers, suppliers and vendors;

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

Although we have a broad array of information and operational security measures in place, our IT/OT Systems, including those of third-party service providers with whom we have contracted, have been, and will likely continue to be, subject to computer viruses or other malicious codes, unauthorized access attempts, phishing and other cyberattacks. Cyberattacks and other cyber incidents are occurring more frequently, are constantly evolving in nature, are becoming more sophisticated and are being made by different threat actors including groups, individuals and nation states with a wide range of expertise and motives. Such cyberattacks and cyber incidents can take many forms, including cyber extortion, social engineering, password theft or introduction of viruses or malware, such as ransomware. In addition, the techniques used in cyberattacks and cyber incidents continue to evolve and develop, including through the use of existing and emerging technologies, such as artificial intelligence.

We cannot guarantee that our security efforts will prevent breaches or breakdowns of our or our third-party service providers’ IT/OT Systems because the techniques used in these attacks change frequently and may be difficult to detect for periods of time. In addition, although we have policies and procedures in place to ensure that all personal information collected by us or our third-party service providers is securely maintained, data leakages due to human error or intentional or unintentional conduct have occurred and likely will occur again. Furthermore, we periodically upgrade our IT/OT Systems or adopt new technologies. If such an upgrade or new technology does not function as designed or does not go as planned or if an attacker identifies a vulnerability in our IT/OT Systems, then our exposure to a cyberattack or cyber incident may increase significantly.

A cyberattack or cyber incident may adversely impact our business, including our ability to ship products to customers, issue invoices and process payments or order raw and packaging materials. Although we have seen no material impact on our business operations from the cybersecurity incidents we have experienced to date, if we suffer a significant loss or disclosure of confidential business or stakeholder information as a result of a breach of our IT/OT Systems, including those of third-party service providers with whom we have contracted, or otherwise, we may suffer reputational, competitive and/or business harm, incur significant costs and be subject to government investigations, litigation, fines and/or damages, which may adversely impact our business, results of operations, cash flows and financial condition. In addition, the rapid evolution and increased adoption of existing and emerging technologies, such as artificial intelligence, may intensify our cybersecurity risks. Further, while we currently maintain insurance coverage that, subject to its terms and conditions, is intended to address costs associated with certain aspects of cybersecurity incidents and IT/OT System failures, this insurance coverage may not, depending on the specific facts and circumstances surrounding an incident, cover all losses or all types of claims that arise from an incident, or the damage to our business, reputation or brands that may result from an incident. As the frequency and magnitude of cybersecurity incidents increase globally, we may be unable to obtain the insurance coverage that we think is appropriate or necessary to offset the risk.

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

Climate change resulting in the increased frequency and severity of natural disasters and other extreme weather conditions may adversely impact our business, results of operations, cash flows and financial condition. Specifically, the predicted physical effects of climate change may exacerbate challenges regarding the availability and quality of water and the cost, quality and availability of raw and packaging materials, pose physical risks to our facilities and those of our key suppliers, disrupt our global supply chain or impact demand for our products. In addition, the increased concern over climate change has resulted and is likely to continue to result in transition risks, including additional legal and regulatory requirements intended to, among other things, reduce or mitigate the effects of climate change and have related and may relate to, among other things, greenhouse gas emissions (e.g., carbon pricing), alternative energy policy and additional disclosure obligations, such as the Corporate Sustainability Reporting Directive, and extended producer responsibility obligations that relate to our product packaging. Such additional regulations may adversely affect our business, results of operations, cash flows and financial condition by increasing our compliance and manufacturing costs and/or negatively impacting our reputation if we are unable to, or are perceived (whether or not valid) not to, satisfy such requirements or expectations. Achieving our sustainability and social impact targets will require significant efforts from us and our stakeholders, such as our suppliers and other third parties. It will also require capital investment, additional expense (e.g., renewable energy costs) and the development of technology that may not currently exist. Failure to achieve our sustainability and social impact targets or the perception (whether or not valid) that we have failed to act responsibly with respect to such matters or to effectively respond to new or additional legal or regulatory requirements regarding climate change or other sustainability matters, could result in adverse publicity and increased litigation risk and adversely affect our business and reputation. There is also increased focus, including by governmental and non-governmental organizations, investors, customers, consumers, regulators, our employees and other stakeholders on these and other sustainability and social impact matters, including responsible sourcing, deforestation, animal welfare, labor, employment and human rights, the use of plastic, energy and water, the recyclability or recoverability of packaging, including single-use and other plastic packaging. From many of these stakeholders, there is also a growing demand for natural or organic products and ingredient transparency, such as sources of palm oil and palm kernel oil, and an increased focus on reducing our impact on nature. Our reputation could be damaged if we do not (or are perceived not to) act responsibly with respect to sustainability matters, which could adversely affect our business, results of operations, cash flows and financial condition.

Our reliance on third parties in many aspects of our business could have an adverse effect on our business and results of operations.

We use third parties including, but not limited to, suppliers, contract manufacturers, distributors, commercial banks and other external business partners, to support many aspects of our business including those that provide support across much of the lifespan of our products from the purchasing of ingredients up to and including the sale of our products to consumers. While we maintain robust policies and procedures to govern and manage our interactions with and requirements of these third parties, including building in redundancies and alternatives wherever possible, we inherently have a lesser degree of control over the business operations, governance and compliance of these unrelated entities. As a result, disruptions in these relationships or the failure of these third parties to meet their obligations to us could have an adverse effect on our reputation and our business, results of operations, cash flows and financial condition.

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

While it is our policy and practice to comply with all legal and regulatory requirements applicable to our business, findings that we are in violation of, or out of compliance with, applicable laws or regulations have subjected us to, and could subject us to, civil remedies, including fines, damages, injunctions or product recalls, or criminal sanctions, any of which could adversely affect our business, results of operations, cash flows and financial condition. Even if a claim is unsuccessful, is without merit or is not fully pursued, the cost of responding to such a claim, including management time and out-of-pocket expenses, and the negative publicity surrounding such assertions regarding our products, processes or business practices could adversely affect our reputation, brand image and our business, results of operations, cash flows and financial condition. For information regarding our legal and regulatory matters, see Item 3 “Legal Proceedings” and Note 12, Commitments and Contingencies to the Consolidated Financial Statements.

Legal claims and proceedings could adversely impact our business.

As a global company serving consumers in more than 200 countries and territories, we are and may continue to be subject to a wide variety of legal claims and proceedings, including disputes relating to intellectual property, contracts, product liability, marketing, advertising, foreign exchange controls, antitrust and trade regulation, as well as labor and employment, pension, data privacy and security, environmental and tax matters and consumer class actions. Regardless of their merit, these claims can require significant time and expense to investigate and defend. Since litigation is inherently uncertain, there is no guarantee that we will be successful in defending ourselves against such claims or proceedings, or that our assessment of the materiality of these matters, including any reserves taken in connection therewith, will be consistent with the ultimate outcome of such matters. In addition, if one of our products, or an ingredient contained in our products, is perceived or found to be defective, or unsafe or have a quality issue, we have had to and may in the future need to withdraw, recall or reformulate some of our products. Whether or not a legal claim or proceeding is successful, or a withdrawal, recall or reformulation is required or advisable, such assertions could have an adverse effect on our business, results of operations, cash flows and financial condition, and the negative publicity surrounding them could harm our reputation and brand image. The resolution of, or increase in the reserves taken in connection with, one or more of these matters in any reporting period could have a material adverse effect on our business, results of operations, cash flows and financial condition for that period. See Item 3 “Legal Proceedings” and Note 12, Commitments and Contingencies to the Consolidated Financial Statements for additional information on certain of our legal claims and proceedings.

Financial and Economic Risks

Uncertain or unfavorable global economic conditions may adversely affect our business.

Uncertain or unfavorable global economic conditions could adversely affect our business. Unfavorable global economic conditions, such as a recession, an economic slowdown, inflation, higher interest rates and/or reduced category growth rates, including as a result of the war in Ukraine and the conflict in the Middle East, have negatively impacted and/or could negatively impact our business and result in declining revenues, profitability and/or cash flows. Although we continue to devote significant resources to support our brands and market our products at multiple price points, during periods of economic uncertainty or unfavorable economic conditions, consumers may have less consumer confidence, reduce consumption or discretionary spending and/or change their purchasing patterns by foregoing purchasing certain of our products or by switching to “private label,” or lower-priced product offerings. These changes could reduce demand for our products or result in a shift in our product mix, as consumers may choose products that sell at lower prices. Additionally, our retailers may be impacted and they may increase pressure on our selling prices or increase promotional activity for lower-priced or value offerings as they seek to maintain sales volumes and margins. Furthermore, economic conditions can cause our customers, suppliers, distributors, contract manufacturers, logistics providers or other third-party partners to suffer financial or operational difficulties, which may impact their ability to buy our products or provide us with or distribute finished product, raw and packaging materials and/or services in a timely manner or at all. In addition, we could face difficulty collecting or recovering accounts receivables from third parties facing financial or operational difficulties, including bankruptcies.

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

We are subject to taxes in the U.S. and in the foreign jurisdictions where we do business. Due to economic and political conditions, tax rates in the U.S. and various foreign jurisdictions have been and may be subject to significant change. Changes in the mix of our earnings between countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities related to changes in tax rates, changes in tax laws, including how existing tax laws are interpreted or enforced, or contemplated changes in long-standing tax principles, if finalized and adopted, could adversely impact our future effective tax rate and business, results of operations, cash flows and financial condition. For example, long-standing international tax norms that determine each country’s jurisdiction to tax cross-border international trade are evolving as a result of a multilateral project, the Base Erosion and Profit Shifting Project (the “BEPS Project”), that has established new principles and reporting requirements recommended by the member countries of the Organization for Economic Cooperation and Development (the “OECD”). In connection with the BEPS Project, companies are required to disclose more information to tax authorities and the public on operations around the world, which may lead to greater audit scrutiny of profits earned in countries outside of the U.S. Many jurisdictions have already enacted legislation and adopted policies resulting from the BEPS Project. The OECD is also addressing the challenges of the digitization of the global economy with plans to redefine jurisdictional taxation rights in market countries and establish a global minimum tax. The European Union has established the Minimum Tax Directive (“Pillar II”) that provides for a minimum level of taxation for certain large corporations in every jurisdiction in which they operate. In addition, many other jurisdictions outside of the European Union have also implemented a similar minimum tax regime consistent with the policy of Pillar II. Detailed regulations of these minimum tax regimes are still being considered in certain countries. Other than significant additional time and resources to comply, based on our preliminary evaluation, Pillar II did not have a material impact as of December 31, 2024 and we do not believe it will have a material impact on our business, results of operations, cash flows and financial condition. However, as these and other tax laws and related regulations change, our business, results of operations, cash flows and financial condition could be materially impacted. For more information regarding recent legislation, refer to Part II, Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Income Taxes.”

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

Our CISO has over 25 years of information technology experience, including leading data analytics, customer relationship management, architecture and application development teams. He has been leading our global information security program for almost seven years. He is a Certified Information Systems Professional, a member of Google Cloud CISO Customer Advisory Board and New Jersey Infragard and completed the FBI CISO Academy. He joined the Company over 25 years ago and has extensive knowledge regarding our business processes and the associated information technology platforms utilized worldwide, enabling him to guide his organization to protect the Company’s systems and information.

Our Chief Information Officer joined the Company over 25 years ago and has expertise across a wide array of information technology and systems, with experience leading a large array of different functions within the global information technology organization. He has led our information technology Operational Performance and Reliability Committee for the last nine years, which reviews and provides continuous improvement processes and technology across infrastructure, information security, architecture, application and end user performance. He has application development leadership experience across all functions, including the policies and controls that govern both application development and implementation of packaged software. He has a certification from Stanford University for Cybersecurity and Executive Strategy.

The Company’s information security organization seeks to employ cybersecurity best practices, including implementing new technologies to proactively identify and monitor new vulnerabilities and reduce risk, conducting due diligence of third-party vendors’ information security programs, maintaining security policies and standards and regularly updating and testing our response planning and protocols. The information security organization also works in partnership with our Internal Audit function to identify cybersecurity risks and review cybersecurity-related internal controls with third parties as part of the overall internal controls process. The information security organization also gains valuable information to improve our threat and risk awareness capabilities as a member of an industry information sharing and analysis organization, which provides strategic and tactical information sharing channels. Additionally, employees are provided mandatory cybersecurity awareness training on an annual basis, which includes information about how to identify and report cybersecurity concerns and incidents. The information security organization also conducts phishing simulations and testing scenarios through tabletop exercises and assessment activities, to help ensure compliance with our cyber policies and procedures. We maintain a cybersecurity insurance policy and have retained relevant incident response services. Additionally, we maintain an offensive security team that works both independently and with third party cybersecurity professionals to conduct security assessments of our enterprise-wide cybersecurity practices, including penetration testing, and identify areas for continuous improvement within the information security program. The Company is a member of the Retail and Hospitality Information Sharing and Analysis Center, which provides additional intelligence associated with threats pertaining to our industry.

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

Our Board of Directors has adopted a written statement, known as the Independent Board Candidate Qualifications and made available on our website, outlining the qualities sought in our directors. This statement, which is refreshed periodically, is used by the Nominating, Governance and Corporate Responsibility Committee (“NGCR Committee”) to evaluate individual director candidates. The NGCR Committee has identified experience with overseeing and managing risk management processes, including with respect to cybersecurity, as being important to creating an effective, well-rounded and diverse Board. Directors with experience overseeing and managing risk management processes play a critical role in the Board’s oversight of our enterprise risk management process.

Our CISO reports to the Audit Committee on cybersecurity quarterly, or more frequently if circumstances warrant, including relevant cybersecurity incidents impacting the Company and on topics related to information security, data privacy and cyber risks and mitigation strategies. In addition, outside experts periodically present to the Board on cybersecurity.

ITEM 2.    PROPERTIES

We own or lease approximately 315 properties, which include manufacturing, distribution, research and development and office facilities worldwide. Our corporate headquarters is located in a leased property at 300 Park Avenue, New York, New York.

In the U.S., we operate in approximately 85 properties, of which 17 are owned. Major U.S. manufacturing and warehousing facilities used by the Oral, Personal and Home Care product segment of our business are located in Ohio, South Carolina and Tennessee. The Pet Nutrition segment has major manufacturing and warehousing facilities in Indiana, Kansas, Kentucky, Ohio, Oklahoma and South Carolina.

Outside the U.S., we operate in approximately 230 properties, of which 58 are owned, in over 80 countries. Major overseas manufacturing and warehousing facilities used by the Oral, Personal and Home Care product segment of our business are located in Australia, Brazil, China, Colombia, France, Greece, Guatemala, India, Italy, Mexico, Poland, South Africa, Thailand, Türkiye and Vietnam. The Pet Nutrition segment has major manufacturing and warehousing facilities in Czech Republic, Italy and the Netherlands.

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

ITEM 3.    LEGAL PROCEEDINGS

For information regarding legal proceedings, refer to Note 12, Commitments and Contingencies to the Consolidated Financial Statements included in Part IV, Item 15 of this report.

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

As of December 31, 2024, the number of common shareholders of record was 15,598.

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

The following table shows the share repurchase activity for the three months in the quarter ended December 31, 2024:

Month	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(3) (in millions)
October 1 through 31, 2024	1,194,671	$99.07	1,190,665	$1,517
November 1 through 30, 2024	554,917	$92.51	549,900	$1,466
December 1 through 31, 2024	3,045,662	$93.15	3,035,383	$1,183
Total	4,795,250	$94.55	4,775,948

(1)Includes share repurchases under the 2022 Program and those associated with certain employee elections under the Company’s compensation and benefit programs.
(2)The difference between the total number of shares purchased and the total number of shares purchased as part of publicly announced plans or programs is 19,302 shares, which represents shares deemed surrendered to the Company to satisfy certain employee elections under the Company’s compensation and benefit programs.
(3)Includes approximate dollar value of shares that were available to be purchased under the publicly announced plans or programs that were in effect as of December 31, 2024.

ITEM 6.    [Reserved]

(Dollars in Millions Except Per Share Amounts)
ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

Business Organization

Colgate-Palmolive Company (together with its subsidiaries, “we,” “us,” “our,” the “Company” or “Colgate”) is a caring, innovative growth company reimagining a healthier future for all people, their pets and our planet. We seek to deliver consistent compounded earnings per share growth to help drive superior total shareholder return, as well as to provide Colgate people with an innovative and inclusive work environment. We do this by developing and selling science-led products globally that make people’s and their pets’ lives healthier and more enjoyable and by embracing our Sustainability & Social Impact Strategy across our organization.

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

The Oral, Personal and Home Care product segment is managed geographically in five reportable operating segments: North America, Latin America, Europe, Asia Pacific and Africa/Eurasia, all of which sell primarily to a variety of retailers, wholesalers, distributors, dentists and, in some geographies, skin health professionals. Through Hill’s Pet Nutrition, we also compete on a worldwide basis in the pet nutrition market, selling products principally through authorized pet supply retailers, veterinarians and eCommerce retailers. We also sell certain of our products direct-to-consumer. We are engaged in manufacturing and sourcing of products and materials on a global scale and have major manufacturing facilities, warehousing facilities and distribution centers in every region around the world.

In connection with management changes, we realigned the reporting structure of our skin health business effective July 1, 2024. Accordingly, commencing with the quarter ended September 30, 2024, the results of the skin health business previously reported within the Europe reportable operating segment are reported with our other skin health businesses in the North America reportable operating segment, with no impact on the Company's consolidated results of operations or financial position. The Company has recast its historical geographic segment information to conform to the new reporting structure.

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

The War in Ukraine

The war in Ukraine, and the related geopolitical tensions, have had and continue to have a significant impact on our operations in Ukraine and Russia, though it has not been material to our Consolidated Financial Statements. We have no manufacturing facilities in Russia. For the year ended December 31, 2024, our business in the Eurasia region constituted approximately 1% of our consolidated net sales and approximately 2% of our consolidated operating profit.

(Dollars in Millions Except Per Share Amounts)
We have experienced, and expect to continue to experience, risks related to the impact of the war in Ukraine, including increases in the costs and, in certain cases, limitations on the availability of certain raw and packaging materials and commodities (including oil and natural gas), supply chain and logistics challenges, import restrictions, foreign currency volatility and reputational concerns. We also have faced and continue to face challenges to our ability to repatriate cash from Russia and identify banking partners to support our Russian operations and we may face challenges to our ability to protect our assets in Russia. We also continue to monitor the impact of sanctions, export controls and import restrictions imposed generally and in response to the war in Ukraine.

The Conflict in the Middle East

The conflict in the Middle East has not had a material impact on our Consolidated Financial Statements. Uncertainties and risks remain as to the duration of the conflict and its impact on geopolitical relations and stability in North Africa, the wider Middle East and nearby regions. The conflict has impacted and may continue to impact, among other things, supply chain and logistics, the availability and price of raw and packaging materials and commodities such as oil, consumer sentiment and consumption and category growth rates in the region.

For more information about factors that could impact our business, including due to geopolitical conflicts, such as the war in Ukraine and the conflict in the Middle East, refer to Part I, Item 1A “Risk Factors” of this Annual Report on Form 10-K.

Business Strategy

To achieve our business and financial objectives, we are focused on delivering consistent compounded earnings per share growth through driving organic sales growth, operational efficiencies and leveraging the strength of our balance sheet. We believe increased household penetration and improved brand health are the keys to consistent organic sales growth and aim to achieve these through science-led, core and premium innovation, pursuing higher-growth adjacent categories and segments and expanding in faster-growing channels and markets. We aim to deliver margin expansion and cash flow growth through operating leverage and efficiency. We continue to prioritize our investments in high growth segments within our Oral Care, Personal Care and Pet Nutrition businesses. We also seek to lead in the development of human capital and to maximize the impact of our Sustainability & Social Impact Strategy. We are building and scaling our capabilities in areas such as innovation, digital, data, analytics and artificial intelligence, enabling us to be more responsive in today’s rapidly changing world. We continue to invest behind our brands, including through advertising, and to develop initiatives to build strong relationships with consumers, retailers and dental, veterinary and skin health professionals. We continue to believe that growth opportunities are greater in those areas of the world in which economic development and rising consumer incomes expand the size and number of markets for our products.

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

Significant Items Impacting Comparability

During the quarter ended June 30, 2023, we reassessed with our legal and tax advisers certain tax deductions taken in prior years by one of our subsidiaries and concluded that it was more likely than not that the deductions would not be sustained by the courts in that jurisdiction. The value of the tax deductions was not material to us in any year in which they were taken. The cumulative effect of the change in tax position of $148 was reflected as a discrete item in the quarter ended June 30, 2023 income tax expense, partially offset by the reversal of certain prior years’ withholding tax reserves of $22 that were no longer required (hereinafter referred to as the “foreign tax matter”). The tax liability was paid in the quarter ended September 30, 2023. See Note 10, Income Taxes, to the Consolidated Financial Statements for additional information.

During the quarter ended March 31, 2023, we recorded a charge of $267 as a result of a decision of the United States Court of Appeals for the Second Circuit (the “Second Circuit”) affirming a grant of summary judgment to the plaintiffs in a

(Dollars in Millions Except Per Share Amounts)
lawsuit under the Employee Retirement Income Security Act (“ERISA”) seeking the recalculation of benefits and other relief associated with a 2005 residual annuity amendment to the Colgate-Palmolive Company Employees’ Retirement Income Plan (the “Retirement Plan”). The decision resulted in an increase in the obligations of the Retirement Plan, which based on the current funded status of the Retirement Plan and depending on further developments in the litigation, may require a cash contribution by the Company in 2025. In June 2023, we filed a petition for certiorari to the United States Supreme Court requesting permission for an appeal to that court, which was denied in October 2023. Also, in June 2023, the plaintiffs filed a motion to enter a revised final judgment in the United States District Court for the Southern District of New York (the “District Court”) to address certain unresolved calculation issues, which we opposed. In March 2024, the District Court granted the plaintiffs’ motion and found for the plaintiffs on those calculation issues. We have appealed that decision to the Second Circuit. See Note 12, Commitments and Contingencies to the Consolidated Financial Statements for additional information.

During the quarter ended March 31, 2023, we announced a voluntary recall of select Fabuloso multi-purpose cleaner products sold in the United States and Canada. The costs associated with the voluntary recall had a $25 impact on our Operating profit in the quarter ended March 31, 2023.

On January 27, 2022, the Board approved a targeted productivity program (the “2022 Global Productivity Initiative”). All initiatives under the program have been implemented and the program concluded on December 31, 2024. The 2022 Global Productivity Initiative resulted in the reallocation of resources towards our strategic priorities and faster growth businesses, efficiencies in our operations and the streamlining of our supply chain to reduce structural costs. Total pretax charges from the implementation of the 2022 Global Productivity Initiative were $228 ($186 aftertax). Total annualized pretax savings from the 2022 Global Productivity Initiative were approximately $125 ($100 aftertax). See “Restructuring and Related Implementation Charges” below and Note 3, Restructuring and Related Implementation Charges to the Consolidated Financial Statements for additional information.

In the years ended December 31, 2024 and 2023, we incurred pretax costs of $85 (aftertax costs of $73) and $32 (aftertax costs of $25), respectively, resulting from the 2022 Global Productivity Initiative.

Outlook

Looking forward, we expect global macroeconomic, political and market conditions to remain challenging, including as a result of inflation, high interest rates, foreign currency volatility and developments in trade relations following the imposition of new and/or additional tariffs by the United States and other countries. We have taken and are taking additional pricing to try to offset the increases in raw and packaging material costs we have seen in recent years. This has negatively impacted consumer demand for our products. Additionally, inflation has impacted the broader economy with consumers around the world facing widespread rising prices as well as high interest rates resulting from measures to address inflation.

Recent developments in trade relations and the imposition of new and/or additional tariffs by the United States and other countries, including following the United States’ February 2025 executive orders imposing tariffs on imports from Canada, Mexico and China, may contribute to inflationary pressures and, as a result, may impact consumer demand for our products. We are following the dynamic situation closely and evaluating the impact of such tariffs and any retaliatory actions taken by other countries on our business, results of operations, cash flows and financial condition. While we have made and will make efforts to mitigate the impact of these and any additional tariffs imposed by the United States and/or other countries, they could impact the cost and/or price of our products, the cost and availability of raw and packaging materials and commodities and/or consumer demand for our products due to, among other things, the impact of such tariffs on the global economy, inflationary pressures or geopolitical relations.

Such inflation and developments in trade relations as well as high interest rates may negatively impact consumer consumption or discretionary spending and/or change their purchasing patterns by foregoing purchasing certain of our products or by switching to “private label” or to our lower-priced product offerings. Although we continue to devote significant resources to support our brands and market our products at multiple price points, these changes could reduce demand for and sales volumes of our products or result in a shift in our product mix from higher margin to lower margin product offerings. In light of this challenging environment, we expect continued volatility across all of our categories and it is therefore difficult to predict category growth rates in the near term.

(Dollars in Millions Except Per Share Amounts)
Given that approximately two-thirds of our Net sales originate in markets outside the U.S., we have experienced and will likely continue to experience volatile foreign currency fluctuations, particularly in Argentina and Türkiye, which are considered hyper-inflationary economies. Effective January 1, 2025, we designated Nigeria as a hyper-inflationary economy. Consequently, the functional currency for our Nigerian subsidiary will be the U.S. dollar and the impact of all future Nigerian currency fluctuations will be recorded in income. However, this designation is not expected to have a material impact on the Company's Consolidated Financial Statements. As discussed above, we continue to experience higher raw and packaging material costs, including the impact of transactional foreign exchange. While we have taken, and will continue to take, measures to mitigate the effect of these conditions, such as our funding-the-growth and revenue growth management initiatives, in the current environment it may become increasingly difficult to implement certain of these mitigation strategies. Should these conditions persist, they could adversely affect our future results.

While the global marketplace in which we operate has always been highly competitive, we continue to experience heightened competitive activity in certain markets from strong local competitors (including private label competitors), from other large multinational companies, some of which have greater resources than we do, and from new entrants into the market in many of our categories. Such activities have included more aggressive product claims and marketing challenges, as well as increased promotional spending and geographic expansion.

We have been negatively affected by changes in the policies and practices of our trade customers in key markets, such as inventory destocking, fulfillment requirements, technology-aided category pricing pressures, limitations on access to shelf space, delisting of our products and sustainability, supply chain and packaging standards or initiatives. In addition, the retail landscape in many of our markets continues to evolve as a result of the continued growth of eCommerce, changing consumer preferences (as consumers increasingly shop online, including to compare prices and product availability) and the increased presence of alternative retail channels, such as subscription services and direct-to-consumer businesses. We are building and scaling our capabilities in areas such as innovation, digital, data, analytics and artificial intelligence and investing behind higher growth businesses. The substantial growth in eCommerce and the emergence of alternative retail channels have created and may continue to create pricing pressures and/or adversely affect our relationships with our key retailers.

We continue to closely monitor the impact of geopolitical events and tensions, such as the war in Ukraine, the conflict in the Middle East, tensions between China and Taiwan and the developments in trade relations, and the challenging market conditions discussed above, on our business and the related uncertainties and risks. While we have taken, and will continue to take, measures to mitigate the effects of these events and conditions, we cannot estimate with certainty the full extent of their impact on our business, results of operations, cash flows and/or financial condition. For more information about factors that could impact our business, see “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.

We believe that we are well prepared to meet the challenges ahead due to our strong financial condition, experience operating in challenging environments, resilient global supply chain, dedicated and diverse global team and focused business strategy. Our strategy is based on delivering consistent compounded earnings per share growth through driving organic sales growth, operational efficiencies and leveraging the strength of our balance sheet. We believe increased household penetration and improved brand health are the keys to consistent organic sales growth and aim to achieve these through science-led, core and premium innovation, pursuing higher-growth adjacent categories and segments and expanding in faster-growing channels and markets. We aim to deliver margin expansion and cash flow growth through operating leverage and efficiency. We also seek to lead in the development of human capital and to maximize our Sustainability & Social Impact Strategy. Our commitment to these priorities, the strength of our brands, the breadth of our global footprint and a commitment to profitability and driving efficiency in cash generation should position us well to manage through the challenges we face and increase shareholder value over time.

(Dollars in Millions Except Per Share Amounts)
Results of Operations

This section of this Annual Report on Form 10-K generally discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. Discussions of 2022 items and year-to-year comparisons between 2023 and 2022 that are not included in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Net Sales

Worldwide Net sales were $20,101 in 2024, up 3.3% from 2023, driven by volume growth of 3.1% and net selling price increases of 4.4%, partially offset by negative foreign exchange of 4.1%. Organic sales (Net sales excluding, as applicable, the impact of foreign exchange, acquisitions and divestments), a non-GAAP financial measure as discussed below, increased 7.4% in 2024.

Net sales in the Oral, Personal and Home Care product segment were $15,618 in 2024, up 3.0% from 2023, driven by volume growth of 3.7% and net selling price increases of 4.4%, partially offset by negative foreign exchange of 5.2%. Organic sales in the Oral, Personal and Home Care product segment increased 8.1% in 2024.

The increase in organic sales in 2024 versus 2023 was due to increases in Oral Care, Home Care and Personal Care organic sales. The increase in Oral Care was primarily due to organic sales growth in the toothpaste and manual toothbrush categories. The increase in Home Care was primarily due to organic sales growth in the surface cleaner and fabric softener categories. The increase in Personal Care was primarily due to organic sales growth in the liquid hand soap and body wash categories, partially offset by organic sales declines in the skin health category.

The Company’s share of the global toothpaste market was 41.4% for full year 2024, up 0.3 share points from full year 2023, and its share of the global manual toothbrush market was 32.2% for full year 2024, up 0.7 share points versus full year 2023. Full year 2024 market shares in toothpaste were up in Latin America, Europe and Africa/Eurasia, flat in Asia Pacific and down in North America versus full year 2023. In the manual toothbrush category, full year 2024 market shares were up in North America, Latin America and Asia Pacific and flat in Europe and Africa/Eurasia versus full year 2023. For additional information regarding the Company’s use of market share data and limitations of such data, see “Market Share Information” below.

Net sales for Hill’s Pet Nutrition were $4,483 in 2024, up 4.5% from 2023, driven by volume growth of 0.8% and net selling price increases of 4.1%, partially offset by negative foreign exchange of 0.4%. Organic sales for Hill’s Pet Nutrition increased 4.9% in 2024.

The increase in organic sales in 2024 versus 2023 was due to increases in organic sales in the therapeutic and wellness categories.

(Dollars in Millions Except Per Share Amounts)
Gross Profit/Margin

Worldwide Gross profit increased 7% to $12,161 in 2024 from $11,326 in 2023. Worldwide Gross profit in both periods included charges resulting from the 2022 Global Productivity Initiative. Excluding these charges in both periods, worldwide Gross profit increased to $12,181 in 2024 compared to $11,327 in 2023, reflecting an increase of $482 resulting from higher Gross profit margin and an increase of $372 resulting from higher Net sales.

Worldwide Gross profit margin increased to 60.5% in 2024 from 58.2% in 2023. Excluding charges resulting from the 2022 Global Productivity Initiative in 2024, Gross profit margin increased to 60.6% in 2024 from 58.2% in 2023. This increase in Gross profit margin was due to cost savings from the Company’s funding-the-growth initiatives (280 bps), higher pricing (170 bps) and favorable mix (20 bps), partially offset by higher raw and packaging material costs (230 bps), which included foreign exchange transaction costs.

	2024	2023
Gross profit, GAAP	$12,161	$11,326
2022 Global Productivity Initiative	20	1
Gross profit, non-GAAP	$12,181	$11,327

	2024	2023	Basis Point Change
Gross profit margin, GAAP	60.5%	58.2%	230
2022 Global Productivity Initiative	0.1%	—
Gross profit margin, non-GAAP	60.6%	58.2%	240

(Dollars in Millions Except Per Share Amounts)
Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 8% to $7,729 in 2024 from $7,151 in 2023. Selling, general and administrative expenses in both periods included charges resulting from the 2022 Global Productivity Initiative. Excluding these charges in both periods, Selling, general and administrative expenses increased to $7,723 in 2024 from $7,149 in 2023, reflecting increased advertising investment of $349 and higher overhead expenses of $225.

Selling, general and administrative expenses as a percentage of Net sales increased to 38.5% in 2024 from 36.8% in 2023. Excluding charges resulting from the 2022 Global Productivity Initiative in both periods, Selling, general and administrative expenses as a percentage of Net sales increased to 38.4% in 2024 from 36.7% in 2023. This increase was due to increased advertising investment (130 bps) and higher overhead expenses (40 bps), both as a percentage of Net sales. In 2024, advertising investment increased as a percentage of Net sales to 13.5% from 12.2% in 2023 and increased by 14.7% in absolute terms to $2,720 as compared with $2,371 in 2023.

	2024	2023
Selling, general and administrative expenses, GAAP	$7,729	$7,151
2022 Global Productivity Initiative	(6)	(2)
Selling, general and administrative expenses, non-GAAP	$7,723	$7,149

	2024	2023	Basis Point Change
Selling, general and administrative expenses as a percentage of Net sales, GAAP	38.5%	36.8%	170
2022 Global Productivity Initiative	(0.1)%	(0.1)%
Selling, general and administrative expenses as a percentage of Net sales, non-GAAP	38.4%	36.7%	170

(Dollars in Millions Except Per Share Amounts)
Other (Income) Expense, Net

Other (income) expense, net was $164 and $191 in 2024 and 2023, respectively. Other (income) expense, net in 2024 included charges resulting from the 2022 Global Productivity Initiative. Other (income) expense, net in 2023 included product recall costs and charges resulting from the 2022 Global Productivity Initiative.

	2024	2023
Other (income) expense, net, GAAP	$164	$191
2022 Global Productivity Initiative	(59)	(24)
Product recall costs	—	(25)
Other (income) expense, net, non-GAAP	$105	$142

Excluding the items described above in both periods, as applicable, Other (income) expense, net was $105 in 2024 and $142 in 2023, comprised of the following:

	2024	2023
Amortization of intangible assets	$75	$72
Equity income	(22)	(17)
Losses (gains) from marketable securities and other assets	6	11
Indirect tax payments (refunds)	27	18
Other, net	19	58
Total Other (income) expense, net, non-GAAP	$105	$142

(Dollars in Millions Except Per Share Amounts)
Operating Profit

Operating profit increased 7% to $4,268 in 2024 from $3,984 in 2023. In 2024, Operating profit included charges resulting from the 2022 Global Productivity Initiative. In 2023, Operating profit included charges resulting from the 2022 Global Productivity Initiative and product recall costs. Excluding these items in both periods, as applicable, Operating profit increased 8% to $4,353 in 2024 from $4,036 in 2023 primarily due to an increase in Gross profit, partially offset by an increase in Selling, general and administrative expenses.

    Operating profit margin was 21.2% in 2024, an increase of 70 bps compared with 20.5% in 2023. Excluding the items described above in both periods, as applicable, Operating profit margin was 21.7% in 2024, an increase of 100 bps from 20.7% in 2023, primarily due to an increase in Gross profit (240 bps), partially offset by an increase in Selling, general and administrative expenses (170 bps), both as a percentage of Net sales.

	2024	2023	% Change
Operating profit, GAAP	$4,268	$3,984	7%
2022 Global Productivity Initiative	85	27
Product recall costs	—	25
Operating profit, non-GAAP	$4,353	$4,036	8%

	2024	2023	Basis Point Change
Operating profit margin, GAAP	21.2%	20.5%	70
2022 Global Productivity Initiative	0.5%	0.1%
Product recall costs	—%	0.1%
Operating profit margin, non-GAAP	21.7%	20.7%	100

Non-Service Related Postretirement Costs

Non-service related postretirement costs were $87 in 2024 compared to $360 in 2023. In 2023, Non-service related postretirement costs included charges related to the ERISA litigation matter and the 2022 Global Productivity Initiative. Excluding these charges in 2023, Non-service related postretirement costs were $87 in 2024 compared to $88 in 2023.

	2024	2023
Non-service related postretirement costs, GAAP	$87	$360
ERISA litigation matter	—	(267)
2022 Global Productivity Initiative	—	(5)
Non-service related postretirement costs, non-GAAP	$87	$88

Interest Expense

Interest expense was $292 in 2024 as compared to $287 in 2023.

Interest Income

Interest income was $67 in 2024 as compared to $55 in 2023.

(Dollars in Millions Except Per Share Amounts)
Income Taxes

The effective income tax rate was 22.9% in 2024 and 27.6% in 2023. As reflected in the table below, the non-GAAP effective income tax rate was 22.7% in 2024 and 23.6% in 2023.

	2024
	Income Before Income Taxes	Provision For Income Taxes(1)	Effective Income Tax Rate(2)
As Reported GAAP	$3,956	$907	22.9%
2022 Global Productivity Initiative	85	12	(0.2)%
Non-GAAP	$4,041	$919	22.7%

	2023
	Income Before Income Taxes	Provision For Income Taxes(1)	Effective Income Tax Rate(2)
As Reported GAAP	$3,392	$937	27.6%
ERISA litigation matter	267	55	(0.5)%
Foreign tax matter	—	(126)	(3.4)%
2022 Global Productivity Initiative	32	6	(0.1)%
Product recall costs	25	6	—%
Non-GAAP	$3,716	$878	23.6%

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

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was enacted, which among other things, implements a 15% minimum tax on book income of certain large corporations effective for years beginning after December 31, 2022. Based on the Company’s analysis, as well as guidance published by the IRS, the IRA, and in particular the 15% minimum tax, did not have an impact on the Company’s Consolidated Financial Statements. Subsequent to the aforementioned guidance published by the IRS, on September 12, 2024, the U.S. Treasury Department and IRS released proposed regulations relating to this 15% minimum tax. Based on the Company’s analysis, these proposed regulations, if finalized in their current form, are not expected to have an impact on the Company’s Consolidated Financial Statements. However, the Company will continue to evaluate any additional guidance and clarification that becomes available.

Additionally, on December 15, 2022, the 27 member states of the European Union (“EU”) reached an agreement on a minimum level of taxation for certain large corporations to pay a minimum corporate tax rate of 15% in every jurisdiction in which they operate. This agreement, which is known as the Minimum Tax Directive (part of the “Pillar II Model

(Dollars in Millions Except Per Share Amounts)
Rules”), was supposed to be transposed into the laws of all EU member states by December 31, 2023. Most member states complied, while some were granted extensions of time. In addition, many other jurisdictions outside the EU have implemented a similar minimum tax regime consistent with the policy of the Pillar II Model Rules. Detailed regulations of these minimum tax regimes are still being considered in certain countries and, in some cases, enactment and timing is still uncertain. Based on current legislation and available guidance, apart from a significant additional compliance burden, Pillar II did not have a material impact as of December 31, 2024 and the Company does not believe it will have a material impact on its Consolidated Financial Statements. However, as these rules and related regulations are revised and implemented, the Company will evaluate the impact, if any, on its Consolidated Financial Statements.

The Company has ongoing federal, state and international income tax audits in various jurisdictions and evaluates uncertain tax positions that may be challenged by local tax authorities and not fully sustained. All U.S. federal income tax returns through December 31, 2013 have been audited by the IRS and there are limited matters which the Company plans to appeal for years 2010 through 2013. One such matter relates to the IRS assessment of taxes on the Company by imputing income on certain activities within one of our international operations, which is also under audit for the years 2014 through 2018. There were U.S. Tax Court rulings during 2023 in favor of the IRS against unrelated third parties on similar matters. Despite the U.S. Tax Court rulings, the Company continues to believe that the tax assessment against the Company is without merit. While there can be no assurances, the Company believes this matter will ultimately be decided in favor of the Company. The amount of tax plus interest for the years 2010 through 2018 is estimated to be approximately $153, which is not included in the Company’s uncertain tax positions. In May 2024, the IRS initiated an audit for the years 2019 through 2021.

(Dollars in Millions Except Per Share Amounts)
Net income attributable to Colgate-Palmolive Company and Earnings per share

Net income attributable to Colgate-Palmolive Company was $2,889, or $3.51 per share on a diluted basis, in 2024, an increase from $2,300, or $2.77 per share on a diluted basis, in 2023. In 2024, Net income attributable to Colgate-Palmolive Company included charges resulting from the 2022 Global Productivity Initiative. In 2023, Net income attributable to Colgate-Palmolive Company included charges resulting from the ERISA litigation matter, the foreign tax matter and the 2022 Global Productivity Initiative and product recall costs.

Excluding the items described above in both periods, as applicable, Net income attributable to Colgate-Palmolive Company increased 10% to $2,962 in 2024 from $2,682 in 2023, and Earnings per common share on a diluted basis increased 11% to $3.60 in 2024 from $3.23 in 2023.

	2024
	Income Before Income Taxes	Provision For Income Taxes(1)	Net Income Including Noncontrolling Interests	Less: Income Attributable To Noncontrolling Interests	Net Income Attributable to Colgate-Palmolive Company	Diluted Earnings Per Share(2)
As Reported GAAP	$3,956	$907	$3,049	$160	$2,889	$3.51
2022 Global Productivity Initiative	85	12	73	—	73	0.09
Non-GAAP	$4,041	$919	$3,122	$160	$2,962	$3.60

	2023
	Income Before Income Taxes	Provision For Income Taxes(1)	Net Income Including Noncontrolling Interests	Less: Income Attributable To Noncontrolling Interests	Net Income Attributable to Colgate-Palmolive Company	Diluted Earnings Per Share(2)
As Reported GAAP	$3,392	$937	$2,455	$155	$2,300	$2.77
ERISA litigation matter	267	55	212	—	212	0.26
Foreign tax matter	—	(126)	126	—	126	0.15
2022 Global Productivity Initiative	32	6	26	1	25	0.03
Product recall costs	25	6	19	—	19	0.02
Non-GAAP	$3,716	$878	$2,838	$156	$2,682	$3.23

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

Oral, Personal and Home Care

North America

	2024	2023	% Change
Net sales	$4,113	$4,091	0.5%
Operating profit	$839	$871	(4)%
% of Net sales	20.4%	21.3%	(90)	bps

Net sales in North America increased 0.5% in 2024 to $4,113, driven by volume growth of 2.6%, partially offset by net selling price decreases of 1.9% and negative foreign exchange of 0.1%. Organic sales in North America increased 0.7% in 2024. The organic sales growth was driven by the United States and Canada.

The increase in organic sales in North America in 2024 versus 2023 was due to increases in Home Care and Oral Care organic sales, partially offset by a decrease in Personal Care organic sales. The increase in Home Care was primarily due to organic sales growth in the surface cleaner category, partially offset by an organic sales decline in the hand dish category. The increase in Oral Care was primarily due to organic sales growth in the toothpaste and manual toothbrush categories. The decrease in Personal Care was primarily due to organic sales declines in the skin health and underarm protection categories, partially offset by organic sales growth in the liquid hand soap category.

Operating profit in North America decreased 4% in 2024 to $839, or 90 bps to 20.4% as a percentage of Net Sales. This decrease in Operating profit as a percentage of Net sales was due to an increase in Gross profit (60 bps), more than offset by an increase in Selling, general and administrative expenses (150 bps), both as a percentage of Net sales. This increase in Gross profit was primarily due to cost savings from the Company’s funding-the-growth initiatives (210 bps), partially offset by lower pricing and higher raw and packaging material costs (50 bps). This increase in Selling, general and administrative expenses was primarily due to increased advertising investment (140 bps).

(Dollars in Millions Except Per Share Amounts)
Latin America

	2024	2023	% Change
Net sales	$4,782	$4,640	3.1%
Operating profit	$1,526	$1,417	8%
% of Net sales	31.9%	30.5%	140	bps

Net sales in Latin America increased 3.1% in 2024 to $4,782, driven by volume growth of 3.9% and net selling price increases of 12.9%, partially offset by negative foreign exchange of 13.7%. Organic sales in Latin America increased 16.8% in 2024. Organic sales growth was led by Argentina, Brazil and Mexico.

The increase in organic sales in Latin America in 2024 versus 2023 was due to increases in Oral Care, Home Care and Personal Care organic sales. The increase in Oral Care was primarily due to organic sales growth in the toothpaste, manual toothbrush and mouthwash categories. The increase in Home Care was primarily due to organic sales growth in the surface cleaner and hand dish categories. The increase in Personal Care was primarily due to organic sales growth in the underarm protection category.

Operating profit in Latin America increased 8% in 2024 to $1,526, or 140 bps to 31.9% as a percentage of Net sales. This increase in Operating profit as a percentage of Net sales was primarily due to an increase in Gross profit (220 bps), partially offset by an increase in Selling, general and administrative expenses (100 bps), both as a percentage of Net sales. This increase in Gross profit was due to higher pricing and cost savings from the Company’s funding-the-growth initiatives (290 bps), partially offset by significantly higher raw and packaging material costs (540 bps), which included foreign exchange transaction costs. This increase in Selling, general and administrative expenses was due to higher overhead expenses (60 bps) and increased advertising investment (50 bps).

(Dollars in Millions Except Per Share Amounts)
Europe

	2024	2023	% Change
Net sales	$2,770	$2,571	7.7%
Operating profit	$658	$573	15%
% of Net sales	23.7%	22.3%	140	bps

Net sales in Europe increased 7.7% in 2024 to $2,770, driven by volume growth of 4.1%, net selling price increases of 2.5% and positive foreign exchange of 1.1%. Organic sales in Europe increased 6.7% in 2024. Organic sales growth was led by Germany, the United Kingdom, France and Poland.

The increase in organic sales in Europe in 2024 versus 2023 was primarily due to increases in Oral Care and Personal Care organic sales. The increase in Oral Care was primarily due to organic sales growth in the toothpaste category. The increase in Personal Care was primarily due to organic sales growth in the body wash category.

Operating profit in Europe increased 15% in 2024 to $658, or 140 bps to 23.7% as a percentage of Net sales. This increase in Operating profit as a percentage of Net sales was primarily due to an increase in Gross profit (370 bps), partially offset by an increase in Selling, general and administrative expense (230 bps), both as a percentage of Net sales. This increase in Gross profit was due to cost savings from the Company’s funding-the-growth initiatives (290 bps), higher pricing and favorable mix (70 bps), partially offset by higher raw and packaging material costs (100 bps). This increase in Selling, general and administrative expenses was primarily due to increased advertising investment (220 bps).

(Dollars in Millions Except Per Share Amounts)
Asia Pacific

	2024	2023	% Change
Net sales	$2,858	$2,782	2.7%
Operating profit	$812	$767	6%
% of Net sales	28.4%	27.6%	80	bps

Net sales in Asia Pacific increased 2.7% in 2024 to $2,858, driven by volume growth of 3.1% and net selling price increases of 1.0%, partially offset by negative foreign exchange of 1.3%. Organic sales in Asia Pacific increased 4.0% in 2024. Organic sales growth was led by India, the Philippines, Australia and the Greater China region.

The increase in organic sales in 2024 versus 2023 was primarily due to an increase in Oral Care organic sales. The increase in Oral Care was primarily due to organic sales growth in the toothpaste category.

Operating profit in Asia Pacific increased 6% in 2024 to $812, or 80 bps to 28.4% as a percentage of Net sales. This increase in Operating profit as a percentage of Net sales was due to an increase in Gross profit (210 bps) and a decrease in Other (income) expense, net (30 bps), partially offset by an increase in Selling, general and administrative expenses (160 bps), all as a percentage of Net sales. This increase in Gross profit was due to cost savings from the Company’s funding-the-growth initiatives (280 bps) and higher pricing, partially offset by higher raw and packaging material costs (110 bps). This increase in Selling, general and administrative expenses was due to increased advertising investment (160 bps).

(Dollars in Millions Except Per Share Amounts)
Africa/Eurasia

	2024	2023	% Change
Net sales	$1,095	$1,083	1.2%
Operating profit	$253	$254	—%
% of Net sales	23.1%	23.5%	(40)	bps

Net sales in Africa/Eurasia increased 1.2% in 2024 to $1,095, driven by volume growth of 7.6% and net selling price increases of 5.7%, partially offset by negative foreign exchange of 12.1%. Organic sales in Africa/Eurasia increased 13.3% in 2024. Organic sales growth was led by Türkiye, Nigeria and the North Africa/Middle East region.

The increase in organic sales in 2024 versus 2023 was primarily due to increases in Oral Care and Home Care organic sales. The increase in Oral Care was primarily due to organic sales growth in the toothpaste and manual toothbrush categories. The increase in Home Care was primarily due to organic sales growth in the bleach category.

Operating profit in Africa/Eurasia was flat at $253 versus 2023, and as a percentage of Net sales decreased by 40 bps to 23.1%. This decrease in Operating profit as a percentage of Net sales was due to an increase in Gross profit (140 bps), more than offset by an increase in Selling, general, and administrative expense (120 bps) and an increase in Other (income) expense, net (60 bps), all as a percentage of Net sales. This increase in Gross profit was due to cost savings from the Company’s funding-the-growth initiatives (250 bps), higher pricing and favorable mix (30 bps), partially offset by significantly higher raw and packaging material costs (340 bps), which included foreign exchange transaction costs. This increase in Selling, general and administrative expense was due to higher overhead expense (70 bps) and increased advertising investment (50 bps).

(Dollars in Millions Except Per Share Amounts)
Hill’s Pet Nutrition

	2024	2023	% Change
Net sales	$4,483	$4,290	4.5%
Operating profit	$965	$806	20%
% of Net sales	21.5%	18.8%	270	bps

Net sales for Hill’s Pet Nutrition increased 4.5% in 2024 to $4,483, driven by volume growth of 0.8% and net selling price increases of 4.1%, partially offset by negative foreign exchange of 0.4%. Organic sales in Hill’s Pet Nutrition increased 4.9% in 2024. Organic sales growth was led by the United States despite a negative impact from lower private label pet nutrition sales of 210 bps.

The increase in organic sales in 2024 versus 2023 was due to organic sales growth in the therapeutic and wellness categories.

Operating profit in Hill’s Pet Nutrition increased 20% in 2024 to $965, or 270 bps to 21.5% as a percentage of Net sales. This increase in Operating profit as a percentage of Net sales was primarily due to an increase in Gross profit (410 bps), partially offset by an increase in Selling, general, and administrative expense (180 bps), both as a percentage of Net sales. This increase in Gross profit was due to cost savings from the Company’s funding-the-growth initiatives (340 bps), higher pricing and favorable mix (50 bps), partially offset by higher raw and packaging material costs (170 bps). This increase in Selling, general and administrative expense was primarily due to increased advertising investment (190 bps).

(Dollars in Millions Except Per Share Amounts)
Corporate

	2024	2023	% Change
Operating profit (loss)	$(784)	$(704)	11%

Corporate operations include Corporate overhead costs, research and development costs, stock-based compensation expense related to stock options and restricted stock unit awards, restructuring and related implementation costs and gains and losses on sales of non-core product lines. The components of Operating profit (loss) for the Corporate segment are presented as follows:

	2024	2023
2022 Global Productivity Initiative	$(85)	$(27)
Product Recall Costs	—	(25)
Corporate overhead costs and other, net	(699)	(652)
Total Corporate Operating profit (loss)	$(784)	$(704)

(Dollars in Millions Except Per Share Amounts)
Restructuring and Related Implementation Charges

On January 27, 2022, the Board approved the 2022 Global Productivity Initiative. All initiatives under the program have been implemented and the program concluded on December 31, 2024. The 2022 Global Productivity Initiative resulted in the reallocation of resources towards the Company’s strategic priorities and faster growth businesses, efficiencies in the Company’s operations and the streamlining of its supply chain to reduce structural costs.

Over the course of the 2022 Global Productivity Initiative, the Company incurred total pretax charges of $228 ($186 aftertax) in connection with the implementation of various projects as follows:

Total Program Charges
as of December 31, 2024
Employee-Related Costs	$175
Incremental Depreciation	13
Asset Impairments	1
Other	39
Total	$228

Total pretax charges resulting from the 2022 Global Productivity Initiative were comprised of the following categories: employee-related costs, including severance, pension and other termination benefits (80%); asset-related costs, primarily accelerated depreciation and asset write-downs (5%); and other charges (15%), which include contract termination costs, consisting primarily of implementation-related charges resulting directly from exit activities and the implementation of new strategies. Over the course of the 2022 Global Productivity Initiative, approximately 80% of the charges resulted in cash expenditures.

Total annualized pretax savings from the 2022 Global Productivity Initiative were approximately $125 ($100 aftertax).

For the twelve months ended December 31, 2024 and December 31, 2023, charges resulting from the 2022 Global Productivity Initiative are reflected in the income statement as follows:

	Twelve Months Ended December 31,
	2024	2023
Gross Profit	$20	$1
Selling, general and administrative expenses	6	2
Other (income) expense, net	59	24
Non-service related postretirement costs	—	5
Total 2022 Global Productivity Initiative charges, pretax	$85	$32

Total 2022 Global Productivity Initiative charges, aftertax	$73	$25

Restructuring and related implementation charges are recorded in the Corporate segment as these initiatives are predominantly centrally directed and controlled and are not included in internal measures of segment operating performance.

(Dollars in Millions Except Per Share Amounts)
Total charges incurred for the 2022 Global Productivity Initiative relate to initiatives undertaken by the following reportable operating segments:

	Twelve Months Ended December 31,		Total Program Charges
	2024	2023
North America(1)	3%	15%	9%
Latin America	—%	—%	9%
Europe(1)	89%	19%	44%
Asia Pacific	—%	20%	7%
Africa/Eurasia	—%	5%	6%
Hill's Pet Nutrition	6%	23%	11%
Corporate	2%	18%	14%
Total	100%	100%	100%

(1) The Company has recast its historical geographic segment information to conform to the reporting structure effective as of July 1, 2024.

The following table summarizes the activity for the restructuring and related implementation charges discussed above and the related accruals:

	Twelve Months Ended December 31,
	Employee-Related Costs	Incremental Depreciation	Asset Impairments	Other	Total
Balance at December 31, 2022	$30	$—	$1	$3	$34
Charges	24	—	—	8	32
Cash Payments	(45)	—	—	(10)	(55)
Charges against assets	(5)	—	(1)	—	(6)
Foreign exchange	6	—	—	—	6
Balance at December 31, 2023	$10	$—	$—	$1	$11
Charges	49	13	—	23	85
Cash Payments	(20)	—	—	(14)	(34)
Charges against assets	—	(13)	—	—	(13)
Foreign exchange	(5)	—	—	—	(5)
Balance at December 31, 2024	$34	$—	$—	$10	$44

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

Incremental Depreciation is recorded to reflect changes in useful lives and estimated residual values for long-lived assets that will be taken out of service prior to the end of their normal service period. Asset Impairments are recorded to write down inventories and assets held for sale or disposal to their fair value based on amounts expected to be realized. Charges against assets within Asset Impairments are net of cash proceeds pertaining to the sale of certain assets, as applicable.

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

Net sales growth (GAAP) and organic sales growth (Net sales growth excluding the impact of foreign exchange, acquisitions and divestments) (non-GAAP) are discussed in this Annual Report on Form 10-K. Management believes the organic sales growth measure provides investors and analysts with useful supplemental information regarding the Company’s underlying sales trends by presenting sales growth excluding, the external factor of foreign exchange, as well as the impact of acquisitions and divestments, as applicable. A reconciliation of organic sales growth to Net sales growth for the years ended December 31, 2024 and 2023 is provided below.

Gross profit, Gross profit margin, Selling, general and administrative expenses, Selling, general and administrative expenses as a percentage of Net sales, Other (income) expense, net, Operating profit, Operating profit margin, Non-service related postretirement costs, Effective income tax rate, Net income attributable to Colgate-Palmolive Company and Earnings per share on a diluted basis are discussed in this Annual Report on Form 10-K both on a GAAP basis and excluding, as applicable, charges resulting from the ERISA litigation matter, the foreign tax matter and the 2022 Global Productivity Initiative and product recall costs. These non-GAAP financial measures exclude items that, either by their nature or amount, management would not expect to occur as part of the Company’s normal business on a regular basis, such as restructuring charges, charges for certain litigation and tax matters, acquisition-related costs, gains and losses from certain divestitures and certain other unusual, non-recurring items. Investors and analysts use these financial measures in assessing the Company’s business performance, and management believes that presenting these financial measures on a non-GAAP basis provides them with useful supplemental information to enhance their understanding of the Company’s underlying business performance and trends. These non-GAAP financial measures also enhance the ability to compare period-to-period financial results. A reconciliation of each of these non-GAAP financial measures to the most directly comparable GAAP financial measures for the years ended December 31, 2024 and 2023 is presented within the applicable section of Results of Operations.

(Dollars in Millions Except Per Share Amounts)
The following tables provide a quantitative reconciliation of Net sales growth to organic sales growth for the years ended December 31, 2024 and 2023 versus the prior year:

Year ended December 31, 2024	Net Sales Growth (GAAP)	Foreign Exchange Impact	Acquisitions and Divestments Impact	Organic Sales Growth (Non-GAAP)
Oral, Personal and Home Care
North America(1)	0.5%	(0.1)%	—%	0.7%
Latin America	3.1%	(13.7)%	—%	16.8%
Europe(1)	7.7%	1.1%	—%	6.7%
Asia Pacific	2.7%	(1.3)%	—%	4.0%
Africa/Eurasia	1.2%	(12.1)%	—%	13.3%
Total Oral, Personal and Home Care	3.0%	(5.2)%	—%	8.1%
Pet Nutrition	4.5%	(0.4)%	—%	4.9%
Total Company	3.3%	(4.1)%	—%	7.4%
Note: Table may not sum due to rounding.
(1) The Company has recast its historical geographic segment information to conform to the reporting structure effective as of July 1, 2024.

Year ended December 31, 2023	Net Sales Growth (GAAP)	Foreign Exchange Impact	Acquisitions and Divestments Impact	Organic Sales Growth (Non-GAAP)
Oral, Personal and Home Care
North America(1)	2.2%	(0.2)%	—%	2.4%
Latin America	16.5%	1.1%	—%	15.4%
Europe(1)	8.9%	2.6%	—%	6.3%
Asia Pacific	(1.6)%	(3.8)%	—%	2.3%
Africa/Eurasia	0.1%	(17.2)%	—%	17.3%
Total Oral, Personal and Home Care	6.4%	(1.4)%	—%	7.8%
Pet Nutrition	15.5%	(0.5)%	5.4%	10.6%
Total Company	8.3%	(1.2)%	1.1%	8.4%
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

(Dollars in Millions Except Per Share Amounts)
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

Cash Flow

Net cash provided by operations increased 10% to $4,107 in 2024 as compared to $3,745 in 2023, primarily due to higher net income, partially offset by changes in working capital. The Company’s working capital as a percentage of Net sales was (5.2)% in 2024 and (1.4)% in 2023. This change in working capital as a percentage of Net sales was primarily due to higher accounts payable and accruals. The Company defines working capital as the difference between current assets (excluding Cash and cash equivalents and marketable securities, the latter of which is reported in Other current assets) and current liabilities (excluding short-term debt).

Investing activities used $534 of cash in 2024 compared to $742 during 2023.

Capital expenditures in the year ended December 31, 2024 were $561, a decrease from $705 in 2023. Capital expenditures for 2025 are expected to be approximately 3.0% of Net sales. The Company continues to focus its capital spending on projects that are expected to yield high aftertax returns.

Financing activities used $3,389 of cash during the year ended December 31, 2024 compared to $2,793 during 2023. The increase in cash used was primarily due to higher share repurchases, partially offset by higher proceeds from the exercise of stock options.

Long-term debt, including the current portion, decreased to $7,941 as of December 31, 2024, as compared to $8,239 as of December 31, 2023, and total debt decreased to $7,949 as of December 31, 2024 as compared to $8,549 as of December 31, 2023. During the year ended December 31, 2024, the Company redeemed at maturity $500 of ten-year Medium-Term Notes with a fixed coupon of 3.25%. The redemption was financed with commercial paper borrowings.

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

At December 31, 2024, the Company had access to unused domestic and foreign lines of credit of $3,725 (including under the facility discussed below) and could also issue long-term debt pursuant to an effective shelf registration statement.

In November 2022, the Company entered into an amended and restated $3,000 five-year revolving credit facility with a syndicate of banks for a five-year term expiring November 2027, which replaced, on substantially similar terms, the Company’s $3,000 revolving credit facility that was scheduled to expire in August 2026. In November 2023, the Company extended the term of the credit facility for an additional year, expiring in November 2028. In November 2024, the Company further extended the term of the credit facility for an additional year, expiring in November 2029. Commitment fees related to the credit facility were not material.

Domestic and foreign commercial paper outstanding was $936 and $906 as of December 31, 2024 and December 31, 2023, respectively. The average daily balances outstanding of commercial paper in 2024 and 2023 were $1,710 and $1,800, respectively. The Company classifies commercial paper as long-term debt when it has the intent and ability to refinance such obligations on a long-term basis, including, if necessary, by utilizing its available lines of credit (under the facilities discussed above).

(Dollars in Millions Except Per Share Amounts)
The following is a summary of the Company’s commercial paper as of December 31, 2024 and 2023:

	2024			2023
	Weighted Average Interest Rate	Maturities	Outstanding	Weighted Average Interest Rate	Maturities	Outstanding
Commercial Paper	3.0%	2025	$936	4.0%	2024	$906
Certain of the agreements with respect to the Company’s bank borrowings contain financial and other covenants as well as cross-default provisions. Noncompliance with these requirements could ultimately result in the acceleration of amounts owed. The Company is in full compliance with all such requirements and believes the likelihood of noncompliance is remote. Refer to Note 5, Long-Term Debt and Credit Facilities to the Consolidated Financial Statements for further information about the Company’s long-term debt and credit facilities.

Dividend payments in 2024 were $1,789, an increase from $1,749 in 2023. Dividend payments increased to $1.98 per share in 2024 from $1.91 per share in 2023. In the first quarter of 2024, the Company increased the quarterly common stock dividend to $0.50 per share from $0.48 per share, effective in the second quarter of 2024.

The Company repurchases shares of its common stock in the open market and in private transactions to maintain its targeted capital structure and to fulfill certain requirements of its compensation and benefit plans. On March 10, 2022, the Board authorized the repurchase of shares of the Company’s common stock having an aggregate purchase price of up to $5 billion under the 2022 Program, which replaced a previously authorized share repurchase program. The Board also has authorized share repurchases on an ongoing basis to fulfill certain requirements of the Company’s compensation and benefit programs. The shares are repurchased from time to time in open market or privately negotiated transactions at the Company’s discretion, subject to market conditions, customary blackout periods and other factors.

Aggregate share repurchases in 2024 consisted of approximately 18.3 million common shares under the 2022 Program and 0.4 million common shares to fulfill the requirements of compensation and benefit plans, for a total purchase price of $1,739. Aggregate repurchases in 2023 consisted of approximately 14.7 million common shares under the 2022 Program and 0.3 million common shares to fulfill the requirements of compensation and benefit plans, for a total purchase price of $1,128. Share repurchases, net of proceeds from exercise of stock options, were $1,101 and $748 in 2024 and 2023, respectively.

Cash and cash equivalents increased $130 during 2024 to $1,096 at December 31, 2024, compared to $966 at December 31, 2023. Cash and cash equivalents held by the Company’s foreign subsidiaries was $1,059 and $922, respectively, at December 31, 2024 and 2023.

The following represents the scheduled maturities of the Company’s contractual obligations as of December 31, 2024:

	Total	2025	2026	2027	2028	2029	Thereafter
Long-term debt including current portion(1)	$7,005	$652	$1,035	$509	$612	$519	$3,678
Net cash interest payments on long-term debt(2)	2,077	232	174	160	134	119	1,258
Operating Leases	655	126	108	101	80	58	182
Purchase obligations(3)	568	202	140	92	39	30	65
U.S. tax reform payments	77	77	—	—	—	—	—
Total	$10,382	$1,289	$1,457	$862	$865	$726	$5,183

(1)The Company classifies commercial paper as long-term debt when it has the intent and ability to refinance such obligations on a long-term basis. The amounts in this table exclude commercial paper.
(2)Includes the net interest payments on fixed and variable rate debt. Interest payments associated with floating rate instruments are based on management’s best estimate of projected interest rates for the remaining term of variable rate debt.
(3)The Company had outstanding contractual obligations with suppliers at the end of 2024 for the purchase of raw, packaging and other materials and services in the normal course of business. These purchase obligation amounts represent only those items which are based on agreements that are legally binding and that specify all significant terms including minimum quantity, price and term and do not represent total anticipated purchases.

(Dollars in Millions Except Per Share Amounts)
Long-term liabilities associated with the Company’s postretirement plans are excluded from the table above due to the uncertainty of the timing of these cash disbursements. The amount and timing of cash funding related to these benefit plans will generally depend on the variability of the market value of the assets, changes in the benefit obligations, local regulatory requirements, various economic assumptions (the most significant of which are detailed in “Critical Accounting Policies and Use of Estimates” below) and voluntary Company contributions. Based on current information, the Company is not required to make a mandatory contribution to its qualified U.S. pension plan in 2025. The Company does not expect to make any voluntary contributions to its U.S. postretirement plans in 2025. In addition, total benefit payments expected to be paid from the Company’s assets to participants in unfunded plans are estimated to be approximately $95 for the year ending December 31, 2025.

Additionally, liabilities for unrecognized income tax benefits are excluded from the table above as the Company is unable to reasonably predict the ultimate amount or timing of a settlement of such liabilities. See Note 10, Income Taxes to the Consolidated Financial Statements for more information.

As more fully described in Note 12, Commitments and Contingencies to the Consolidated Financial Statements, the Company has commitments and contingencies with respect to lawsuits, environmental matters, taxes and other matters arising in the ordinary course of business.

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

See Note 2, Summary of Significant Accounting Policies and Note 6, Fair Value Measurements and Financial Instruments to the Consolidated Financial Statements for further discussion of derivatives and hedging policies and fair value measurements.

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

Interest Rate Risk

The Company manages its mix of fixed and floating rate debt against its target with debt issuances and by entering into interest rate swaps in order to mitigate fluctuations in earnings and cash flows that may result from interest rate volatility. The Company utilizes forward-starting interest rate swaps to mitigate the risk of variability in interest rates for future debt issuances. The notional amount, interest payment and maturity date of the swaps generally match the principal, interest payment and maturity date of the related debt, and the swaps are valued using observable benchmark rates.

Based on year-end 2024 variable rate debt levels, a 1% increase in interest rates would have increased Interest expense by $3 in 2024.

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

Recent Accounting Pronouncements and Disclosure Rules

In November 2024, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2024-04, “Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments.” This ASU clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as induced conversions. This guidance is effective for the Company for fiscal years beginning after December 15, 2025 and is not expected to have an impact on the Company’s Consolidated Financial Statements.

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” This ASU requires additional disclosures related to the disaggregation of income statement expense categories. This guidance is effective for the Company for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Other than the new disclosure requirements, this guidance will not have an impact on the Company’s Consolidated Financial Statements.

In March 2024, the SEC finalized rules intended to enhance and standardize climate-related disclosures in registrants’ registration statements and Annual Reports on Form 10-K. The new rules would require climate-related disclosures, including as they relate to governance, strategy, risk management, targets and goals and greenhouse gas emissions. In addition, the rules would require certain climate-related disclosures as it relates to severe weather events and other natural conditions and carbon offsets and renewable energy credits. In April 2024, the SEC voluntarily stayed the rules due to pending judicial review. Other than the new disclosure requirements, this guidance will not have an impact on the Company’s Consolidated Financial Statements.

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This ASU improves the transparency of income tax disclosure by requiring consistent categories and greater disaggregation of information in the rate reconciliation, and income taxes paid disaggregated by jurisdiction. This guidance is effective for the Company for fiscal years beginning after December 15, 2024. Other than the new disclosure requirements, this guidance will not have an impact on the Company’s Consolidated Financial Statements.

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

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” This ASU modified the disclosure and presentation requirements primarily through enhanced disclosures of significant segment expenses and other segment items. The Company adopted this guidance in 2024. See Note 13, Segment Information to the Consolidated Financial Statements for additional information.

In October 2023, the FASB issued ASU No. 2023-06, “Disclosure Improvements—Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative.” This ASU modified the disclosure and presentation requirements of a variety of codification topics by aligning them with the SEC’s regulations. This guidance is effective for the Company no later than June 30, 2027. Other than the new disclosure requirements, this guidance will not have an impact on the Company’s Consolidated Financial Statements.

(Dollars in Millions Except Per Share Amounts)
In August 2023, the FASB issued ASU No. 2023-05, “Business Combinations—Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement.” This ASU requires a joint venture to initially measure all contributions received upon its formation at fair value. This guidance is applicable to joint ventures with a formation date on or after January 1, 2025 and is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In March 2023, the FASB issued ASU No. 2023-01, “Leases (Topic 842): Common Control Arrangements.” This ASU clarified the accounting for leasehold improvements for leases under common control. The guidance was effective for the Company beginning on January 1, 2024 and did not have a material impact on the Company’s Consolidated Financial Statements.

In September 2022, the FASB issued ASU No. 2022-04, “Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations.” This ASU requires a buyer that uses supplier finance programs to make annual disclosures about the programs’ key terms, the balance sheet presentation of related amounts, the confirmed amount outstanding at the end of the period and associated roll-forward information. The Company adopted the guidance beginning on January 1, 2023, and with respect to the roll-forward information disclosure, beginning on January 1, 2024. See Note 15, Supplier Finance Programs to the Consolidated Financial Statements for additional information.

Critical Accounting Policies and Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to use judgment and make estimates. The level of uncertainty in estimates and assumptions increases with the length of time until the underlying transactions are completed. Actual results could ultimately differ from those estimates. The accounting policies that are most critical in the preparation of the Company’s Consolidated Financial Statements are those that are both important to the presentation of the Consolidated Financial Statements and require significant or complex judgments and estimates on the part of management. The Company’s critical accounting policies are reviewed periodically with the Audit Committee of the Board.

In certain instances, accounting principles generally accepted in the United States of America allow for the selection of alternative accounting methods. The Company’s significant policies that involve the selection of alternative methods are accounting for inventories and shipping and handling costs.

▪The Company accounts for inventories using both the first-in, first-out (“FIFO”) method (approximately 75% of inventories) and the last-in, first-out (“LIFO”) method (approximately 25% of inventories). There would have been no material impact on reported earnings for 2024 or 2023 had all inventories been accounted for under the FIFO method.

▪Shipping and handling costs (also referred to as logistics costs) may be reported as either a component of Cost of sales or Selling, general and administrative expenses. The Company accounts for such costs, primarily related to warehousing and outbound freight, as fulfillment costs and reports them in the Consolidated Statements of Income as a component of Selling, general and administrative expenses. Accordingly, the Company’s Gross profit margin is not comparable with the Gross profit margin of those companies that include shipping and handling charges in Cost of sales. If such costs had been included as a component of Cost of sales, the Company’s Gross profit margin would have been lower by 880 bps in 2024, 910 bps in 2023 and 1040 bps in 2022, with no impact on reported earnings.

The areas of accounting that involve significant or complex judgments and estimates are pensions and other retiree benefit cost assumptions, stock-based compensation, asset impairments, uncertain tax positions, tax valuation allowances and legal and other contingency reserves.

▪In accounting for pension and other postretirement benefit costs, the most significant actuarial assumptions are the discount rate and the expected long-term rate of return on plan assets. The discount rate used to measure the benefit obligation for U.S. defined benefit plans was 5.73% and 5.40% as of December 31, 2024 and 2023, respectively. The discount rate used to measure the benefit obligation for other U.S. postretirement plans was 5.74% and 5.37% as of December 31, 2024 and 2023, respectively. Discount rates used for the U.S. and international defined benefit and other postretirement plans are based on a yield curve constructed from a portfolio

(Dollars in Millions Except Per Share Amounts)
of high-quality bonds whose projected cash flows approximate the projected benefit payments of the plans. The assumed expected long-term rate of return on plan assets for U.S. plans was 6.50% as of December 31, 2024 and 2023. In determining the expected long-term rate of return, the Company considers the nature of the plans’ investments and the historical rate of return.

Average annual rates of return for the U.S. plans for the most recent 1-year, 5-year, 10-year, 15-year and 25-year periods were 5%, 2%, 4%, 6% and 5%, respectively. In addition, the current assumed rate of return for the U.S. plans is based upon the nature of the plans’ investments with a target asset allocation of approximately 60% in fixed income securities, 26% in equity securities and 14% in other investments. A 1% change in the assumed rate of return on plan assets of the U.S. pension plans would impact future Net income attributable to Colgate-Palmolive Company by approximately $11. A 1% change in the discount rate for the U.S. pension plans and the other U.S. retiree benefit plan would impact future Net income attributable to Colgate-Palmolive Company by approximately $1 and $2, respectively. A third assumption is the long-term rate of compensation increase for the pension plans, a change in which would partially offset the impact of a change in either the discount rate or the expected long-term rate of return. This rate was 3.50% as of December 31, 2024 and 2023. Refer to Note 9, Retirement Plans and Other Retiree Benefits to the Consolidated Financial Statements for further discussion of the Company’s pension and other postretirement plans.

▪The assumption requiring the most judgment in accounting for other postretirement benefits (other than the discount rate noted above) is the medical cost trend rate. The Company reviews external data and its own historical trends for health care costs to determine the medical cost trend rate. The assumed rate of increase for the U.S. postretirement benefit plans is 7.00% for 2025, declining to 5.00% by 2030 and remaining at 4.50% for the years thereafter. A 1% change in the assumed long-term medical cost trend rate would impact future Net income attributable to Colgate-Palmolive Company by $2.

▪The Company recognizes the cost of employee services received in exchange for awards of equity instruments, such as stock options and restricted stock units (both performance-based and time-vested), based on the fair value of those awards at the date of grant. The Company uses the Black-Scholes-Merton (“Black-Scholes”) option pricing model to estimate the fair value of stock option awards. The weighted-average estimated fair value of each stock option award granted in the year ended December 31, 2024 was $22.65. The Black-Scholes model uses various assumptions to estimate the fair value of stock option awards. These assumptions include the expected term of stock option awards, expected volatility rate, risk-free interest rate and expected dividend yield. While these assumptions do not require significant judgment, as the significant inputs are determined from historical experience or independent third-party sources, changes in these inputs could result in significant changes in the fair value of stock option awards. A one-year change in expected term would result in a change in fair value of approximately 7%. A 1% change in volatility would change fair value by approximately 4%. The Company uses a Monte-Carlo simulation to determine the fair value of performance-based restricted stock units at the date of grant. The Monte-Carlo simulation model uses substantially the same inputs as the Black-Scholes model.

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

As of the date of the annual goodwill impairment test, the estimated fair value of the Company’s reporting units substantially exceeds their carrying value.

As of the date of the annual impairment test of indefinite-lived intangible assets, the fair value of one of the Company’s indefinite-lived trademark intangible assets exceeded its carrying value by less than 20%. The carrying value of this trademark is $293 as of December 31, 2024.

Given the inherent uncertainties of estimating the future cash flows, the impact of interest rates and inflation on macroeconomic conditions, actual results may differ from management’s current estimates, which could potentially result in impairment charges in future periods.

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

▪Legal and other contingency reserves are based on management’s assessment of the risk of potential loss, which includes consultation with outside legal counsel and other advisors. Such assessments are reviewed each period and revised based on current facts and circumstances, if necessary. While it is possible that the Company’s cash flows and results of operations in a particular quarter or year could be materially affected by the impact of such contingencies, based on current knowledge it is the opinion of management that these matters will not have a material effect on the Company’s financial position, or its ongoing results of operations or cash flows. Refer to Note 12, Commitments and Contingencies to the Consolidated Financial Statements for further discussion of the Company’s contingencies.

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

(Dollars in Millions Except Per Share Amounts)
Cautionary Statement on Forward-Looking Statements

This Annual Report on Form 10-K may contain forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the SEC in its rules, regulations and releases that set forth anticipated results based on management’s current plans and assumptions. Such statements may relate, for example, to sales or volume growth, net selling price increases, organic sales growth, profit or profit margin levels, earnings per share levels, financial goals, the impact of foreign exchange, the impact of additional tariffs, the impact of geopolitical conflicts and tensions, such as the war in Ukraine, the conflict in the Middle East and tensions between China and Taiwan, cost-reduction plans, tax rates, interest rates, new product introductions, digital capabilities, commercial investment levels, acquisitions, divestitures, share repurchases or legal or tax proceedings, among other matters. These statements are made on the basis of the Company’s views and assumptions as of this time and the Company undertakes no obligation to update these statements whether as a result of new information, future events or otherwise, except as required by law or by the rules and regulations of the SEC. Moreover, the Company does not nor does any other person assume responsibility for the accuracy and completeness of those statements. The Company cautions investors that any such forward-looking statements are not guarantees of future performance and that actual events or results may differ materially from those statements. Actual events or results may differ materially because of factors that affect international businesses and global economic conditions, as well as matters specific to the Company and the markets it serves, including the uncertain macroeconomic and political environment in different countries, including as a result of inflation and higher interest rates, and its effect on consumer confidence and spending, foreign currency rate fluctuations, exchange controls, import restrictions, tariffs, sanctions, price or profit controls, labor relations, changes in foreign or domestic laws or regulations or their interpretation, political and fiscal developments, including changes in trade, tax and immigration policies, increased competition and evolving competitive practices, the ability to operate and respond effectively during a pandemic, epidemic or widespread public health concern, the ability to manage disruptions in our global supply chain and/or key office facilities, the ability to manage the availability and cost of raw and packaging materials and logistics costs, the ability to maintain or increase selling prices as needed, changes in the policies of retail trade customers, the emergence of alternative retail channels, the growth of eCommerce and the rapidly changing retail landscape, the ability to develop innovative new products and successfully adopt new technologies (such as artificial intelligence), the ability to continue lowering costs and operate in an agile manner, the ability to maintain the security of our information and operational technology systems from a cybersecurity incident or data breach, the ability to address the effects of climate change and achieve our sustainability and social impact goals, the ability to complete acquisitions and divestitures as planned, the ability to successfully integrate acquired businesses, the ability to attract and retain key employees, the uncertainty of the outcome of legal proceedings, whether or not the Company believes they have merit, and the ability to address uncertain or unfavorable global economic conditions, including inflation, disruptions in the credit markets and tax matters. For information about these and other factors that could impact the Company’s business and cause actual results to differ materially from forward-looking statements, refer to Part I, Item 1A “Risk Factors.”

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chairman of the Board, President and Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2024 (the “Evaluation”). Based upon the Evaluation, the Company’s Chairman of the Board, President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) are effective.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Management, under the supervision and with the participation of the Company’s Chairman of the Board, President and Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Company’s internal control over financial reporting based upon the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and concluded that it was effective as of December 31, 2024.

The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, and has expressed an unqualified opinion in their report, which appears under “Index to Financial Statements – Report of Independent Registered Public Accounting Firm.”

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

ITEM 9B.    OTHER INFORMATION

(b) Trading Plans

During the three months ended December 31, 2024, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

See “Information about our Executive Officers” in Part I, Item 1 of this report.

Additional information required by this Item 10 will be included under the headings “Governance – the Board of Directors,” “Governance – Board Structure and Responsibilities – Committees of the Board of Directors – Audit Committee” and “Executive Compensation – Compensation Discussion and Analysis – Compensation Governance Features – Insider Trading Policy and Prohibition on Hedging and Pledging of Company Stock” in the Company’s Proxy Statement for its 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the year ended December 31, 2024 (the “2025 Proxy Statement”) and is incorporated herein by reference.

Information on beneficial ownership reporting compliance will be included under the heading “Stock Ownership – Delinquent Section 16(a) Reports,” if applicable, in the 2025 Proxy Statement and is incorporated herein by reference.

The Company’s Code of Conduct promotes the highest ethical standards in all of the Company’s business dealings. The Code of Conduct satisfies the SEC’s requirements for a Code of Ethics for senior financial officers and applies to all Company employees, including the Chairman of the Board, President and Chief Executive Officer, the Chief Financial Officer and the Executive Vice President, Controller, and the Company’s directors. The Code of Conduct is available on the Company’s website at www.colgatepalmolive.com. Any amendment to the Code of Conduct will promptly be posted on the Company’s website. It is the Company’s policy not to grant waivers of the Code of Conduct. In the extremely unlikely event that the Company grants an executive officer a waiver from a provision of the Code of Conduct, the Company will promptly disclose such information by posting it on its website or by using other appropriate means in accordance with SEC rules.

ITEM 11.    EXECUTIVE COMPENSATION

Information required by this Item 11 will be included under the headings “Executive Compensation,” “Governance – Compensation of Directors” and “Governance – Compensation Committee Interlocks and Insider Participation” in the 2025 Proxy Statement and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)Information regarding security ownership of certain beneficial owners and management will be included under the heading “Stock Ownership” in the 2025 Proxy Statement and is incorporated herein by reference.

(b)The Registrant does not know of any arrangements that may at a subsequent date result in a change in control of the Registrant.

(c)Equity compensation plan information as of December 31, 2024:

	(a)		(b)		(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (in thousands)		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (in thousands)
Equity compensation plans approved by security holders	15,798	(1)	$79.00	(2)	26,572	(3)
Equity compensation plans not approved by security holders	Not applicable		Not applicable		Not applicable
Total	15,798		$79.00		26,572

(1)Consists of 12,774 options outstanding, 1,987 restricted stock units awarded but not yet vested and 1,037 performance-based restricted stock units outstanding under the Company’s 2019 Incentive Compensation Plan, as more fully described in Note 7, Capital Stock and Stock-Based Compensation Plans to the Consolidated Financial Statements.
(2)Includes the weighted-average exercise price of stock options outstanding of $78, restricted stock units of $88 and performance-based restricted stock units of $74.
(3)Amount includes all of the securities available for future issuances in the form of options, restricted stock units and performance-based awards under the Company’s 2019 Incentive Compensation Plan.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by this Item 13 will be included under the headings “Governance – Certain Relationships and Related Transactions” and “Governance – Director Independence” in the 2025 Proxy Statement and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item 14 will be included under the heading “Proposal 2 – Ratification of Selection of Independent Registered Public Accounting Firm” in the 2025 Proxy Statement and is incorporated herein by reference.

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

b)
Form of Nonqualified Option Award Agreement used in connection with grants under the Colgate-Palmolive Company 2019 Incentive Compensation Plan. (Registrant hereby incorporates by reference Exhibit 10-B to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, File No. 1-644.)*

c)
Form of Restricted Stock Unit Award Agreement used in connection with grants under the Colgate-Palmolive Company 2019 Incentive Compensation Plan. (Registrant hereby incorporates by reference Exhibit 10-C to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, File No. 1-644.)*

d)
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
Form of Performance Stock Unit Award Agreement for the 2024-2026 Performance Cycle (Registrant hereby incorporates by reference Exhibit 10-A to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, File No. 1-644)*

10-B	a)	Colgate-Palmolive Company Executive Incentive Compensation Plan Trust, as amended. (Registrant hereby incorporates by reference Exhibit 10-B (b) to its Annual Report on Form 10-K for the year ended December 31, 1987, File No. 1-644.)*

b)
Amendment, dated as of October 29, 2007, to the Colgate-Palmolive Company Executive Incentive Compensation Plan Trust. (Registrant hereby incorporates by reference Exhibit 10-A (b) to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, File No. 1-644.)*

10-C
Colgate-Palmolive Company Supplemental Salaried Employees’ Retirement Plan, amended and restated, effective as of January 1, 2021. (Registrant hereby incorporates by reference Exhibit 10-D to its Annual Report on Form 10-K for the year ended December 31, 2021, File No. 1-644.)*

10-D	a)
Colgate-Palmolive Company Executive Severance Plan, as amended and restated through September 13, 2023. (Registrant hereby incorporates by reference Exhibit 10-A to its Current Report on Form 8-K filed on September 15, 2023, File No. 1-644.)*

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
Colgate-Palmolive Company Restated and Amended Deferred Compensation Plan for Non-Employee Directors, as amended. (Registrant hereby incorporates by reference Exhibit 10-H to its Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-644.)*

b)
Amendment, effective as of January 1, 2005, to the Colgate-Palmolive Company Restated and Amended Deferred Compensation Plan for Non-Employee Directors. (Registrant hereby incorporates by reference Exhibit 10-F to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, File No. 1-644.)*

10-G
Colgate-Palmolive Company Deferred Compensation Plan, amended and restated, effective as of October 28, 2021. (Registrant hereby incorporates by reference Exhibit 10-B to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, File No. 1-644.)*

10-H
Amended and Restated Five Year Credit Agreement, dated as of November 4, 2022, by and among Colgate-Palmolive Company, as Borrower, Citibank, N.A., as Administrative Agent and Arranger, and the Lenders party thereto. (Registrant hereby incorporates by reference Exhibit 10-I to its Annual Report on Form 10-K for the year ended December 31, 2022, File No. 1-644.)

10-I
Colgate-Palmolive Company Supplemental Savings and Investment Plan, amended and restated, effective as of January 1, 2022. (Registrant hereby incorporates by reference Exhibit 10-J to its Annual Report on Form 10-K for the year ended December 31, 2022, File No. 1-644.)*

10-J
Form of Indemnification Agreement between Colgate-Palmolive Company and its directors, executive officers and certain key employees. (Registrant hereby incorporates by reference Exhibit 10-K to its Annual Report on Form 10-K for the year ended December 31, 2017, File No. 1-644.)

19		Colgate-Palmolive Company Insider Trading Policy.**

21		Subsidiaries of the Registrant.**

23		Consent of Independent Registered Public Accounting Firm.**

24		Powers of Attorney.**

31-A		Certificate of the Chairman of the Board, President and Chief Executive Officer of Colgate-Palmolive Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.**

31-B		Certificate of the Chief Financial Officer of Colgate-Palmolive Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.**

32
Certificate of the Chairman of the Board, President and Chief Executive Officer and the Chief Financial Officer of Colgate-Palmolive Company pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350.***

97		Colgate-Palmolive Company Dodd-Frank Clawback Policy for the Recovery of Erroneously Awarded Compensation.**

101
The following materials from Colgate-Palmolive Company’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline eXtensible Business Reporting Language (Inline XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.**

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

Colgate-Palmolive Company (Registrant)

Date: February 13, 2025	By	/s/ Noel Wallace
Noel Wallace Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 13, 2025, by the following persons on behalf of the registrant and in the capacities indicated.

(a) Principal Executive Officer	(d) Directors:

/s/ Noel Wallace	/s/ Noel Wallace
Noel Wallace Chairman of the Board, President and Chief Executive Officer	Noel Wallace
(b) Principal Financial Officer	John P. Bilbrey, John T. Cahill, Steven A. Cahillane, Lisa M. Edwards, C. Martin Harris, Martina Hund-Mejean, Kimberly A. Nelson, Brian O. Newman, Lorrie M. Norrington*

/s/ Stanley J. Sutula III	*By: /s/ Jennifer M. Daniels
Stanley J. Sutula III Chief Financial Officer	Jennifer M. Daniels As Attorney-in-Fact

(c) Principal Accounting Officer

/s/ Gregory O. Malcolm
Gregory O. Malcolm Executive Vice President, Controller

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Colgate-Palmolive Company

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Colgate-Palmolive Company and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of income, of comprehensive income, of changes in shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Goodwill Impairment Assessment for a Certain Reporting Unit within the North America Oral, Personal and Home Care Segment Prior to the Reporting Structure Realignment

As described in Notes 2, 4 and 13 to the consolidated financial statements, goodwill within the North America Oral, Personal and Home Care segment was $1,108 million as of December 31, 2024, of which a portion relates to a certain reporting unit. Goodwill is subject to an impairment test at least annually or when events or changes in circumstances indicate that an asset may be impaired. In connection with management changes, the Company realigned the reporting structure of its skin health business effective July 1, 2024, and in conjunction with this reporting structure realignment, management completed a goodwill impairment assessment. As disclosed by management, determining the fair value of the Company’s reporting units for goodwill requires significant estimates and judgments by management. When a quantitative analysis is performed, management uses the income approach, which requires several estimates, including future cash flows consistent with management’s strategic plans, sales growth rates and discount rates.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment for a certain reporting unit within the North America Oral, Personal and Home Care segment prior to the reporting structure realignment is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of a certain reporting unit within the North America Oral, Personal and Home Care segment prior to the reporting structure realignment; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the sales growth rates and the discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of a certain reporting unit within the North America Oral, Personal and Home Care segment prior to the reporting structure realignment. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of a certain reporting unit within the North America Oral, Personal and Home Care segment prior to the reporting structure realignment; (ii) evaluating the appropriateness of the income approach used by management; (iii) testing the completeness and accuracy of underlying data used in the income approach; and (iv) evaluating the reasonableness of the significant assumptions used by management related to the sales growth rates and the discount rate. Evaluating management’s assumptions related to the sales growth rates involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of a certain business within the North America Oral, Personal and Home Care segment; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the income approach and (ii) the reasonableness of the discount rate assumption.

/s/ PricewaterhouseCoopers LLP
New York, New York February 13, 2025
We have served as the Company’s auditor since 2002.

COLGATE-PALMOLIVE COMPANY
Consolidated Statements of Income
For the years ended December 31,
(Dollars in Millions Except Per Share Amounts)

	2024	2023	2022
Net sales	$20,101	$19,457	$17,967
Cost of sales	7,940	8,131	7,719
Gross profit	12,161	11,326	10,248
Selling, general and administrative expenses	7,729	7,151	6,565
Other (income) expense, net	164	191	69
Goodwill and intangible assets impairment charges	—	—	721
Operating profit	4,268	3,984	2,893
Non-service related postretirement costs	87	360	80
Interest expense	292	287	167
Interest income	67	55	14
Income before income taxes	3,956	3,392	2,660
Provision for income taxes	907	937	693
Net income including noncontrolling interests	3,049	2,455	1,967
Less: Net income attributable to noncontrolling interests	160	155	182
Net income attributable to Colgate-Palmolive Company	$2,889	$2,300	$1,785
Earnings per common share, basic	$3.53	$2.78	$2.13
Earnings per common share, diluted	$3.51	$2.77	$2.13

See Notes to Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Consolidated Statements of Comprehensive Income
For the years ended December 31,
 (Dollars in Millions)

	2024	2023	2022
Net income including noncontrolling interests	$3,049	$2,455	$1,967
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	(343)	98	(146)
Retirement plan and other retiree benefit adjustments	43	(16)	413
Gains (losses) on cash flow hedges	8	(7)	60
Total Other comprehensive income (loss), net of tax	(292)	75	327
Total Comprehensive income including noncontrolling interests	2,757	2,530	2,294
Less: Net income attributable to noncontrolling interests	160	155	182
Less: Cumulative translation adjustments attributable to noncontrolling interests	(8)	(42)	(4)
Total Comprehensive income attributable to noncontrolling interests	152	113	178
Total Comprehensive income attributable to Colgate-Palmolive Company	$2,605	$2,417	$2,116

See Notes to Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
 Consolidated Balance Sheets
As of December 31,
 (Dollars in Millions Except Share and Per Share Amounts)

	2024	2023
Assets
Current Assets
Cash and cash equivalents	$1,096	$966
Receivables (net of allowances of $85 and $80, respectively)	1,521	1,586
Inventories	1,987	1,934
Other current assets	713	793
Total current assets	5,317	5,279
Property, plant and equipment, net	4,422	4,582
Goodwill	3,272	3,410
Other intangible assets, net	1,756	1,887
Deferred income taxes	195	214
Other assets	1,084	1,021
Total assets	$16,046	$16,393
Liabilities and Shareholders’ Equity
Current Liabilities
Debt payable within one-year	$660	$330
Accounts payable	1,805	1,698
Accrued income taxes	403	336
Other accruals	2,891	2,377
Total current liabilities	5,759	4,741
Long-term debt	7,289	8,219
Deferred income taxes	343	361
Other liabilities	2,111	2,115
Total liabilities	15,502	15,436
Commitments and contingent liabilities	—	—
Shareholders’ Equity
Common stock, $1 par value (2,000,000,000 shares authorized, 1,465,706,360 shares issued)	1,466	1,466
Additional paid-in capital	4,181	3,808
Retained earnings	26,145	25,289
Accumulated other comprehensive income (loss)	(4,222)	(3,937)
Treasury stock, at cost	(27,358)	(26,017)
Total Colgate-Palmolive Company shareholders’ equity	212	609
Noncontrolling interests	332	348
Total equity	544	957
Total liabilities and equity	$16,046	$16,393

See Notes to Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in Millions)

	Colgate-Palmolive Company Shareholders’ Equity
	Common Stock	Additional Paid-In Capital	Unearned Compensation	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
Balance, January 1, 2022	$1,466	$3,269	$(1)	$(24,089)	$24,350	$(4,386)	$362
Net income	—	—	—	—	1,785	—	182
Other comprehensive income (loss), net of tax	—	—	—	—	—	331	(4)
Dividends ($1.86)/per share*	—	—	—	—	(1,562)	—	(135)
Stock-based compensation expense	—	125	—	—	—	—	—
Shares issued for stock options	—	190	—	226	—	—	—
Shares issued for restricted stock awards	—	(40)	—	40	—	—	—
Treasury stock acquired	—	—	—	(1,308)	—	—	—
Other	—	2	—	3	—	—	—
Balance, December 31, 2022	$1,466	$3,546	$(1)	$(25,128)	$24,573	$(4,055)	$405
Net income	—	—	—	—	2,300	—	155
Other comprehensive income (loss), net of tax	—	—	—	—	—	117	(42)
Dividends ($1.91)/per share*	—	—	—	—	(1,584)	—	(170)
Stock-based compensation expense	—	122	—	—	—	—	—
Shares issued for stock options	—	170	—	212	—	—	—
Shares issued for restricted stock awards	—	(34)	—	34	—	—	—
Treasury stock acquired	—	—	—	(1,128)	—	—	—
Other	—	4	1	(7)	—	1	—
Balance, December 31, 2023	$1,466	$3,808	$—	$(26,017)	$25,289	$(3,937)	$348
Net income	—	—	—	—	2,889	—	160
Other comprehensive income (loss), net of tax	—	—	—	—	—	(284)	(8)
Dividends ($2.48)/per share*	—	—	—	—	(2,034)	—	(168)
Stock-based compensation expense	—	135	—	—	—	—	—
Shares issued for stock options	—	284	—	354	—	—	—
Shares issued for restricted stock awards	—	(52)	—	52	—	—	—
Treasury stock acquired	—	—	—	(1,739)	—	—	—
Other	—	6	—	(8)	1	(1)	—
Balance, December 31, 2024	$1,466	$4,181	$—	$(27,358)	$26,145	$(4,222)	$332
* Five dividends were declared in 2024. Four dividends were declared in 2023 and 2022.

See Notes to Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Consolidated Statements of Cash Flows
For the years ended December 31,
(Dollars in Millions)

	2024	2023	2022
Operating Activities
Net income including noncontrolling interests	$3,049	$2,455	$1,967
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operations:
Depreciation and amortization	605	567	545
ERISA litigation matter	—	267	—
Restructuring and termination benefits, net of cash	51	(23)	49
Stock-based compensation expense	135	122	125
Gain on the sale of land	—	—	(47)
Goodwill and intangible assets impairment charges	—	—	721
Deferred income taxes	(77)	(98)	(78)
Cash effects of changes in:
Receivables	(56)	(37)	(227)
Inventories	(100)	194	(333)
Accounts payable and other accruals	516	309	(115)
Other non-current assets and liabilities	(16)	(11)	(51)
Net cash provided by operations	4,107	3,745	2,556
Investing Activities
Capital expenditures	(561)	(705)	(696)
Purchases of marketable securities and investments	(574)	(506)	(470)
Proceeds from sale of marketable securities and investments	564	502	322
Payment for acquisitions, net of cash acquired	—	—	(809)
Proceeds from the sale of land	—	—	47
Other investing activities	37	(33)	5
Net cash used in investing activities	(534)	(742)	(1,601)
Financing Activities
Short-term borrowing (repayment) less than 90 days, net	93	(906)	540
Principal payments on debt	(503)	(903)	(406)
Proceeds from issuance of debt	2	1,495	1,513
Dividends paid	(1,789)	(1,749)	(1,691)
Purchases of treasury shares	(1,739)	(1,128)	(1,308)
Proceeds from exercise of stock options	638	380	418
Other financing activities	(91)	18	(18)
Net cash used in financing activities	(3,389)	(2,793)	(952)
Effect of exchange rate changes on Cash and cash equivalents	(54)	(19)	(60)
Net increase (decrease) in Cash and cash equivalents	130	191	(57)
Cash and cash equivalents at beginning of year	966	775	832
Cash and cash equivalents at end of year	$1,096	$966	$775
Supplemental Cash Flow Information
Income taxes paid	$933	$937	$945
Interest paid	$302	$280	$151

See Notes to Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements
(Dollars in Millions Except Share and Per Share Amounts)

1.    Nature of Operations

The Company manufactures and markets a wide variety of products in the U.S. and around the world in two product segments: Oral, Personal and Home Care; and Pet Nutrition. Oral, Personal and Home Care products include toothpaste, toothbrushes, mouthwash, bar and liquid hand soaps, shower gels, shampoos, conditioners, deodorants and antiperspirants, skin health products, dishwashing detergents, fabric conditioners, household cleaners and other similar items. These products are sold primarily to a variety of retailers, wholesalers, distributors, dentists and, in some geographies, skin health professionals. Pet Nutrition products include specialty pet nutrition products manufactured and marketed by Hill’s Pet Nutrition. The principal customers for Pet Nutrition products are authorized pet supply retailers, veterinarians and eCommerce retailers. Some of our products are also sold direct-to-consumer. Principal global and regional trademarks include Colgate, Palmolive, Darlie, elmex, hello, meridol, Sorriso, Tom’s of Maine, EltaMD, Filorga, Irish Spring, Lady Speed Stick, PCA SKIN, Protex, Sanex, Softsoap, Speed Stick, Ajax, Axion, Fabuloso, Murphy, Soupline and Suavitel, as well as Hill’s Science Diet and Hill’s Prescription Diet.

The Company’s principal classes of products accounted for the following percentages of worldwide Net sales for the past three years:

	2024	2023	2022
Oral Care	43%	42%	43%
Personal Care	18%	19%	19%
Home Care	17%	17%	17%
Pet Nutrition	22%	22%	21%
Total	100%	100%	100%

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
2.    Summary of Significant Accounting Policies

Principles of Consolidation

The Consolidated Financial Statements include the accounts of Colgate-Palmolive Company and its majority-owned or controlled subsidiaries. Intercompany transactions and balances have been eliminated. The Company’s investments in consumer products companies with interests ranging between 20% and 50%, where the Company has significant influence over the investee, are accounted for using the equity method. Net income (loss) from such investments is recorded in Other (income) expense, net in the Consolidated Statements of Income. As of December 31, 2024 and 2023, equity method investments included in Other assets in the Consolidated Balance Sheets were $81 and $83, respectively. Unrelated third parties hold the remaining ownership interests in these investments. Investments with less than a 20% interest are recorded at cost and periodically adjusted based on observable price changes or quoted market prices in active markets, if applicable.

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

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
Shipping and Handling Costs

Shipping and handling costs (also referred to as logistics costs) are classified as Selling, general and administrative expenses and were $1,777, $1,771 and $1,874 for the years ended December 31, 2024, 2023 and 2022, respectively.

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

Inventories

The cost of approximately 75% of inventories is determined using the FIFO method, which is stated at the lower of cost or net realizable value. The cost of the remaining inventories, in the U.S. and Mexico, is determined using the LIFO method, which is stated at the lower of cost or market. Inventories in excess of one year of forecasted sales are classified in the Consolidated Balance Sheets as non-current “Other assets.”

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

Determining the fair value of the Company’s reporting units for goodwill and the fair value of its intangible assets requires significant estimates and judgments by management. When a quantitative analysis is performed, the Company generally uses the income approach, which requires several estimates, including future cash flows consistent with management’s strategic plans, sales growth rates and the selection of royalty rates and discount rates. The Company generally engages a third-party valuation firm to assist in determining the fair value of intangible assets acquired in business combinations.

As a result of a reporting structure realignment, the Company reallocated the goodwill of a certain reporting unit from the Europe segment to the North America segment. Before and after the reporting structure realignment, the Company completed an assessment indicating no goodwill impairment was required. Refer to Note 13, Segment Information for additional information.

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

The Company may also enter into certain foreign currency and interest rate instruments that economically hedge certain of its risks but do not qualify for hedge accounting. Changes in fair value of these derivative instruments, based on quoted market prices, are recognized in earnings each period. The Company’s derivative instruments and other financial instruments are more fully described in Note 6, Fair Value Measurements and Financial Instruments along with the related fair value measurement considerations.

Stock-Based Compensation

The Company recognizes the cost of employee services received in exchange for awards of equity instruments, such as stock options and restricted stock units (both performance-based and time-vested), based on the fair value of those awards at the date of grant over the requisite service period. The Company uses the Black-Scholes-Merton (“Black-Scholes”) option pricing model to estimate the fair value of stock option awards. In addition to performance conditions, performance-based restricted stock units also include a total shareholder return modifier. Because the total shareholder return modifier is considered a market condition, the Company uses a Monte-Carlo simulation model to determine the fair value of performance-based restricted stock units. The fair value of time-vested restricted stock units is determined based on the closing market price of the Company’s stock at the date of grant. Stock-based compensation plans, related expenses and assumptions used in the Black-Scholes option pricing model are more fully described in Note 7, Capital Stock and Stock-Based Compensation Plans.

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

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
Recent Accounting Pronouncements and Disclosure Rules

In November 2024, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2024-04, “Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments.” This ASU clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as induced conversions. This guidance is effective for the Company for fiscal years beginning after December 15, 2025 and is not expected to have an impact on the Company’s Consolidated Financial Statements.

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” This ASU requires additional disclosures related to the disaggregation of income statement expense categories. This guidance is effective for the Company for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Other than the new disclosure requirements, this guidance will not have an impact on the Company’s Consolidated Financial Statements.

In March 2024, the SEC finalized rules intended to enhance and standardize climate-related disclosures in registrants’ registration statements and Annual Reports on Form 10-K. The new rules would require climate-related disclosures, including as they relate to governance, strategy, risk management, targets and goals and greenhouse gas emissions. In addition, the rules would require certain climate-related disclosures as it relates to severe weather events and other natural conditions and carbon offsets and renewable energy credits. In April 2024, the SEC voluntarily stayed the rules due to pending judicial review. Other than the new disclosure requirements, this guidance will not have an impact on the Company’s Consolidated Financial Statements.

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This ASU improves the transparency of income tax disclosure by requiring consistent categories and greater disaggregation of information in the rate reconciliation, and income taxes paid disaggregated by jurisdiction. This guidance is effective for the Company for fiscal years beginning after December 15, 2024. Other than the new disclosure requirements, this guidance will not have an impact on the Company’s Consolidated Financial Statements.

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

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” This ASU modified the disclosure and presentation requirements primarily through enhanced disclosures of significant segment expenses and other segment items. The Company adopted this guidance in 2024. See Note 13, Segment Information for additional information.

In October 2023, the FASB issued ASU No. 2023-06, “Disclosure Improvements—Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative.” This ASU modified the disclosure and presentation requirements of a variety of codification topics by aligning them with the SEC’s regulations. This guidance is effective for the Company no later than June 30, 2027. Other than the new disclosure requirements, this guidance will not have an impact on the Company’s Consolidated Financial Statements.

In August 2023, the FASB issued ASU No. 2023-05, “Business Combinations—Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement.” This ASU requires a joint venture to initially measure all contributions received upon its formation at fair value. This guidance is applicable to joint ventures with a formation date on or after January 1, 2025 and is not expected to have a material impact on the Company’s Consolidated Financial Statements.

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

In September 2022, the FASB issued ASU No. 2022-04, “Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations.” This ASU requires a buyer that uses supplier finance programs to make annual disclosures about the programs’ key terms, the balance sheet presentation of related amounts, the confirmed amount outstanding at the end of the period and associated roll-forward information. The Company adopted the guidance beginning on January 1, 2023, and with respect to the roll-forward information disclosure, beginning on January 1, 2024. See Note 15, Supplier Finance Programs for additional information.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
3.    Restructuring and Related Implementation Charges

On January 27, 2022, the Board approved a targeted productivity program (the “2022 Global Productivity Initiative”). All initiatives have been implemented and the program concluded on December 31, 2024. The 2022 Global Productivity Initiative resulted in the reallocation of resources towards the Company’s strategic priorities and faster growth businesses, efficiencies in the Company’s operations and the streamlining of its supply chain to reduce structural costs.

Over the course of the 2022 Global Productivity Initiative, the Company incurred total pretax charges of $228 ($186 aftertax) in connection with the implementation of various projects as follows:

Total Program Charges
as of December 31, 2024
Employee-Related Costs	$175
Incremental Depreciation	13
Asset Impairments	1
Other	39
Total	$228

Total pretax charges resulting from the 2022 Global Productivity Initiative were comprised of the following categories: employee-related costs, including severance, pension and other termination benefits (80%); asset-related costs, primarily accelerated depreciation and asset write-downs (5%); and other charges (15%), which include contract termination costs, consisting primarily of implementation-related charges resulting directly from exit activities and the implementation of new strategies. Over the course of the 2022 Global Productivity Initiative, approximately 80% of the charges resulted in cash expenditures.

For the twelve months ended December 31, 2024 and December 31, 2023, charges resulting from the 2022 Global Productivity Initiative are reflected in the income statement as follows:

	Twelve Months Ended December 31,
	2024	2023
Gross Profit	$20	$1
Selling, general and administrative expenses	6	2
Other (income) expense, net	59	24
Non-service related postretirement costs	—	5
Total 2022 Global Productivity Initiative charges, pretax	$85	$32

Total 2022 Global Productivity Initiative charges, aftertax	$73	$25

Restructuring and related implementation charges are recorded in the Corporate segment as these initiatives are predominantly centrally directed and controlled and are not included in internal measures of segment operating performance.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
Total charges incurred for the 2022 Global Productivity Initiative relate to initiatives undertaken by the following reportable operating segments:

	Twelve Months Ended December 31,		Total Program Charges
	2024	2023
North America(1)	3%	15%	9%
Latin America	—%	—%	9%
Europe(1)	89%	19%	44%
Asia Pacific	—%	20%	7%
Africa/Eurasia	—%	5%	6%
Hill's Pet Nutrition	6%	23%	11%
Corporate	2%	18%	14%
Total	100%	100%	100%
(1) The Company has recast its historical geographic segment information to conform to the reporting structure effective as of July 1, 2024. See Note 13, Segment Information for additional details.

The following table summarizes the activity for the restructuring and related implementation charges discussed above and the related accruals:

	Twelve Months Ended December 31,
	Employee-Related Costs	Incremental Depreciation	Asset Impairments	Other	Total
Balance at December 31, 2022	$30	$—	$1	$3	$34
Charges	24	—	—	8	32
Cash Payments	(45)	—	—	(10)	(55)
Charges against assets	(5)	—	(1)	—	(6)
Foreign exchange	6	—	—	—	6
Balance at December 31, 2023	$10	$—	$—	$1	$11
Charges	49	13	—	23	85
Cash Payments	(20)	—	—	(14)	(34)
Charges against assets	—	(13)	—	—	(13)
Foreign exchange	(5)	—	—	—	(5)
Balance at December 31, 2024	$34	$—	$—	$10	$44

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

Incremental Depreciation is recorded to reflect changes in useful lives and estimated residual values for long-lived assets that will be taken out of service prior to the end of their normal service period. Asset Impairments are recorded to write down inventories and assets held for sale or disposal to their fair value based on amounts expected to be realized. Charges against assets within Asset Impairments are net of cash proceeds pertaining to the sale of certain assets, as applicable.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
4.    Goodwill and Other Intangible Assets

The changes in net carrying value of Goodwill by segment for the years ended December 31, 2024 and 2023 were as follows:

	2023
	Beginning Balance	Foreign currency translation	Ending Balance
Oral, Personal and Home Care
North America	$906	$2	$908
Latin America	168	11	179
Europe	1,504	67	1,571
Asia Pacific	179	—	179
Africa/Eurasia	107	(19)	88
Total Oral, Personal and Home Care	2,864	61	2,925
Pet Nutrition	488	(3)	485
Total Goodwill	$3,352	$58	$3,410

	2024
	Beginning Balance	Reallocation (1)	Foreign currency translation	Ending Balance
Oral, Personal and Home Care
North America	$908	$223	$(23)	$1,108
Latin America	179	—	(34)	145
Europe	1,571	(223)	(67)	1,281
Asia Pacific	179	—	(1)	178
Africa/Eurasia	88	—	(10)	78
Total Oral, Personal and Home Care	2,925	—	(135)	2,790
Pet Nutrition	485	—	(3)	482
Total Goodwill	$3,410	$—	$(138)	$3,272
(1) As a result of a reporting structure realignment, the Company reallocated the goodwill of a certain reporting unit from the Europe segment to the North America segment. Before and after the reallocation of the goodwill, the Company completed an assessment indicating no goodwill impairment was required as a result of this segment reporting structure realignment. Refer to Note 13, Segment Information for additional information.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
Other intangible assets as of December 31, 2024 and 2023 were comprised of the following:

	2024			2023
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trademarks - finite life	$1,135	$(545)	$590	$1,167	$(519)	$648
Other finite life intangible assets	603	(385)	218	624	(363)	261
Indefinite life intangible assets	948	—	948	978	—	978
Total Other intangible assets	$2,686	$(930)	$1,756	$2,769	$(882)	$1,887

The change in the net carrying amounts of Other intangible assets during 2024 was due to foreign currency translation and amortization expense of $75. Annual estimated amortization expense for each of the next five years is expected to be approximately $68. In 2023, the Company re-characterized a certain trademark from an indefinite to a finite life intangible asset based on an assessment of certain macroeconomic conditions, historical performance and demand. The carrying value of this trademark as of December 31, 2024 is $234 and is being amortized over its estimated remaining useful life of 24 years.

As of the date of the annual impairment test of indefinite-lived intangible assets, the fair value of one of the Company’s indefinite-lived trademark intangible assets exceeded its carrying value by less than 20%. The carrying value of this trademark is $293 as of December 31, 2024.

Given the inherent uncertainties of estimating the future cash flows, the impact of interest rates and inflation on macroeconomic conditions, actual results may differ from management's current estimates which could potentially result in impairment charges in future periods.

5.    Long-Term Debt and Credit Facilities

Long-term debt consisted of the following at December 31:

	Weighted Average Interest Rate	Maturities			2024	2023
Notes	3.0%	2025	-	2078	$6,946	$7,580
Commercial paper	3.0%	2025			936	606
Finance Lease Obligations		Various			59	53
					7,941	8,239
Less: Current portion of long-term debt					(652)	(20)
Total					$7,289	$8,219

Debt payable within one year consisted of the following at December 31:

	2024	2023
Notes and loans payable	$8	$310
Current portion of long-term debt	652	20
Debt payable within one year	$660	$330

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
The Company classifies commercial paper as long-term debt when it has the intent and ability to refinance such obligations on a long-term basis. Excluding commercial paper, scheduled maturities of long-term debt and finance leases outstanding as of December 31, 2024, were as follows:

Years Ended December 31,
2025	$652
2026	1,035
2027	509
2028	612
2029	519
Thereafter	3,678
Total	$7,005

The Company’s debt issuances and redemptions support its capital structure strategy objectives of funding its business and growth initiatives while minimizing its risk-adjusted cost of capital. During the year ended December 31, 2024, the Company redeemed at maturity $500 of ten-year Medium-Term Notes with a fixed coupon of 3.25%. The redemption was financed with commercial paper borrowings. In March 2023, the Company issued $500 of three-year Senior Notes at a fixed coupon rate of 4.800%, $500 of five-year Senior Notes at a fixed coupon rate of 4.600% and $500 of ten-year Senior Notes at a fixed coupon rate of 4.600%.

At December 31, 2024, the Company had access to unused domestic and foreign lines of credit of $3,725 (including under the facility discussed below) and could also issue long-term debt pursuant to an effective shelf registration statement. In November 2022, the Company entered into an amended and restated $3,000 five-year revolving credit facility with a syndicate of banks for a five-year term expiring November 2027, which replaced, on substantially similar terms, the Company’s $3,000 revolving credit facility that was scheduled to expire in August 2026. In November 2023, the Company extended the term of the credit facility for an additional year, expiring in November 2028. In November 2024, the Company further extended the term of the credit facility for an additional year, expiring in November 2029. Commitment fees related to the credit facility are not material.

Certain agreements with respect to the Company’s bank borrowings contain financial and other covenants as well as cross-default provisions. Noncompliance with these requirements could ultimately result in the acceleration of amounts owed. The Company is in full compliance with all such requirements.

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

Valuation Considerations

The Company’s derivative instruments include foreign currency contracts and commodity contracts. The fair value of these instruments are classified as follows:

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

Interest Rate Risk

The Company manages its targeted mix of fixed and floating rate debt with debt issuances and by entering into interest rate swaps in order to mitigate fluctuations in earnings and cash flows that may result from interest rate volatility. The Company utilizes forward-starting interest rate swaps to mitigate the risk of variability in interest rates for future debt issuances. The notional amount, interest payment and maturity date of the swaps generally match the principal, interest payment and maturity date of the related debt, and the swaps are valued using observable benchmark rates (Level 2 valuation).

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

The following table summarizes the fair value of the Company’s derivative instruments and other financial instruments which are carried at fair value in the Company’s Consolidated Balance Sheets as of December 31, 2024 and 2023:

	Assets			Liabilities
	Account	Fair Value		Account	Fair Value
Designated derivative instruments		December 31, 2024	December 31, 2023		December 31, 2024	December 31, 2023
Foreign currency contracts	Other current assets	33	19	Other accruals	22	25
Commodity contracts	Other current assets	—	—	Other accruals	1	1
Total designated		$33	$19		$23	$26

Other financial instruments
Marketable securities	Other current assets	160	179
Total other financial instruments		$160	$179

The carrying amount of cash, cash equivalents, accounts receivable and short-term debt approximated fair value as of December 31, 2024 and 2023. The estimated fair value of the Company’s long-term debt, including the current portion, as of December 31, 2024 and 2023, was $7,433 and $7,862, respectively, and the related carrying value was $7,941 and $8,239, respectively. The estimated fair value of long-term debt was derived principally from quoted prices on the Company’s outstanding fixed-term notes (Level 2 valuation).

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
The following tables present the notional values as of:

	December 31, 2024
	Foreign Currency Contracts	Foreign Currency Debt	Commodity Contracts	Total
Fair Value Hedges	$1,669	$—	$—	$1,669
Cash Flow Hedges	1,023	—	18	1,041
Net Investment Hedges	289	3,750	—	4,039

	December 31, 2023
	Foreign Currency Contracts	Foreign Currency Debt	Commodity Contracts	Total
Fair Value Hedges	$1,625	$—	$—	$1,625
Cash Flow Hedges	869	—	39	908
Net Investment Hedges	280	3,908	—	4,188

The amount of gain (loss) recognized in income associated with fair value hedges did not have a material impact on the Company’s Consolidated Financial Statements during the twelve months ended December 31, 2024.

The amount of gain (loss) recognized in income and Accumulated Other Comprehensive Income (AOCI) associated with cash flow hedges did not have a material impact on the Company’s Consolidated Financial Statements during the twelve months ended December 31, 2024.

The following table presents the amount of gain (loss) on net investment hedges recognized in the Company’s AOCI:

	Gain (Loss) Recognized in AOCI
	Twelve Months Ended December 31,
Hedging instruments:	2024	2023
Foreign currency contracts	$42	$(34)
Foreign currency debt	211	(124)
Total gain (loss) on net investment hedges	$253	$(158)

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
7.    Capital Stock and Stock-Based Compensation Plans

Preference Stock

The Company has the authority to issue 50,262,150 shares of preference stock.

Stock Repurchases

On March 10, 2022, the Board authorized the repurchase of shares of the Company’s common stock having an aggregate purchase price of up to $5 billion under a new share repurchase program, which replaced a previously authorized share repurchase program. The Board also has authorized share repurchases on an ongoing basis to fulfill certain requirements of the Company’s compensation and benefit programs. The shares are repurchased from time to time in open market or privately negotiated transactions at the Company’s discretion, subject to market conditions, customary blackout periods and other factors. The Company repurchased its common stock at a cost of $1,739 during 2024.

The Company may use either authorized and unissued shares or treasury shares to meet share requirements resulting from the exercise of stock options and the vesting of restricted stock unit awards.

A summary of common stock and treasury stock activity for the three years ended December 31 is as follows:

	Common Stock Outstanding	Treasury Stock
Balance, January 1, 2022	840,480,284	625,226,076

Common stock acquired	(17,060,788)	17,060,788
Shares issued for stock options	5,654,692	(5,654,692)
Shares issued for restricted stock units and other	1,138,418	(1,138,418)
Balance, December 31, 2022	830,212,606	635,493,754

Common stock acquired	(14,735,909)	14,735,909
Shares issued for stock options	5,318,430	(5,318,430)
Shares issued for restricted stock units and other	617,642	(617,642)
Balance, December 31, 2023	821,412,769	644,293,591

Common stock acquired	(18,321,422)	18,321,422
Shares issued for stock options	8,606,699	(8,606,699)
Shares issued for restricted stock units and other	876,652	(876,652)
Balance, December 31, 2024	812,574,698	653,131,662

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
Stock-Based Compensation

The Company recognizes the cost of employee services received in exchange for awards of equity instruments, such as stock options and restricted stock units, based on the fair value of those awards at the date of grant. The fair value of restricted stock units, generally based on market price, is amortized ratably over the requisite service period. The estimated fair value of stock options on the date of grant, based on the Black-Scholes value described below, is amortized on a straight-line basis over the requisite service period for each separately vesting portion of the award. The Company accounts for forfeitures as they occur. Awards to employees eligible for retirement prior to the award becoming fully vested are recognized as compensation cost from the grant date through the date that the employee first becomes eligible to retire and is no longer required to provide service to earn the award.

The Company has one incentive compensation plan pursuant to which it issues restricted stock units (both performance-based and time-vested) and stock options to employees and shares of common stock and stock options to non-employee directors. The Personnel and Organization Committee of the Board, which is comprised entirely of independent directors, administers the incentive compensation plan. The total stock-based compensation expense charged against pretax income for this plan was $135, $122 and $125 for the years ended December 31, 2024, 2023 and 2022, respectively. The total income tax benefit recognized on stock-based compensation, excluding excess tax benefits, was approximately $26, $22 and $25 for the years ended December 31, 2024, 2023 and 2022, respectively.

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

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock option awards. The weighted-average fair value assumptions are summarized in the following table:

	2024	2023	2022
Expected term of options	6 years	6 years	6 years
Expected volatility rate	20.5%	19.8%	21.1%
Risk-free interest rate	3.8%	4.3%	3.0%
Expected dividend yield	2.1%	2.5%	2.4%
Weighted-average estimated fair value	$22.65	$14.89	$14.71

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

Stock Options

The Company issues non-qualified stock options to non-employee directors, officers and other key employees. Stock options have a contractual term of eight years and generally vest ratably over three years. As of December 31, 2024, approximately 19,248,078 shares of common stock were available for future stock option grants.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
A summary of stock option activity during 2024 is presented below:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Intrinsic Value of Unexercised In-the-Money Options
Options outstanding, January 1, 2024	20,742	$75
Granted	955	106
Exercised	(8,662)	74
Forfeited	(240)	76
Expired	(21)	73
Options outstanding, December 31, 2024	12,774	78	5	$176
Options exercisable, December 31, 2024	9,265	$76	4	$136

As of December 31, 2024, there was $12 of total unrecognized compensation expense related to unvested stock options, which will be recognized over a weighted-average period of 1.3 years. The total intrinsic value of options exercised during the years ended December 31, 2024, 2023 and 2022 was $150, $28 and $47, respectively.

The benefits of tax deductions in excess of grant date fair value resulting from the exercise of stock options and vesting of restricted stock unit awards for the years ended December 31, 2024, 2023 and 2022 were $18, $4 and $2, respectively, and are recognized in the provision for income taxes as a discrete item in the quarterly period in which they occur and classified as an operating cash flow. Cash proceeds received from options exercised for the years ended December 31, 2024, 2023 and 2022 were $638, $380 and $418, respectively.

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

A summary of performance-based restricted stock unit activity for the year ended December 31, 2024 is presented below:

	Shares (in thousands)	Weighted Average Grant Date Fair Value Per Award
Performance-based restricted stock units as of January 1, 2024	1,069	$68
Activity:
Granted	321	91
Vested	(283)	70
Forfeited	(89)	72
Change due to performance and/or market condition achievement	19	57
Performance-based restricted stock units as of December 31, 2024	1,037	$74

As of December 31, 2024, there was $32 of total unrecognized compensation expense related to unvested performance-based restricted stock unit awards, which will be recognized ratably over the remaining performance period.

The Company uses a Monte-Carlo simulation model to estimate the fair value of performance-based restricted stock units at the date of grant.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
Time-Vested Restricted Stock Units

The Company also grants time-vested restricted stock unit awards. Awards either vest at the end of the restriction period, which is generally three years from the date of grant, or ratably over the restriction period. As of December 31, 2024, approximately 7,324,623 shares of common stock were available for future restricted stock unit awards.

A summary of restricted stock unit activity during 2024 is presented below:

	Shares (in thousands)	Weighted Average Grant Date Fair Value Per Award
Restricted stock units as of January 1, 2024	2,174	$76
Activity:
Granted	854	105
Vested	(951)	76
Forfeited	(90)	77
Restricted stock units as of December 31, 2024	1,987	$88

As of December 31, 2024, there was $68 of total unrecognized compensation expense related to unvested time-vested restricted stock unit awards, which will be recognized over a weighted-average period of 1.6 years. The total fair value of time-vested restricted stock units vested during the years ended December 31, 2024, 2023 and 2022 was $72, $45 and $40, respectively.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
8.    Employee Stock Ownership Plan

In 1989, the Company expanded its Employee Stock Ownership Plan (“ESOP”) through the introduction of a leveraged ESOP that funds certain benefits for employees who have met eligibility requirements. As of December 31, 2024 and 2023, there were 7,428,343 and 8,348,104 shares of common stock, respectively, outstanding and issued to the Company’s ESOP.

During 2000, the ESOP entered into a loan agreement with the Company under which the benefits of the ESOP may be extended through 2035. As of December 31, 2024, the ESOP had no outstanding borrowings from the Company.

Dividends on stock held by the ESOP are paid to the ESOP trust and, together with cash contributions from the Company, are (a) used by the ESOP to repay principal and interest, (b) credited to participant accounts, (c) used for contributions to the Company’s defined contribution plans or (d) used to pay the Company’s defined contribution plan expenses. Stock is allocated to participants based upon the ratio of the current year’s debt service to the sum of total outstanding principal and interest payments over the life of the debt. As of December 31, 2024, 7,334,758 shares of common stock had been released and allocated to participant accounts and 93,585 shares of common stock were available for future release and allocation to participant accounts.

Dividends on the stock used to repay principal and interest or credited to participant accounts are deductible for income tax purposes and, accordingly, are reflected net of their tax benefit in the Consolidated Statements of Changes in Shareholders’ Equity.

Annual expense related to the ESOP was $0 in 2024, 2023 and 2022.

The Company paid dividends on the shares held by the ESOP of $16 in 2024, $17 in 2023 and $19 in 2022. The Company did not make any contributions to the ESOP in 2024, 2023 or 2022.

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

In the first quarter of 2023, the Company recorded a charge of $267 as a result of a decision of the United States Court of Appeals for the Second Circuit (the “Second Circuit”) affirming a grant of summary judgment to the plaintiffs in a lawsuit under the Employee Retirement Income Security Act seeking the recalculation of benefits and other relief associated with a 2005 residual annuity amendment to the Colgate-Palmolive Company Employees’ Retirement Income Plan (the “Retirement Plan”). The decision resulted in an increase in the obligations of the Retirement Plan, which based on the current funded status of the Retirement Plan and depending on further developments in the litigation, may require a cash contribution by the Company in 2025. See Note 12, Commitments and Contingencies for additional information.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
In the Company’s principal U.S. plans and certain funded foreign plans, funds are contributed to trusts in accordance with regulatory limits to provide for current service and for any unfunded projected benefit obligation over a reasonable period. The target asset allocation for the Company’s defined benefit plans is as follows:

	United States	International
Asset Category
Equity securities	26%	17%
Fixed income securities	60%	63%
Other investments	14%	20%
Total	100%	100%

At December 31, 2024, the allocation of the Company’s plan assets and the level of valuation input, as applicable, for each major asset category were as follows:

	Level of Valuation Input	Pension Plans
		United States	International

Cash and cash equivalents	Level 1	$226	$21
U.S. common stocks	Level 1	1	2
International common stocks	Level 1	—	15
Pooled funds(1)	Level 1	35	103
Fixed income securities(2)	Level 2	624	75
Guaranteed investment contracts(3)	Level 2	—	30
		886	246
Investments valued using NAV per share(4)
Domestic, developed and emerging markets equity funds		223	28
Fixed income funds(5)		68	222
Hedge funds(6)		—	7
Multi-asset funds(7)		157	2
Real estate funds(8)		—	27
		448	286

Other assets and liabilities, net(9)		(39)	5
Total Investments		$1,295	$537

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
(2)The fixed income securities are traded over-the-counter and certain of these securities lack daily pricing or liquidity and as such are classified as Level 2. As of December 31, 2024 and December 31, 2023, approximately 30% of the U.S. pension plan fixed income portfolio was invested in U.S. treasury or agency securities, with the remainder invested in other government bonds and corporate bonds.
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

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
Equity securities in the U.S. defined benefit retirement plans did not include any investment in the Company’s common stock at either December 31, 2024 or December 31, 2023. No shares of the Company’s stock were purchased by the U.S. plans in 2024 or 2023. The plans received no dividends on the Company’s common stock in either 2024 or 2023.

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

The Company uses a December 31 measurement date for its defined benefit and other retiree benefit plans. Summarized information for the Company’s defined benefit and other retiree benefit plans is as follows:

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

	Pension Plans				Other Retiree Benefit Plans
	2024	2023	2024	2023	2024	2023
	United States		International
Change in Benefit Obligations
Benefit obligations at beginning of year	$1,922	$1,673	$776	$675	$665	$658
Service cost	1	—	16	15	7	7
Interest cost	99	91	33	33	36	38
Participants’ contributions	—	—	5	5	—	—
Plan amendments	—	—	—	—	—	(33)
Actuarial loss (gain)	(54)	36	(11)	65	(14)	38
Foreign exchange impact	—	—	(40)	29	(8)	4
Termination benefits	5	3	—	2	—	—
Curtailments and settlements	(1)	—	(18)	(6)	—	—
Benefit payments	(141)	(148)	(41)	(42)	(54)	(47)
ERISA litigation matter	—	267	—	—	—	—
Benefit obligations at end of year	$1,831	$1,922	$720	$776	$632	$665
Change in Plan Assets
Fair value of plan assets at beginning of year	$1,360	$1,363	$566	$516	$—	$—
Actual return on plan assets	49	115	18	26	—	—
Company contributions	29	30	37	39	54	47
Participants’ contributions	—	—	5	5	—	—
Foreign exchange impact	—	—	(31)	27	—	—
Settlements and acquisitions	(2)	—	(17)	(5)	—	—
Benefit payments	(141)	(148)	(41)	(42)	(54)	(47)
Fair value of plan assets at end of year	$1,295	$1,360	$537	$566	$—	$—
Funded Status
Benefit obligations at end of year	$1,831	$1,922	$720	$776	$632	$665
Fair value of plan assets at end of year	1,295	1,360	537	566	—	—
Net amount recognized	$(536)	$(562)	$(183)	$(210)	$(632)	$(665)
Amounts Recognized in Balance Sheet
Noncurrent assets	$1	$1	$47	$48	$—	$—
Current liabilities	(27)	(28)	(15)	(15)	(51)	(53)
Noncurrent liabilities	(510)	(535)	(215)	(243)	(581)	(612)
Net amount recognized	$(536)	$(562)	$(183)	$(210)	$(632)	$(665)
Amounts Recognized in Accumulated Other Comprehensive Income (Loss)
Actuarial loss	$710	$767	$174	$177	$109	$128
Transition/prior service cost(credit)	—	—	8	9	(159)	(180)
	$710	$767	$182	$186	$(50)	$(52)
Accumulated benefit obligation	$1,818	$1,907	$668	$719	$—	$—

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

	Pension Plans				Other Retiree Benefit Plans
	2024	2023	2024	2023	2024	2023
	United States		International
Weighted-Average Assumptions Used to Determine Benefit Obligations
Discount rate	5.73%	5.40%	4.69%	4.35%	5.74%	5.37%
Long-term rate of compensation increase	3.50%	3.50%	3.36%	3.19%	—%	—%
ESOP growth rate	—%	—%	—%	—%	6.00%	6.00%
Medical cost trend rate of increase	—%	—%	—%	—%	7.00%	6.00%
Interest Crediting Rate	5.58%	4.99%	3.23%	1.13%	—%	—%

The actuarial gains recorded during 2024 for both the U.S. pension and Other retiree benefit plans were primarily a result of an increase in discount rates applied against future estimated benefit payments that resulted in a decrease in the benefit obligation for both the U.S. pension and Other retiree benefit plans. The actuarial losses recorded during 2023 for both the U.S. pension and Other retiree benefit plans were primarily a result of a decrease in discount rates applied against future estimated benefit payments that resulted in an increase in the benefit obligation for both the U.S. pension and Other retiree benefit plans.

The overall investment objective of the plans is to balance risk and return so that obligations to employees are met. The Company evaluates its expected long-term rate of return on plan assets on an annual basis. In determining the expected long-term rate of return, the Company considers the nature of the plans’ investments and the historical rates of return. The assumed expected long-term rate of return on plan assets for U.S. pension plans was 6.50% as of December 31, 2024 and December 31, 2023. Average annual rates of return on plan assets for the U.S. pension plans for the most recent 1-year, 5-year, 10-year, 15-year and 25-year periods were 5%, 2%, 4%, 6% and 5%, respectively. Similar assessments were performed in determining rates of return on international pension plan assets to arrive at the Company’s 2024 weighted-average expected long-term rate of return on plan assets of 5.69%.

The medical cost trend rate of increase assumed in measuring the expected cost of benefits is projected to decrease from 7.00% in 2025 to 5.00% by 2030, remaining at 4.50% for the years thereafter.

Pension plans with projected benefit obligations in excess of plan assets and plans with accumulated benefit obligations in excess of plan assets as of December 31 consisted of the following:

	2024	2023
Benefit Obligation Exceeds Fair Value of Plan Assets
Projected benefit obligation	$2,251	$2,352
Fair value of plan assets	1,486	1,532

Accumulated benefit obligation	2,075	2,204
Fair value of plan assets	1,345	1,428

Other Retiree Benefit plans with accumulated postretirement benefit obligation in excess of plan assets as of December 31 consisted of the following:

	2024	2023
Benefit Obligation Exceeds Fair Value of Plan Assets
Accumulated postretirement benefit obligation	$632	$665
Fair value of plan assets	—	—

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
Summarized information regarding the net periodic benefit costs for the Company’s defined benefit and other retiree benefit plans is as follows:

	Pension Plans						Other Retiree Benefit Plans
	2024	2023	2022	2024	2023	2022	2024	2023	2022
	United States			International
Components of Net Periodic Benefit Cost
Service cost	$1	$—	$—	$16	$15	$15	$7	$7	$18
Interest cost	99	91	64	33	33	21	36	38	36
Expected return on plan assets	(85)	(79)	(101)	(29)	(25)	(21)	—	—	—
Amortization of transition and prior service costs (credits)	—	—	—	1	1	1	(21)	(20)	(6)
Amortization of actuarial loss	39	43	46	5	5	7	4	1	14
Net periodic benefit cost	$54	$55	$9	$26	$29	$23	$26	$26	$62
Other postretirement charges	5	3	13	—	2	4	—	—	2
ERISA litigation matter	—	267	—	—	—	—	—	—	—
Total pension cost	$59	$325	$22	$26	$31	$27	$26	$26	$64
Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost
Discount rate	5.40%	5.66%	2.98%	4.61%	4.75%	2.10%	5.37%	5.67%	3.06%
Expected long-term rate of return on plan assets	6.50%	6.25%	5.70%	5.69%	4.66%	2.72%	N/A	N/A	N/A
Long-term rate of compensation increase	3.50%	3.50%	3.50%	3.24%	3.22%	2.89%	—%	—%	—%
ESOP growth rate	—%	—%	—%	—%	—%	—%	6.00%	6.00%	6.00%
Medical cost trend rate of increase	—%	—%	—%	—%	—%	—%	6.00%	6.25%	6.00%
Interest Crediting Rate	4.99%	5.21%	2.82%	0.64%	2.28%	0.84%	—%	—%	—%

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
The service related component of pension and other postretirement benefit costs is included in Operating profit. The non-service related components (interest cost, expected return on assets, amortization of transition and prior service costs and credits and amortization of actuarial gains and losses) are included in the line item “Non-service related postretirement costs,” which is below Operating profit.

The Company made no voluntary contributions in 2024, 2023 and 2022.
Expected Contributions and Benefit Payments

At present, the Company does not expect to make any voluntary contributions to its U.S. postretirement plans for the year ending December 31, 2025. Actual funding may differ from current estimates depending on the variability of the market value of the assets, changes in the benefit obligations and other market or regulatory conditions.

Benefit payments expected to be paid from the Company’s assets to participants in unfunded plans are estimated to be approximately $95 for the year ending December 31, 2025.

Total benefit payments expected to be paid to participants in both funded and unfunded plans are estimated as follows:

	Pension Plans
Years Ended December 31,	United States	International	Other Retiree Benefit Plans	Total
2025	$377	$42	$52	471
2026	143	41	54	238
2027	143	43	55	241
2028	142	45	55	242
2029	141	46	55	242
2030-2034	653	247	274	1,174

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
10.    Income Taxes

The components of Income before income taxes are as follows for the years ended December 31:

	2024	2023	2022
United States	$1,084	$692	$1,169
International	2,872	2,700	1,491
Total Income before income taxes	$3,956	$3,392	$2,660

The Provision for income taxes consists of the following for the years ended December 31:

	2024	2023	2022
United States	$188	$72	$199
International	719	865	494
Total Provision for income taxes	$907	$937	$693

Temporary differences between accounting for financial statement purposes and accounting for tax purposes result in the current provision for taxes being higher (lower) than the total provision for income taxes as follows:

	2024	2023	2022
Goodwill and intangible assets	$3	$1	$106
Property, plant and equipment	12	(13)	2
Pension and other retiree benefits	(6)	68	(1)
Stock-based compensation	(14)	2	(3)
Right-of-use assets/lease liabilities	2	1	(5)
Tax credits and tax loss carryforwards, net of valuation allowance	37	29	8
Deferred withholding tax	(14)	7	8
Research and Experimentation Capitalization	21	29	58
Other, net	(8)	11	(10)
Total deferred tax benefit (provision)	$33	$135	$163

The difference between the statutory U.S. federal income tax rate and the Company’s global effective tax rate as reflected in the Consolidated Statements of Income is as follows:

	2024	2023	2022
Percentage of Income before income taxes
Tax at United States statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	0.5	(0.1)	0.8
Earnings taxed at other than United States statutory rate	4.1	5.4	5.4
Non-deductible goodwill impairment charges	—	—	1.9
Foreign-derived intangible income benefit	(2.6)	(2.4)	(2.6)
Foreign tax matter	—	3.7	—
Other, net	(0.1)	—	(0.4)
Effective tax rate	22.9%	27.6%	26.1%

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
The components of deferred tax assets (liabilities) are as follows at December 31:

	2024	2023
Deferred tax liabilities:
Goodwill and intangible assets	$(389)	$(412)
Property, plant and equipment	(397)	(420)
Right-of-use assets	(126)	(126)
Deferred withholding tax	(110)	(96)
Other	(130)	(34)
Total deferred tax liabilities	(1,152)	(1,088)
Deferred tax assets:
Pension and other retiree benefits	272	295
Tax credits and tax loss carryforwards	430	356
Lease liabilities	137	134
Accrued liabilities	223	221
Stock-based compensation	61	75
Research and Experimentation Capitalization	108	87
Other	101	60
Total deferred tax assets	1,332	1,228
Valuation Allowance	$(328)	$(287)
Net deferred tax assets	$1,004	$941
Net deferred income taxes	$(148)	$(147)

The changes in valuation allowance for deferred tax assets are as follows:

	2024	2023	2022
Balance, January 1	$287	$129	$120
Additions
Charged to costs and expenses	56	158	14
Deductions	15	—	5
Balance, December 31	$328	$287	$129

As of December 31, 2024, the Company had net operating losses (“NOLs”) and capital loss carryforwards of $37. Of this amount, capital loss and NOL carryforwards of $6 will begin to expire in 2025 and NOLs of $13 can be carried forward indefinitely. The Company believes that it will be able to utilize these capital loss and NOL carryforwards. There is an additional NOL of $18 which has a full valuation allowance.

As of December 31, 2024, the Company has $393 of tax credits, of which $66 will begin to expire in 2030 and $17 can be carried forward indefinitely. The Company believes that it will be able to utilize these tax credits. The remaining credits of $310 have a full valuation allowance.

Applicable U.S. income and foreign withholding taxes have been provided on substantially all of the Company’s accumulated earnings of foreign subsidiaries.

Net tax expense of $55, net tax benefit of $19 and net tax expense of $164 were recorded directly through equity in 2024, 2023 and 2022 respectively. The net tax expense or benefit in each year predominantly includes current and future tax impacts related to benefit plans and the impact of currency translation adjustments.

The Company uses a comprehensive model to recognize, measure, present and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on an income tax return.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

Unrecognized tax benefits activity for the years ended December 31, 2024, 2023 and 2022 is summarized below:

	2024	2023	2022
Unrecognized tax benefits:
Balance, January 1	$314	$298	$245
Increases as a result of tax positions taken during the current year	37	73	32
Decreases of tax positions taken during prior years	(53)	(61)	(21)
Increases of tax positions taken during prior years	10	6	46
Decreases as a result of settlements with taxing authorities and the expiration of statutes of limitations	(3)	(2)	(2)
Effect of foreign currency rate movements	(9)	—	(2)
Balance, December 31	$296	$314	$298

If all of the unrecognized tax benefits for 2024 above were recognized, approximately $286 would impact the effective tax rate. It is reasonably possible that the amount of unrecognized benefits with respect to our uncertain tax positions could change in the next twelve months and such change may or may not be material.

The Company recognized expenses of approximately $22, $10 and $8 for interest and penalties related to the above unrecognized tax benefits within income tax expense in 2024, 2023 and 2022, respectively. The Company had accrued interest and penalties of approximately $68, $45 and $40 as of December 31, 2024, 2023 and 2022, respectively.

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

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was enacted, which among other things, implements a 15% minimum tax on book income of certain large corporations effective for years beginning after December 31, 2022. Based on the Company’s analysis, as well as guidance published by the IRS, the IRA, and in particular the 15% minimum tax, did not have an impact on the Company’s Consolidated Financial Statements. Subsequent to the aforementioned guidance published by the IRS, on September 12, 2024, the U.S. Treasury Department and IRS released proposed regulations relating to this 15% minimum tax. Based on the Company’s analysis, these proposed regulations, if finalized in their current form, are not expected to have an impact on the Company’s Consolidated Financial Statements. However, the Company will continue to evaluate any additional guidance and clarification that becomes available.

Additionally, on December 15, 2022, the 27 member states of the European Union (“EU”) reached an agreement on a minimum level of taxation for certain large corporations to pay a minimum corporate tax rate of 15% in every jurisdiction in which they operate. This agreement, which is known as the Minimum Tax Directive (part of the “Pillar II Model Rules”), was supposed to be transposed into the laws of all EU member states by December 31, 2023. Most member states complied, while some were granted extensions of time. In addition, many other jurisdictions outside the EU have implemented a similar minimum tax regime consistent with the policy of the Pillar II Model Rules. Detailed regulations of these minimum tax regimes are still being considered in certain countries and, in some cases, enactment and timing is still

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
uncertain. Based on current legislation and available guidance, apart from a significant additional compliance burden, Pillar II did not have a material impact as of December 31, 2024 and the Company does not believe it will have a material impact on its Consolidated Financial Statements. However, as these rules and related regulations are revised and implemented, the Company will evaluate the impact, if any, on its Consolidated Financial Statements.

The Company has ongoing federal, state and international income tax audits in various jurisdictions and evaluates uncertain tax positions that may be challenged by local tax authorities and not fully sustained. All U.S. federal income tax returns through December 31, 2013 have been audited by the IRS and there are limited matters which the Company plans to appeal for years 2010 through 2013. One such matter relates to the IRS assessment of taxes on the Company by imputing income on certain activities within one of our international operations, which is also under audit for the years 2014 through 2018. There were U.S. Tax Court rulings during 2023 in favor of the IRS against unrelated third parties on similar matters. Despite the U.S. Tax Court rulings, the Company continues to believe that the tax assessment against the Company is without merit. While there can be no assurances, the Company believes this matter will ultimately be decided in favor of the Company. The amount of tax plus interest for the years 2010 through 2018 is estimated to be approximately $153, which is not included in the Company’s uncertain tax positions. In May 2024, the IRS initiated an audit for the years 2019 through 2021.

The Company has made an accounting policy election to treat Global Intangible Low-Taxed Income taxes as a current period expense rather than including these amounts in the measurement of deferred taxes.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
11.    Earnings Per Share

For the years ended December 31, 2024, 2023 and 2022, earnings per share were as follows:

	2024			2023			2022
	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share
Basic EPS	$2,889	819.1	$3.53	$2,300	827.4	$2.78	$1,785	836.4	$2.13
Stock options and restricted stock units		4.1			1.8			2.4
Diluted EPS	$2,889	823.2	$3.51	$2,300	829.2	$2.77	$1,785	838.8	$2.13

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

For the years ended December 31, 2024, 2023 and 2022, the average number of stock options that were anti-dilutive and not included in diluted earnings per share calculations were 295,968, 13,719,286 and 5,236,371, respectively. For the years ended December 31, 2024, 2023 and 2022, the average number of restricted stock units that were anti-dilutive and not included in diluted earnings per share calculations were 100,191, 1,183 and 155,118, respectively.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
12.    Commitments and Contingencies

As of December 31, 2024, the Company has various contractual commitments for future multi-year purchases of raw, packaging and other materials and services totaling approximately $568.

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

The Brazilian internal revenue authority has disallowed interest deductions and foreign exchange losses taken by the Company’s Brazilian subsidiary for certain years in connection with the financing of the Kolynos acquisition. The tax assessments with interest, penalties and any court-mandated fees, at the current exchange rate, are approximately $93. This amount includes additional assessments received from the Brazilian internal revenue authority in April 2016 relating to net operating loss carryforwards used by the Company’s Brazilian subsidiary to offset taxable income that had also been deducted from the authority’s original assessments. The Company has been disputing the disallowances by appealing the assessments since October 2001.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
In each of September 2015, February 2017, September 2018, April 2019 and August 2020, the Company lost an administrative appeal and subsequently challenged these assessments in the Brazilian federal courts. Currently, there are three lawsuits pending in the Lower Federal Court and two cases have progressed to the Federal Court of Appeals. Although there can be no assurances, management believes, based on the opinion of its Brazilian legal counsel, that it has strong legal grounds to contest the disallowances and that the Company should ultimately prevail. The Company is challenging these disallowances vigorously. In November 2023, based upon changes in Brazilian tax law, the Company filed petitions in three of the actions requesting that the penalty portion of the claim be removed. The Brazilian tax authority agreed with the Company's position and in August 2024 reduced its claim in two of those actions and in October 2024 reduced its claim in the third.

In July 2002, the Brazilian Federal Public Attorney filed a civil action against the federal government of Brazil, Laboratorios Wyeth-Whitehall Ltda. (the Brazilian subsidiary of the Seller) and the Company, as represented by its Brazilian subsidiary, in the 6th. Lower Federal Court in the City of São Paulo, seeking to annul an April 2000 decision by the Brazilian Board of Tax Appeals that found in favor of the Seller’s Brazilian subsidiary on the issue of whether it had incurred taxable capital gains as a result of the divestiture of Kolynos. The action seeks to make the Company’s Brazilian subsidiary jointly and severally liable for any tax due from the Seller’s Brazilian subsidiary. The case has been pending since 2002, and the Lower Federal Court has not issued a decision. Although there can be no assurances, management believes, based on the opinion of its Brazilian legal counsel, that it has strong legal grounds to contest the action and that the Company should ultimately prevail. The Company is challenging this action vigorously.

In December 2005, the Brazilian internal revenue authority issued to the Company’s Brazilian subsidiary a tax assessment with interest, penalties and any court-mandated fees of approximately $47, at the current exchange rate, based on a claim that certain purchases of U.S. Treasury bills by the subsidiary and their subsequent disposition during the period 2000 to 2001 were subject to a tax on foreign exchange transactions. The Company had been disputing the assessment within the internal revenue authority’s administrative appeals process. However, in November 2015, the Superior Chamber of Administrative Tax Appeals denied the Company’s final administrative appeal, and the Company has filed a lawsuit in the Brazilian federal court. In the event the Company is unsuccessful in this lawsuit, further appeals are available within the Brazilian federal courts. Although there can be no assurances, management believes, based on the opinion of its Brazilian legal counsel, that it has strong legal grounds to contest the tax assessment and that the Company should ultimately prevail. The Company is challenging this assessment vigorously. In addition, in April 2024, based upon changes in Brazilian tax law, the Company filed a petition in this matter requesting that the penalty portion of the claim be removed. The Brazilian tax authority has not yet responded to that petition.

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

As of December 31, 2024, there were 309 individual cases pending against the Company in state and federal courts throughout the United States, as compared to 279 cases as of December 31, 2023. During the year ended December 31, 2024, 142 new cases were filed and 111 cases were resolved by voluntary dismissal, settlement or dismissal by the court, and one case was removed from the case count when it was established that the claim does not relate to talcum powder. The value of the settlements in the periods presented was not material, either individually or in the aggregate, to such periods’ results of operations. During the three months ended March 31, 2024, one case resulted in a jury verdict in favor of the Company after a trial. Subsequently, the trial court granted plaintiffs’ motion for a new trial in that case. However, during the three months ended September 30, 2024, an appellate court granted the Company’s request to reinstate the jury’s verdict in favor of the Company. Plaintiffs are challenging that ruling and separately are appealing other issues related to the verdict.

A significant portion of the Company’s costs incurred in defending and resolving these claims has been, and the Company believes that a portion of the costs will continue to be, covered by insurance policies issued by several primary, excess and umbrella insurance carriers, subject to deductibles, exclusions, retentions, policy limits and insurance carrier insolvencies.

While the Company and its legal counsel believe that the Company has strong legal grounds to contest these cases and intends to challenge them vigorously, there can be no assurances regarding the ultimate resolution of these matters.

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

In light of the Second Circuit decision, the Company recorded a charge to earnings of $267 in the quarter ended March 31, 2023, which is comprised of the recalculation of benefits and interest. Possible additional charges associated with this matter are expected to be immaterial and, where estimable, are reflected in the range of reasonably possible losses disclosed above. The decision resulted in an increase in the obligations of the Retirement Plan, which based on the current funded status of the Retirement Plan and depending on further developments in the litigation, may require a cash contribution by the Company in 2025. In June 2023, the Company filed a petition for certiorari to the United States Supreme Court requesting permission for an appeal to that court and that petition was denied in October 2023. Also, in June 2023, the plaintiffs filed a motion to enter a revised final judgment in the District Court to address certain unresolved calculation issues, which the Company opposed. In March 2024, the District Court granted the plaintiffs’ motion and found for the plaintiffs on those calculation issues. The Company has appealed that decision to the Second Circuit.

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

The Company evaluates segment performance based on several factors, including Operating profit. The Company uses Operating profit as a measure of operating segment performance because it excludes the impact of Corporate-driven decisions related to interest expense and income taxes. The Chairman of the Board, President and Chief Executive Officer has been determined to be the Company’s Chief Operating Decision Maker who uses Operating Profit to assess performance and to allocate resources for each of the reportable operating segments in the budgeting and forecasting process. Asset information by segment is not utilized for purposes of assessing performance or allocating resources, and therefore such information has not been presented.

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

Approximately two-thirds of the Company’s Net sales are generated from markets outside the U.S., with approximately 45% of the Company’s Net sales coming from emerging markets (which consist of Latin America, Asia (excluding Japan), Africa/Eurasia and Central Europe). Oral, Personal and Home Care sales to Walmart, Inc. and its affiliates represent approximately 11% of the Company’s Net sales in each of the years 2024, 2023 and 2022. No other customer represented more than 10% of Net sales in any period presented.

In 2024, Corporate Operating profit included charges resulting from the 2022 Global Productivity Initiative of $85. In 2023, Corporate Operating profit included charges resulting from the 2022 Global Productivity Initiative of $27 and product recall costs of $25. In 2022, Corporate Operating profit included goodwill and intangible assets impairment charges of $721, charges resulting from the 2022 Global Productivity Initiative of $95, a gain on the sale of land in Asia Pacific of $47 and acquisition-related costs of $19.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

	2024
	Net sales	Cost of Sales	Selling, general and administrative expenses	Other (income) expense, net (3)	Operating Profit
Reportable Segments
Oral, Personal and Home Care
North America(1)	$4,113	$1,571	$1,668	$36	$839
Latin America	4,782	1,933	1,328	(5)	1,526
Europe	2,770	1,050	1,031	31	658
Asia Pacific	2,858	1,078	997	(30)	812
Africa/Eurasia	1,095	432	395	16	253
Total Oral, Personal and Home Care	15,618				4,088
Pet Nutrition(2)	4,483	1,869	1,641	8	965
Reconciliation with Total Company Operating Profit
Corporate					(784)
Total	$20,101				$4,268
Note: Table may not sum due to rounding.
(1) Net sales in the U.S. for Oral, Personal and Home Care were $3,640 in 2024.
(2) Net sales in the U.S. for Pet Nutrition were $3,059 in 2024.
(3) Refer to Note 16, Supplemental Income Statement for information related to Other (income) expense, net.

	2023
	Net sales	Cost of Sales	Selling, general and administrative expenses	Other (income) expense, net (3)	Operating Profit
Reportable Segments
Oral, Personal and Home Care
North America(1)	$4,091	$1,588	$1,594	$37	$871
Latin America	4,640	1,977	1,241	5	1,417
Europe	2,571	1,069	899	31	573
Asia Pacific	2,782	1,108	925	(18)	767
Africa/Eurasia	1,083	442	377	9	254
Total Oral, Personal and Home Care	15,167				3,882
Pet Nutrition(2)	4,290	1,964	1,493	26	806
Reconciliation with Total Company Operating Profit
Corporate					$(704)
Total	$19,457				$3,984
Note: Table may not sum due to rounding.
(1) Net sales in the U.S. for Oral, Personal and Home Care were $3,625 in 2023.
(2) Net sales in the U.S. for Pet Nutrition were $2,918 in 2023.
(3) Refer to Note 16, Supplemental Income Statement for information related to Other (income) expense, net.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

	2022
	Net sales	Cost of Sales	Selling, general and administrative expenses	Other (income) expense, net (3)	Operating Profit
Reportable Segments
Oral, Personal and Home Care
North America(1)	$4,002	$1,649	$1,567	$46	$741
Latin America	3,982	1,885	1,059	(71)	1,108
Europe	2,362	1,023	778	28	534
Asia Pacific	2,826	1,160	954	(24)	737
Africa/Eurasia	1,082	447	389	18	228
Total Oral, Personal and Home Care	14,254				3,348
Pet Nutrition(2)	3,713	1,569	1,287	7	850
Reconciliation with Total Company Operating Profit
Corporate					$(1,305)
Total	$17,967				$2,893
Note: Table may not sum due to rounding.
(1) Net sales in the U.S. for Oral, Personal and Home Care were $3,511 in 2022.
(2) Net sales in the U.S. for Pet Nutrition were $2,432 in 2022
(3) Refer to Note 16, Supplemental Income Statement for information related to Other (income) expense, net.

	2024	2023	2022
Capital expenditures
Oral, Personal and Home Care
North America	$52	$46	$66
Latin America	126	146	121
Europe	63	44	31
Asia Pacific	64	65	60
Africa/Eurasia	12	10	30
Total Oral, Personal and Home Care	317	311	308
Pet Nutrition	143	301	297
Corporate	101	93	91
Total Capital expenditures	$561	$705	$696

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

	2024	2023	2022
Depreciation and amortization
Oral, Personal and Home Care
North America	$124	$116	$128
Latin America	100	98	93
Europe	65	65	68
Asia Pacific	81	84	89
Africa/Eurasia	8	9	9
Total Oral, Personal and Home Care	378	372	387
Pet Nutrition	132	101	65
Corporate	95	94	93
Total Depreciation and amortization	$605	$567	$545

	2024	2023
Long-lived assets(1)
United States	$2,728	$2,733
International	2,223	2,340
Total Long-lived assets	$4,951	$5,073
(1) Long-lived assets include Property, plant and equipment, net and lease right-of-use assets.

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

Substantially all of the Company’s leases are considered operating leases. Finance leases were not material as of December 31, 2024 and 2023.

As of December 31, 2024 and 2023, the Company’s right-of use assets and liabilities for operating leases were as follows:

	2024	2023
Other assets	$529	$491

Other accruals	107	95
Other liabilities	456	420
Total operating lease liabilities	$563	$515

Lease liabilities for operating leases as of December 31, 2024 were as follows:

2025	$126
2026	108
2027	101
2028	80
2029	58
Thereafter	182
Total lease commitments	$655
Less: Interest	(92)
Present value of lease liabilities	$563

The components of the Company’s operating lease cost for the twelve months ended December 31, 2024 and 2023 were as follows:

	2024	2023
Operating lease cost	$144	$136
Short-term lease cost	3	3
Variable lease cost	19	20
Sublease Income	(2)	(2)
Total lease cost	$164	$157

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

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
Supplemental cash flow information related to operating leases for the twelve months ended December 31, 2024 and 2023 was as follows:
▪Payments against amounts included in the measurement of lease liabilities: $132 and $171, respectively
▪Lease assets obtained in exchange for lease liabilities: $141 and $139, respectively.

As of December 31, 2024 and 2023, the weighted-average remaining lease term for operating leases was 7 and 8 years, respectively, and the weighted-average discount rate for operating leases was 4.4% and 4.5%, respectively.

There were no material operating leases that the Company had entered into or that were yet to commence as of December 31, 2024.

15. Supplier Finance Program

The Company has agreements to provide supplier finance programs which facilitate participating suppliers' ability to finance payment obligations of the Company with designated third-party financial institutions. Participating suppliers may, at their sole discretion, elect to finance one or more payment obligations of the Company prior to their scheduled due dates at a discounted price to participating financial institutions. The Company’s obligations to its suppliers, including amounts due and scheduled payment dates, are not impacted by suppliers’ decisions to finance amounts under these arrangements. The outstanding payment obligations under the Company’s supplier finance programs are included in Accounts Payable in the Consolidated Balance Sheets and were not material as of December 31, 2024 or 2023.

16.    Supplemental Income Statement Information

Other (income) expense, net	2024	2023	2022
Amortization of intangible assets	$75	$72	$80
Equity income	(22)	(17)	(12)
2022 Global Productivity Initiative	59	24	90
Product recall costs	—	25	—
Losses (gains) from marketable securities and other assets	6	11	(22)
Indirect tax payments (refunds)	27	18	(14)
Gain on the sale of land in Asia Pacific	—	—	(47)
Acquisition-related costs	—	—	19
Other, net	19	58	(25)
Total Other (income) expense, net	$164	$191	$69

	2024	2023	2022
Research and development	$355	$343	$320
Advertising	$2,720	$2,371	$1,997

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
17.    Supplemental Balance Sheet Information

Inventories by major class are as follows at December 31:

Inventories	2024	2023
Raw materials and supplies	$631	$606
Work-in-process	46	46
Finished goods	1,431	1,411
Total Inventories, net	$2,108	$2,063
Non-current inventory, net	(121)	(129)
Current Inventories, net	$1,987	$1,934
Inventories valued under LIFO amounted to $453 and $471 at December 31, 2024 and 2023, respectively. The excess of current cost over LIFO cost at the end of each year was $105 and $120, respectively. The liquidations of LIFO inventory quantities had no material effect on income in 2024, 2023 and 2022. Inventory classified as non-current at December 31, 2024 was recorded on the Consolidated Balance Sheets as “Other assets.”

Property, plant and equipment, net	2024	2023
Land	$226	$227
Buildings	2,056	2,047
Manufacturing machinery and equipment	6,265	6,365
Other equipment	1,580	1,647
	10,127	10,286
Accumulated depreciation	(5,705)	(5,704)
Total Property, plant and equipment, net	$4,422	$4,582

Other current assets	2024	2023
Marketable securities	$160	$179
Prepaids	520	595
Derivatives	33	19
Total Other current assets	$713	$793

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

Other accruals	2024	2023
Accrued advertising and consumer and trade promotions	$912	$882
Accrued payroll and employee benefits	437	403
Accrued taxes other than income taxes	162	167
Restructuring accrual	15	11
Pension and other retiree benefits	93	96
Lease liabilities due in one year	107	95
Accrued interest	72	78
Derivatives	23	26
Dividend payable	408	—
Other	662	619
Total Other accruals	$2,891	$2,377

Other liabilities	2024	2023
Pension and other retiree benefits	$1,306	$1,390
Long-term lease liabilities	456	420
Restructuring accrual	29	—
Other	320	305
Total Other liabilities	$2,111	$2,115

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
18.    Supplemental Other Comprehensive Income (Loss) Information

Other comprehensive income (loss) components attributable to Colgate-Palmolive Company before tax and net of tax during the years ended December 31 were as follows:

	2024	2023	2022
Cumulative translation adjustments:
Cumulative translation adjustments, pre-tax	$(298)	$127	$(113)
Tax amounts	(37)	13	(29)
Cumulative translation adjustments, net of tax	(335)	140	(142)
Pension and other benefits:
Net actuarial gain (loss), prior service costs and settlements during the period	31	(49)	466
Amortization of net actuarial loss, transition and prior service costs(1)	28	30	62
Retirement Plan and other retiree benefit adjustments, pre-tax	59	(19)	528
Tax amounts	(16)	3	(115)
Retirement Plan and other retiree benefit adjustments, net of tax	43	(16)	413
Cash flow hedges:
Gains (losses) on cash flow hedges, pre-tax	10	(10)	80
Tax amounts	(2)	3	(20)
Gains (losses) on cash flow hedges, net of tax	8	(7)	60
Total Other comprehensive income (loss), net of tax	$(284)	$117	$331
(1)These components of Other comprehensive income (loss) are included in the computation of total pension cost. See Note 9, Retirement Plans and Other Retiree Benefits for additional details.

There were no tax impacts on Other comprehensive income (loss) attributable to Noncontrolling interests.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) is comprised of cumulative foreign currency translation gains and losses, unrecognized pension and other retiree benefit costs and unrealized gains and losses from derivative instruments designated as cash flow hedges. At December 31, 2024 and 2023, Accumulated other comprehensive income (loss) consisted primarily of aftertax unrecognized pension and other retiree benefit costs of $605 and $647, respectively, and aftertax cumulative foreign currency translation losses of $3,687 and $3,351, respectively. Foreign currency translation adjustments in 2024 primarily reflect losses from the Euro, Brazilian Real and Mexican Peso. Foreign currency translation adjustments in 2023 primarily reflect gains from the Euro, Mexican Peso and Brazilian Real.

COLGATE-PALMOLIVE COMPANY

Market Information

The Company’s common stock is listed on the New York Stock Exchange, and its trading symbol is CL.

Stock Price Performance Graphs

The following graphs compare cumulative total shareholder returns on Colgate-Palmolive Company common stock against the S&P Composite-500 Stock Index and a peer company index for the twenty-year, ten-year and five-year periods each ended December 31, 2024. The peer company index is comprised of consumer products companies that have both domestic and international businesses. For 2024, the peer company index consisted of Church & Dwight Co., Inc., The Clorox Company, The Coca-Cola Company, The Estee Lauder Companies, Inc., General Mills, Inc., Haleon plc, Kellanova (formerly known as Kellogg Company), Kenvue Inc. (from and after its spin-off from Johnson & Johnson), Kimberly-Clark Corporation, The Kraft Heinz Company, Mondelez International, Inc., PepsiCo, Inc., The Procter & Gamble Company, Reckitt Benckiser Group plc and Unilever PLC.

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

20-Year Stock Price Performance Graph

$800
$700
$600
$500
$400
$300
$200
$100
$0
2004
2006
2008
2010
2012
2014
2016
2018
2020
2022
2024

	2004	2006	2008	2010	2012	2014	2016	2018	2020	2022	2024
Colgate	100	133	146	180	246	341	337	321	484	467	565
S&P 500	100	121	81	117	139	209	238	277	431	454	718
Peer Group	100	121	114	150	181	245	268	293	407	461	461

10-Year Stock Price Performance Graph

$350
$300
$250
$200
$150
$100
$50
$0
2014
2015
2016
2017
2018
2019
2020
2021
2022
2023
2024

	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
Colgate —■—	100	98	99	117	94	112	142	145	137	142	166
S&P 500 -○-	100	101	114	138	132	174	206	265	217	274	343
Peer Group —▲—	100	105	110	126	120	150	166	190	188	180	189