Form 10-Q
period 2025-03-31
COLGATE PALMOLIVE CO
filed 2025-04-25
CIK 21665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________
FORM 10-Q
________________________
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding	Date
Common stock, $1.00 par value	810,420,118	March 31, 2025

PART I.    FINANCIAL INFORMATION

COLGATE-PALMOLIVE COMPANY
Condensed Consolidated Statements of Income
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
Net sales	$4,911	$5,065
Cost of sales	1,924	2,026
Gross profit	2,987	3,039
Selling, general and administrative expenses	1,898	1,916
Other (income) expense, net	13	76
Operating profit	1,076	1,047
Non-service related postretirement costs	72	22
Interest expense	66	73
Interest income	15	15
Income before income taxes	953	967
Provision for income taxes	227	238
Net income including noncontrolling interests	726	729
Less: Net income attributable to noncontrolling interests	36	46
Net income attributable to Colgate-Palmolive Company	$690	$683

Earnings per common share, basic	$0.85	$0.83

Earnings per common share, diluted	$0.85	$0.83

See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Condensed Consolidated Statements of Comprehensive Income
(Dollars in Millions)
(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
Net income including noncontrolling interests	$726	$729
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	113	(94)
Retirement plans and other retiree benefit adjustments	5	4
Gains (losses) on cash flow hedges	(11)	1
Total Other comprehensive income (loss), net of tax	107	(89)
Total Comprehensive income including noncontrolling interests	833	640
Less: Net income attributable to noncontrolling interests	36	46
Less: Cumulative translation adjustments attributable to noncontrolling interests	2	(7)
Total Comprehensive income attributable to noncontrolling interests	38	39
Total Comprehensive income attributable to Colgate-Palmolive Company	$795	$601
See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Condensed Consolidated Balance Sheets
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

	March 31, 2025	December 31, 2024
Assets
Current Assets
Cash and cash equivalents	$1,112	$1,096
Receivables (net of allowances of $88 and $85, respectively)	1,725	1,521
Inventories	2,125	1,987
Other current assets	852	713
Total current assets	5,814	5,317
Property, plant and equipment:
Cost	10,276	10,127
Less: Accumulated depreciation	(5,860)	(5,705)
	4,416	4,422
Goodwill	3,334	3,272
Other intangible assets, net	1,782	1,756
Deferred income taxes	211	195
Other assets	1,090	1,084
Total assets	$16,647	$16,046
Liabilities and Shareholders’ Equity
Current Liabilities
Debt payable within one-year	1,698	660
Accounts payable	1,800	1,805
Accrued income taxes	490	403
Other accruals	2,873	2,891
Total current liabilities	6,861	5,759
Long-term debt	6,571	7,289
Deferred income taxes	302	343
Other liabilities	2,180	2,111
Total liabilities	15,914	15,502
Shareholders’ Equity
Common stock, $1 par value (2,000,000,000 shares authorized, 1,465,706,360 shares issued)	1,466	1,466
Additional paid-in capital	4,202	4,181
Retained earnings	26,413	26,145
Accumulated other comprehensive income (loss)	(4,116)	(4,222)
Treasury stock, at cost	(27,602)	(27,358)
Total Colgate-Palmolive Company shareholders’ equity	363	212
Noncontrolling interests	370	332
Total equity	733	544
Total liabilities and equity	$16,647	$16,046
See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Condensed Consolidated Statements of Cash Flows
(Dollars in Millions)
(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
Operating Activities
Net income including noncontrolling interests	$726	$729
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operations:
Depreciation and amortization	148	150
ERISA litigation matter	65	—
Restructuring and termination benefits, net of cash	(7)	30
Stock-based compensation expense	23	19
Deferred income taxes	(24)	12
Cash effects of changes in:
Receivables	(174)	(252)
Inventories	(86)	11
Accounts payable and other accruals	(57)	8
Other non-current assets and liabilities	(14)	(26)
Net cash provided by (used in) operations	600	681
Investing Activities
Capital expenditures	(124)	(126)
Purchases of marketable securities and investments	(134)	(139)
Proceeds from sale of marketable securities and investments	97	78
Other investing activities	2	(6)
Net cash provided by (used in) investing activities	(159)	(193)
Financing Activities
Short-term borrowing (repayment) less than 90 days, net	164	728
Principal payments of debt	(4)	(500)
Proceeds from issuance of debt	—	1
Dividends paid	(406)	(394)
Purchases of treasury shares	(284)	(509)
Proceeds from exercise of stock options	40	336
Other financing activities	32	(23)
Net cash provided by (used in) financing activities	(458)	(361)
Effect of exchange rate changes on Cash and cash equivalents	33	(14)
Net increase (decrease) in Cash and cash equivalents	16	113
Cash and cash equivalents at beginning of the period	1,096	966
Cash and cash equivalents at end of the period	$1,112	$1,079
Supplemental Cash Flow Information
Income taxes paid	$139	$150
Interest paid	$109	$123
See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in Millions)
(Unaudited)

Three Months Ended March 31, 2025
	Colgate-Palmolive Company Shareholders’ Equity
	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)(1)	Noncontrolling Interests
Balance, December 31, 2024	$1,466	$4,181	$(27,358)	$26,145	$(4,222)	$332
Net income	—	—	—	690	—	36
Other comprehensive income (loss), net of tax	—	—	—	—	105	2
Dividends ($0.52 per share)	—	—	—	(422)	—	—
Stock-based compensation expense	—	23	—	—	—	—
Shares issued for stock options	—	18	22	—	—	—
Shares issued for restricted stock units	—	(21)	21	—	—	—
Treasury stock acquired	—	—	(284)	—	—	—
Other	—	1	(3)	—	1	—
Balance, March 31, 2025	$1,466	$4,202	$(27,602)	$26,413	$(4,116)	$370

Three Months Ended March 31, 2024
	Colgate-Palmolive Company Shareholders’ Equity
	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)(1)	Noncontrolling Interests
Balance, December 31, 2023	$1,466	$3,808	$(26,017)	$25,289	$(3,937)	$348
Net income	—	—	—	683	—	46
Other comprehensive income (loss), net of tax	—	—	—	—	(82)	(7)
Dividends ($0.98 per share)*	—	—	—	(808)	—	—
Stock-based compensation expense	—	19	—	—	—	—
Shares issued for stock options	—	154	163	—	—	—
Shares issued for restricted stock units	—	(21)	21	—	—	—
Treasury stock acquired	—	—	(509)	—	—	—
Other	—	2	(1)	—	—	—
Balance, March 31, 2024	$1,466	$3,962	$(26,343)	$25,164	$(4,019)	$387
(1) Accumulated other comprehensive income (loss) includes cumulative translation losses of $3,575 at March 31, 2025 ($3,438 at March 31, 2024) and $3,687 at December 31, 2024 ($3,351 at December 31, 2023), and unrecognized retirement plan and other retiree benefits costs of $600 at March 31, 2025 ($643 at March 31, 2024) and $605 at December 31, 2024 ($647 at December 31, 2023).
* Two dividends were declared in the first quarter of 2024.

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

For a complete set of financial statement notes, including the Company’s significant accounting policies, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (the “SEC”).

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

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This ASU improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation, and income taxes paid disaggregated by jurisdiction. The guidance was effective for the Company as of January 1, 2025 and the new disclosure requirements will be effective in the Company's Annual Report on Form 10-K for the fiscal year ending December 31, 2025. Other than the new disclosure requirements, this guidance will not have an impact on the Company’s Consolidated Financial Statements.

In December 2023, the FASB issued ASU No. 2023-08, “Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets.” This ASU improves the accounting for certain crypto assets by requiring companies to measure them at fair value for each reporting period with changes in fair value recognized in net income. The guidance was effective for the Company beginning on January 1, 2025 and did not have an impact on the Company’s Consolidated Financial Statements.

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

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

In August 2023, the FASB issued ASU No. 2023-05, “Business Combinations—Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement.” This ASU requires a joint venture to initially measure all contributions received upon its formation at fair value. The guidance was applicable to joint ventures with a formation date on or after January 1, 2025 and did not have an impact on the Company’s Consolidated Financial Statements.

4.    Restructuring and Related Implementation Charges

The Company’s targeted productivity program (the “2022 Global Productivity Initiative”) concluded on December 31, 2024. The 2022 Global Productivity Initiative resulted in the reallocation of resources towards the Company’s strategic priorities and faster growth businesses, efficiencies in the Company’s operations and the streamlining of its supply chain to reduce structural costs.

For the three months ended March 31, 2024, charges resulting from the 2022 Global Productivity Initiative are reflected in the income statement as follows:

2024
Selling, general and administrative expenses	$1
Other (income) expense, net	35
Total 2022 Global Productivity Initiative charges, pretax	$36

Total 2022 Global Productivity Initiative charges, aftertax	$30

Restructuring and related implementation charges are recorded in the Corporate segment as these initiatives were predominantly centrally directed and controlled and were not included in internal measures of segment operating performance.

The following table summarizes the activity for the restructuring accrual:

	Three Months Ended March 31, 2025
	Employee-Related Costs	Other	Total
Balance at December 31, 2024	34	10	$44
Cash payments	(5)	(2)	(7)
Foreign exchange	2	—	2
Balance at March 31, 2025	$31	$8	$39

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

5.    Inventories

Inventories by major class were as follows:

	March 31, 2025	December 31, 2024
Raw materials and supplies	$647	$631
Work-in-process	53	46
Finished goods	1,553	1,431
Total Inventories, net	$2,253	$2,108
Non-current inventory, net	$(128)	$(121)
Current Inventories, net	$2,125	$1,987

6.    Earnings Per Share

For the three months ended March 31, 2025 and 2024, earnings per share were as follows:

	Three Months Ended
	March 31, 2025			March 31, 2024
	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share
Basic EPS	$690	812.0	$0.85	$683	822.8	$0.83
Stock options and restricted stock units		3.0			3.1
Diluted EPS	$690	815.0	$0.85	$683	825.9	$0.83

For the three months ended March 31, 2025 and 2024, the average number of stock options and restricted stock units that were anti-dilutive and not included in diluted earnings per share calculations were 1,091,727 and 986,909, respectively.

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

7.    Other Comprehensive Income (Loss)

Additions to and reclassifications out of Accumulated other comprehensive income (loss) attributable to the Company for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
	2025	2024
Cumulative translation adjustments
Cumulative translation adjustments, pre-tax	$75	$(71)
Tax amounts	36	(16)
Cumulative translation adjustments, net of tax	111	(87)
Pension and other benefits:
Net actuarial gain (loss), prior service costs and settlements during the period	1	(1)
Amortization of net actuarial loss, transition and prior service costs(1)	6	8
Retirement Plan and other retiree benefit adjustments, pre-tax	7	7
Tax amounts	(2)	(3)
Retirement Plan and other retiree benefit adjustments, net of tax	5	4
Cash flow hedges:
Gains (losses) on cash flow hedges, pre-tax	(14)	1
Tax amounts	3	—
Gains (losses) on cash flow hedges, net of tax	(11)	1
Total Other comprehensive income (loss), net of tax	$105	$(82)

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

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

8.    Retirement Plans and Other Retiree Benefits

Components of Net periodic benefit cost for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
	Pension Benefits				Other Retiree Benefits
	United States		International
	2025	2024	2025	2024	2025	2024
Service cost	$—	$—	$4	$3	$2	$2
Interest cost	24	23	8	8	9	9
Expected return on plan assets	(18)	(19)	(7)	(7)	—	—
Amortization of actuarial loss (gain)	9	10	2	2	(5)	(4)
Net periodic benefit cost	$15	$14	$7	$6	$6	$7
ERISA litigation matter(1)	50	—	—	—	—	—
Total pension cost	$65	$14	$7	$6	$6	$7
(1) Refer to Note 9, Contingencies for information regarding the ERISA litigation matter.

The U.S. postretirement plans will require immaterial cash contributions by the Company in 2025.

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

The Brazilian internal revenue authority has disallowed interest deductions and foreign exchange losses taken by the Company’s Brazilian subsidiary for certain years in connection with the financing of the Kolynos acquisition. The tax assessments with interest, penalties and any court-mandated fees, at the current exchange rate, are approximately $101. This amount includes additional assessments received from the Brazilian internal revenue authority in April 2016 relating to net operating loss carryforwards used by the Company’s Brazilian subsidiary to offset taxable income that had also been deducted from the authority’s original assessments. The Company has been disputing the disallowances by appealing the assessments since October 2001.

In each of September 2015, February 2017, September 2018, April 2019 and August 2020, the Company lost an administrative appeal and subsequently challenged these assessments in the Brazilian federal courts. Currently, there are three lawsuits pending in the Lower Federal Court and the Company has appealed two cases to the Federal Court of Appeals. Although there can be no assurances, management believes, based on the opinion of its Brazilian legal counsel, that it has strong legal grounds to contest the disallowances and that the Company should ultimately prevail. The Company is challenging these disallowances vigorously. In November 2023, based upon changes in Brazilian tax law, the Company filed petitions in three of the actions requesting that the penalty portion of the claim be removed. The Brazilian tax authority agreed with the Company’s position and reduced its claim in two of those actions in August 2024 and reduced its claim in the third in October 2024.

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

In December 2005, the Brazilian internal revenue authority issued to the Company’s Brazilian subsidiary a tax assessment with interest, penalties and any court-mandated fees of approximately $24, at the current exchange rate, based on a claim that certain purchases of U.S. Treasury bills by the subsidiary and their subsequent disposition during the period 2000 to 2001 were subject to a tax on foreign exchange transactions. The Company had been disputing the assessment within the internal revenue authority’s administrative appeals process. However, in November 2015, the Superior Chamber of Administrative Tax Appeals denied the Company’s final administrative appeal, and the Company has filed a lawsuit in the Brazilian federal court. In the event the Company is unsuccessful in this lawsuit, further appeals are available within the Brazilian federal courts. Although there can be no assurances, management believes, based on the opinion of its Brazilian legal counsel, that it has strong legal grounds to contest the tax assessment and that the Company should ultimately prevail. The Company is challenging this assessment vigorously. In addition, in April 2024, based upon changes in Brazilian tax law, the Company filed a petition in this matter requesting that the penalty portion of the claim be removed. The Brazilian tax authority agreed with the Company’s position and, in March 2025, reduced its claim in this matter.

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

As of March 31, 2025, there were 350 individual cases pending against the Company in state and federal courts throughout the United States, as compared to 309 cases as of December 31, 2024. During the three months ended March 31, 2025, 53 new cases were filed and 12 cases were resolved by voluntary dismissal, settlement or dismissal by the court. The value of the settlements in the period presented was not material, either individually or in the aggregate, to such period’s results of operations. During the three months ended March 31, 2024, one case resulted in a jury verdict in favor of the Company after a trial. Subsequently, the trial court granted plaintiffs’ motion for a new trial in that case. However, during the three months ended September 30, 2024, an appellate court granted the Company’s request to reinstate the jury’s verdict in favor of the Company. Plaintiffs sought leave to appeal the ruling to the Louisiana Supreme Court, which was denied in February 2025. Plaintiffs are now appealing the jury’s verdict and judgment in favor of the Company.

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

ERISA Matter

In June 2016, a lawsuit was filed in the United States District Court for the Southern District of New York (the “District Court”) against the Colgate-Palmolive Company Employee’ Retirement Income Plan (“Retirement Plan”), the Company and certain individuals claiming that residual annuity payments associated with a 2005 residual annuity amendment to the Retirement Plan were improperly calculated for certain Retirement Plan participants in violation of the Employee Retirement Income Security Act (“ERISA”). The relief sought included recalculation of benefits, pre- and post-judgment interest and attorneys’ fees. This action was certified as a class action in July 2017. In July 2020, the District Court dismissed certain claims, and in August 2020 granted the plaintiffs’ motion for summary judgment on the remaining claims. In September 2020, the Company appealed to the United States Court of Appeals for the Second Circuit (“Second Circuit”). In March 2023, the Second Circuit affirmed the grant of summary judgment to the plaintiffs. Also, in June 2023, the plaintiffs filed a motion to enter a revised final judgment in the District Court to address certain unresolved calculation issues, which the Company opposed. In March 2024, the District Court granted the plaintiffs’ motion and found for the plaintiffs on those calculation issues. The Company appealed this decision to the Second Circuit and, in April 2025, the Second Circuit affirmed the District Court’s decision. The Company is currently assessing its options.

Following the Second Circuit decisions, the Company recorded charges to earnings of $267 in the quarter ended March 31, 2023 and $65 in the quarter ended March 31, 2025 to reflect the then current estimated increase in pension plan liability and other related costs, which are subject to final validation and, as applicable, court approval. The decisions resulted in an increase in the obligations of the Retirement Plan and, based on the current funded status of the Retirement Plan, will require immaterial cash contributions by the Company in 2025.

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

In connection with management changes, the Company realigned the reporting structure of its skin health business effective July 1, 2024. Accordingly, commencing with the quarter ended September 30, 2024, the results of the skin health business previously reported within the Europe reportable operating segment are reported with the other skin health businesses in the North America reportable operating segment, with no impact on the Company’s consolidated results of operations or financial position. The Company recast its historical geographic segment information to conform to the new reporting structure in 2024.

The Company evaluates segment performance based on several factors, including Operating profit. The Company uses Operating profit as a measure of operating segment performance because it excludes the impact of Corporate-driven decisions related to interest expense and income taxes. The Chairman of the Board, President and Chief Executive Officer has been determined to be the Company’s Chief Operating Decision Maker and he uses Operating Profit to assess performance and to allocate resources for each of the reportable operating segments in the budgeting and forecasting process. Asset information by segment is not utilized for purposes of assessing performance or allocating resources, and therefore such information has not been presented.

The accounting policies of the operating segments are generally the same as those described in Note 2, Summary of Significant Accounting Policies to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. Intercompany sales have been eliminated. Corporate operations include costs related to stock options and restricted stock units, research and development costs, Corporate overhead costs, restructuring and related implementation charges and gains and losses on sales of non-core product lines and assets. The Company reports these items within Corporate operations as they relate to Corporate-based responsibilities and decisions and are not included in the internal measures of segment operating performance used by the Company to measure the underlying performance of the operating segments.
Approximately two-thirds of the Company’s Net sales are generated from markets outside the U.S., with approximately 45% of the Company’s Net sales coming from emerging markets (which consist of Latin America, Asia (excluding Japan), Africa/Eurasia and Central Europe).
Corporate Operating profit (loss) for the three months ended March 31, 2025 included charges related to the ERISA litigation matter of $15. Corporate Operating profit (loss) for the three months ended March 31, 2024 included charges resulting from the 2022 Global Productivity Initiative of $36.

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

The Company’s net sales, significant segment expenses and operating profit, by reportable segment were:

	Three Months Ended March 31, 2025
	Net sales	Cost of Sales	Selling, general and administrative expenses	Other (income) expense, net (1)	Operating Profit
Reportable Segments
Oral, Personal and Home Care
North America	$998	$377	$415	$10	$196
Latin America	1,143	487	316	(7)	348
Europe	690	258	254	7	172
Asia Pacific	690	261	239	(7)	198
Africa/Eurasia	271	104	106	4	57
Total Oral, Personal and Home Care	3,792				971
Pet Nutrition	1,118	437	422	1	258
Reconciliation with Total Company Operating Profit
Corporate					(153)
Total	$4,911				$1,076
Note: Table may not sum due to rounding.
(1)Other (income) expense, net primarily includes amortization of intangible assets and equity income.

	Three Months Ended March 31, 2024
	Net sales	Cost of Sales	Selling, general and administrative expenses	Other (income) expense, net (1)	Operating Profit
Reportable Segments
Oral, Personal and Home Care
North America	$1,035	$390	$419	$13	$214
Latin America	1,253	502	345	1	405
Europe	673	267	245	8	153
Asia Pacific	727	284	242	(7)	207
Africa/Eurasia	276	106	99	5	66
Total Oral, Personal and Home Care	3,963				1,044
Pet Nutrition	1,102	482	413	9	199
Reconciliation with Total Company Operating Profit
Corporate					(196)
Total	$5,065				$1,047
Note: Table may not sum due to rounding.
(1)Other (income) expense, net primarily includes amortization of intangible assets and equity income.

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

The Company’s Net sales of Oral, Personal and Home Care and Pet Nutrition products accounted for the following percentages of the Company’s Net sales:

	Three Months Ended
	March 31,
	2025	2024
Net sales
Oral Care	44%	43%
Personal Care	17%	18%
Home Care	16%	17%
Pet Nutrition	23%	22%
Total Net sales	100%	100%

Capital expenditures and depreciation and amortization expense by segment were:

	Three Months Ended
	March 31,
	2025	2024
Capital expenditures
Oral, Personal and Home Care
North America	$17	$8
Latin America	28	21
Europe	8	8
Asia Pacific	13	9
Africa/Eurasia	2	1
Total Oral, Personal and Home Care	68	47
Pet Nutrition	21	53
Corporate	35	26
Total Capital expenditures	$124	$126

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
Depreciation and amortization
Oral, Personal and Home Care
North America	$30	$31
Latin America	24	27
Europe	15	16
Asia Pacific	20	20
Africa/Eurasia	2	2
Total Oral, Personal and Home Care	92	96
Pet Nutrition	31	30
Corporate	25	24
Total Depreciation and amortization	$148	$150
Note: Table may not sum due to rounding.

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

The Company’s derivative instruments include foreign currency contracts and commodity contracts. The Company utilizes foreign currency contracts, including forward and swap contracts, option contracts, local currency deposits and local currency borrowings to hedge portions of its foreign currency purchases, assets and liabilities arising in the normal course of business and the net investment in certain foreign subsidiaries. These contracts are valued using observable market rates (Level 2 valuation). Commodity futures contracts are utilized to hedge the purchases of raw materials used in production. These contracts are measured using quoted commodity exchange prices (Level 1 valuation). The duration of foreign currency and commodity contracts generally does not exceed 12 months.

The following table summarizes the fair value of the Company’s derivative instruments and other financial instruments which are carried at fair value in the Company’s Condensed Consolidated Balance Sheets at March 31, 2025 and December 31, 2024:

	Assets			Liabilities
	Account	Fair Value		Account	Fair Value
Designated derivative instruments		March 31, 2025	December 31, 2024		March 31, 2025	December 31, 2024
Foreign currency contracts	Other current assets	$28	$33	Other accruals	$15	$22
Commodity contracts	Other current assets	—	—	Other accruals	1	1
Total designated		$28	$33		$16	$23

Other financial instruments
Marketable securities	Other current assets	$199	$160
Total other financial instruments		$199	$160

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

The carrying amount of cash, cash equivalents, marketable securities and accounts receivable approximated fair value as of March 31, 2025 and December 31, 2024. The estimated fair value of the Company’s total debt as of March 31, 2025 and December 31, 2024, was $7,776 and $7,441, respectively, and the related carrying value was $8,269 and $7,949, respectively. The estimated fair value of long-term debt was derived principally from quoted prices on the Company’s outstanding fixed-term notes (Level 2 valuation).

The following tables present the notional values as of:

	March 31, 2025
	Foreign Currency Contracts	Foreign Currency Debt	Commodity Contracts	Total
Fair Value Hedges	$1,829	$—	$—	$1,829
Cash Flow Hedges	1,036	—	15	1,051
Net Investment Hedges	340	3,831	—	4,171

	December 31, 2024
	Foreign Currency Contracts	Foreign Currency Debt	Commodity Contracts	Total
Fair Value Hedges	$1,669	$—	$—	$1,669
Cash Flow Hedges	1,023	—	18	1,041
Net Investment Hedges	289	3,750	—	4,039

The amount of gain (loss) recognized in income associated with fair value hedges did not have a material impact on the Company’s Condensed Consolidated Financial Statements during the three months ended March 31, 2025.

The amount of gain (loss) recognized in income and Accumulated Other Comprehensive Income (AOCI) associated with cash flow hedges did not have a material impact on the Company’s Condensed Consolidated Financial Statements during the three months ended March 31, 2025.

The following table presents the amount of gain (loss) on net investment hedges recognized in the Company’s AOCI:

	Gain (Loss) Recognized in AOCI
	Three Months Ended March 31,
	2025	2024
Hedging instruments:
Foreign currency contracts	$(7)	$2
Foreign currency debt	(167)	106
Total gain (loss) on net investment hedges	$(174)	$108

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

12. Supplier Finance Program

The Company has agreements to provide supplier finance programs which facilitate participating suppliers’ ability to finance payment obligations of the Company with designated third-party financial institutions. Participating suppliers may, at their sole discretion, elect to finance one or more payment obligations of the Company prior to their scheduled due dates at a discounted price to participating financial institutions. The Company’s obligations to its suppliers, including amounts due and scheduled payment dates, are not impacted by suppliers’ decisions to finance amounts under these arrangements. The outstanding payment obligations under the Company’s supplier finance programs are included in Accounts Payable in the Condensed Consolidated Balance Sheets and were not material as of March 31, 2025 and December 31, 2024.

13. Income Taxes

The effective income tax rate was 23.7% for the first quarter of 2025 as compared to 24.6% for the first quarter of 2024. The quarterly provision for income taxes is determined based on the Company’s estimated full year effective income tax rate adjusted by the amount of tax attributable to infrequent or unusual items that are separately recognized on a discrete basis in the income tax provision in the quarter in which they occur. The Company’s current estimate of its full year effective income tax rate before discrete period items is 23.7%, as compared to 24.5% in the comparable period of 2024.

In the third quarter of 2023, the Internal Revenue Service (the “IRS”) issued a notice giving taxpayers temporary relief from the effects of certain U.S. tax regulations that were issued in December 2021, which place greater restrictions on foreign taxes that are creditable against U.S. taxes on foreign source income. This notice allowed taxpayers to defer the application of these new regulations through the end of 2023. In December 2023, the IRS issued further guidance modifying this temporary relief period to the date that a notice or other guidance withdrawing or modifying the temporary relief is issued. The Company will recognize the impact, if any, in the period in which the temporary relief is withdrawn or modified.

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

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was enacted, which among other things, implements a 15% minimum tax on book income of certain large corporations effective for years beginning after December 31, 2022. Subsequent to enactment, the U.S. Treasury Department and IRS released proposed regulations relating principally to this 15% minimum tax. Based on the Company’s analysis, these proposed regulations have not had, and if finalized in their current form, are not expected to have an impact on the Company’s Consolidated Financial Statements. However, the Company will continue to evaluate any additional guidance and clarification that becomes available.

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

Additionally, on December 15, 2022, the 27 member states of the European Union (“EU”) reached an agreement on a minimum level of taxation for certain large corporations to pay a minimum corporate tax rate of 15% in every jurisdiction in which they operate. This agreement, which is known as the Minimum Tax Directive (part of the “Pillar II Model Rules”), was supposed to be transposed into the laws of all EU member states by December 31, 2023. Most member states complied, while some were granted extensions of time. In addition, many other jurisdictions outside the EU have implemented a similar minimum tax regime consistent with the policy of the Pillar II Model Rules. Detailed regulations of these minimum tax regimes are still being considered in certain countries and, in some cases, enactment and timing is still uncertain. Based on current legislation and available guidance, apart from a significant additional compliance burden, Pillar II did not have a material impact on the Company’s Consolidated Financial Statements as of March 31, 2025 and the Company does not believe it will have a material impact going forward. However, as these rules and related regulations are revised and implemented, the Company will evaluate the impact, if any, on its Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Executive Overview

Business Organization

Colgate-Palmolive Company (together with its subsidiaries, “we,” “us,” “our,” the “Company” or “Colgate”) is a caring, innovative growth company reimagining a healthier future for all people, their pets and our planet. We seek to deliver consistent compounded earnings per share growth to help drive superior total shareholder return, as well as to provide Colgate-Palmolive people with an innovative and inclusive work environment. We do this by developing and selling science-led products globally that make people’s and their pets’ lives healthier and more enjoyable and by embracing our Sustainability & Social Impact Strategy across our organization.

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

In connection with management changes, we realigned the reporting structure of our skin health business effective July 1, 2024. Accordingly, commencing with the quarter ended September 30, 2024, the results of the skin health business previously reported within the Europe reportable operating segment are reported with our other skin health businesses in the North America reportable operating segment, with no impact on the Company’s consolidated results of operations or financial position. The Company has recast its historical geographic segment information to conform to the new reporting structure.

In February 2025, the Company announced that it has agreed to acquire Care TopCo Pty Ltd, owner of the Prime100 pet food brand. The transaction has received regulatory approval and will close in the second quarter of 2025. It will be financed with a combination of debt and cash.

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

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Global Trade Relations

In February and April 2025, the United States issued executive orders imposing tariffs on imports from various countries, including China. The effectiveness of some of the announced tariffs has been delayed, but some have taken effect, including some of the tariffs on goods imported from China. In some cases, countries have responded to the United States’ tariffs by imposing reciprocal tariffs. The tariffs, to the extent they are in effect, have the effect of increasing the costs to manufacture and/or distribute certain of our products in certain geographies. We expect this to contribute to inflationary pressures, geopolitical tensions, macroeconomic and market volatility and uncertainty for consumers. This may impact the cost of and consumer demand for our products, including as a result of potential pricing actions we might have to take to mitigate increased costs. For additional information, see “Outlook” below.

The War in Ukraine

The war in Ukraine, and the related geopolitical tensions, have had and continue to have a significant impact on our operations in Ukraine and Russia, though it has not been material to our Consolidated Financial Statements. We have no manufacturing facilities in Russia. For the three months ended March 31, 2025, our business in the Eurasia region constituted approximately 1% of our consolidated net sales and consolidated operating profit. We have experienced, and expect to continue to experience, risks related to the impact of the war in Ukraine, including increases in the costs and, in certain cases, limitations on the availability of certain raw and packaging materials and commodities (including oil and natural gas), supply chain and logistics challenges, import restrictions, foreign currency volatility and reputational concerns. We also have faced and continue to face challenges to our ability to repatriate cash from Russia and identify banking partners to support our Russian operations and we may face challenges to our ability to protect our assets in Russia. We also continue to monitor the impact of sanctions, export controls and import restrictions.

The Conflict in the Middle East

The conflict in the Middle East has not had a material impact on our Consolidated Financial Statements. Uncertainties and risks remain as to the duration of the conflict and its impact on geopolitical relations and stability in North Africa, the wider Middle East and nearby regions. The conflict has impacted and may continue to impact, among other things, supply chain and logistics, the availability and price of raw and packaging materials and commodities such as oil, consumer sentiment and consumption and category growth rates in the region and beyond.

For more information about factors that could impact our business, including with respect to global trade relations, the war in Ukraine and the conflict in the Middle East, refer to Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024.

Business Strategy

To achieve our business and financial objectives, we are focused on delivering consistent compounded earnings per share growth through driving organic sales growth and operational efficiencies and leveraging the strength of our balance sheet. We believe increased household penetration and improved brand health are the keys to consistent organic sales growth and aim to achieve these through science-led, core and premium innovation, pursuing higher-growth adjacent categories and segments and expanding in faster-growing channels and markets. We continue to prioritize our investments in high growth and high margin segments within our Oral Care, Personal Care and Pet Nutrition businesses. We also seek to lead in the development of human capital and to maximize the impact of our Sustainability & Social Impact Strategy. We are building and scaling our capabilities in areas such as innovation, digital, data, analytics and artificial intelligence, enabling us to be more responsive in today’s rapidly changing world. We continue to invest behind our brands, including through advertising, and to develop initiatives to build strong relationships with consumers, retailers and dental, veterinary and skin health professionals. We continue to believe that growth opportunities are greater in those areas of the world in which economic development and rising consumer incomes expand the size and number of markets for our products.

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

Significant Items Impacting Comparability

During the quarter ended March 31, 2025, the Company recorded a charge of $65 following a decision of the United States Court of Appeals for the Second Circuit affirming the ruling of the United States District Court for the Southern District of New York (the “District Court”) on certain calculation issues related to the District Court’s earlier grant of summary judgment to the plaintiffs in a lawsuit under the Employee Retirement Income Security Act (“ERISA”), seeking the recalculation of benefits and other relief associated with a 2005 residual annuity amendment to the Colgate-Palmolive Company Employees’ Retirement Income Plan (the “Retirement Plan”). The decision resulted in an increase in the obligations of the Retirement Plan. See Note 9, Contingencies to the Condensed Consolidated Financial Statements for additional information.

Our targeted productivity program, known as the “2022 Global Productivity Initiative,” concluded on December 31, 2024. The 2022 Global Productivity Initiative resulted in the reallocation of resources towards our strategic priorities and faster growth businesses, efficiencies in our operations and the streamlining of our supply chain to reduce structural costs. In the three months ended March 31, 2024, we incurred pretax costs of $36 (aftertax costs of $30), resulting from the 2022 Global Productivity Initiative. See Note 4, Restructuring and Related Implementation Charges to the Condensed Consolidated Financial Statements for additional information.

Outlook

Looking forward, we expect global macroeconomic, political and market conditions to remain challenging, including as a result of inflation, high interest rates, foreign currency volatility and developments in trade relations following the recent imposition of (and the potential for additional) tariffs by the United States and other countries.

Recent developments in trade relations and the imposition of new and/or additional tariffs by the United States and other countries, including following the United States’ February 2025 and April 2025 executive orders imposing tariffs on imports from various countries, including China, may continue to contribute to inflationary pressures, geopolitical tensions, macroeconomic and market volatility and uncertainty for consumers. This may impact the cost of and consumer demand for our products, including as a result of potential pricing actions we might have to take to mitigate increased costs. Based on our preliminary analysis of the effects of the tariffs that have been announced in 2025 and are in effect as of April 24, 2025 (but not including tariffs that have been announced and delayed), we estimate incremental gross costs of approximately $200 in 2025. We are following the dynamic situation closely and continue to evaluate the impact on our business, results of operations, cash flows and financial condition. While we have made and will continue to make efforts to mitigate the impact of these and any additional tariffs imposed by the United States and/or other countries, they could impact the cost and availability of raw and packaging materials and the price of and/or consumer demand for our products.

Tariffs (or the threat thereof), inflationary pressures and high interest rates have negatively impacted and may continue to negatively impact consumer consumption or discretionary spending and/or change their purchasing patterns by foregoing purchasing certain of our products or by switching to “private label” or to our lower-priced product offerings. Although we continue to devote significant resources to support our brands and market our products at multiple price points, these changes could reduce demand for and sales volumes of our products or result in a shift in our product mix from higher margin to lower margin product offerings. In light of this challenging environment, we expect continued volatility across all of our categories and it is therefore difficult to predict category growth rates in the near term.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Given that approximately two-thirds of our Net sales originate in markets outside the U.S., we have experienced and will likely continue to experience volatile foreign currency fluctuations, particularly in Argentina and Türkiye, which are considered hyper-inflationary economies. Effective January 1, 2025, Nigeria is accounted for as a hyper-inflationary economy. Consequently, the functional currency for our Nigerian subsidiary is the U.S. dollar and the impact of Nigerian currency fluctuations has been and will be recorded in income. However, this designation has not had and is not expected to have a material impact on the Company’s Consolidated Financial Statements.

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

We continue to closely monitor the impact of geopolitical events and tensions, such as the war in Ukraine, the conflict in the Middle East, tensions between China and Taiwan and developments in trade relations, and the challenging market conditions discussed above, on our business and the related uncertainties and risks. While we have taken, and will continue to take, measures to mitigate the effects of these events and conditions, we cannot estimate with certainty the full extent of their impact on our business, results of operations, cash flows and/or financial condition. For more information about factors that could impact our business, see “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024.

We believe that we are well prepared to meet the challenges ahead due to our strong financial condition, experience operating in challenging environments, resilient global supply chain, dedicated and diverse global team and focused business strategy. Our strategy is based on delivering consistent compounded earnings per share growth through driving organic sales growth and operational efficiencies and leveraging the strength of our balance sheet. We believe increased household penetration and improved brand health are the keys to consistent organic sales growth and aim to achieve these through science-led, core and premium innovation, pursuing higher-growth adjacent categories and segments and expanding in faster-growing channels and markets. We also seek to lead in the development of human capital and to maximize our Sustainability & Social Impact Strategy. Our commitment to these priorities, the strength of our brands, the breadth of our global footprint and a commitment to profitability and driving efficiency in cash generation should position us well to manage through the challenges we face and increase shareholder value over time.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Results of Operations

Three Months

Worldwide Net sales were $4,911 in the first quarter of 2025, down 3.1% from the first quarter of 2024, due to volume declines of 0.1% and negative foreign exchange of 4.4%, partially offset by net selling price increases of 1.5%. Organic sales (Net sales excluding the impact of foreign exchange, acquisitions and divestments), a non-GAAP financial measure, increased 1.4% in the first quarter of 2025. A reconciliation of Net sales growth to organic sales growth is provided under “Non-GAAP Financial Measures” below.

Net sales in the Oral, Personal and Home Care product segment were $3,792 in the first quarter of 2025, down 4.3% from the first quarter of 2024, due to negative foreign exchange of 5.3%, partially offset by net selling price increases of 1.0%, while volume was flat. Organic sales in the Oral, Personal and Home Care product segment increased 1.0% in the first quarter of 2025.

The Company’s share of the global toothpaste market was 40.9% on a year-to-date basis, down 0.5 share points from the year ago period, and its share of the global manual toothbrush market was 31.9% on a year-to-date basis, up 0.3 share points from the year ago period. Year-to-date market shares in toothpaste were up in Europe and Africa/Eurasia, flat in Latin America and down in North America and Asia Pacific versus the comparable 2024 period. In the manual toothbrush category, year-to-date market shares were up in North America, Latin America, Europe and Asia Pacific and flat in Africa/Eurasia versus the comparable 2024 period. For additional information regarding market shares, see “Market Share Information” below.

Net sales in the Hill’s Pet Nutrition segment were $1,118 in the first quarter of 2025, up 1.5% from the first quarter of 2024, driven by net selling price increases of 3.2%, partially offset by volume declines of 0.3% and negative foreign exchange of 1.4%. Organic sales in the Hill’s Pet Nutrition segment increased 2.9% in the first quarter of 2025, despite a negative impact from lower private label pet volume (210 bps).

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Gross Profit/Margin

Worldwide Gross profit decreased to $2,987 in the first quarter of 2025 compared to $3,039 in the first quarter of 2024, reflecting a decrease of $92 resulting from lower Net sales and an increase of $40 resulting from higher Gross profit margin.

Worldwide Gross profit margin increased to 60.8% in the first quarter of 2025 from 60.0% in the first quarter of 2024. This increase in Gross profit margin was due to cost savings from the Company’s funding-the-growth initiatives (210 bps), higher pricing (60 bps) and favorable mix (50 bps), partially offset by higher raw and packaging material costs (240 bps).

	Three Months Ended March 31,
	2025	2024
Gross profit	$2,987	$3,039

	Three Months Ended March 31,
	2025	2024	Basis Point Change
Gross profit margin	60.8%	60.0%	80

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased 1% to $1,898 in the first quarter of 2025 compared to $1,916 in the first quarter of 2024. Selling, general and administrative expenses in the first quarter of 2025 included charges related to the ERISA litigation matter. Selling, general and administrative expenses in the first quarter of 2024 included charges resulting from the 2022 Global Productivity Initiative. Excluding these charges in both periods, as applicable, Selling, general and administrative expenses decreased 2% to $1,883 in the first quarter of 2025 compared to $1,915 in the first quarter of 2024, largely reflecting lower overhead expenses of $28.

Selling, general and administrative expenses as a percentage of Net sales increased by 80 bps to 38.6% in the first quarter of 2025 compared to 37.8% in the first quarter of 2024. Excluding the charges described above in both periods, as applicable, Selling, general and administrative expenses as a percentage of Net sales increased by 50 bps to 38.3% in the first quarter of 2025 compared to 37.8% in the first quarter of 2024. This increase was due to increased advertising investment (30 bps) and higher overhead expenses (20 bps), both as a percentage of Net sales. In the first quarter of 2025, advertising investment increased as a percentage of Net sales to 13.6% from 13.3% in the first quarter of 2024, while in absolute terms it decreased 1% to $668 as compared with $672 in the first quarter of 2024.

	Three Months Ended March 31,
	2025	2024
Selling, general and administrative expenses, GAAP	$1,898	$1,916
ERISA litigation matter	(15)	—
2022 Global Productivity Initiative	—	(1)
Selling, general and administrative expenses, non-GAAP	$1,883	$1,915

	Three Months Ended March 31,
	2025	2024	Basis Point Change
Selling, general and administrative expenses as a percentage of Net sales, GAAP	38.6%	37.8%	80
ERISA litigation matter	(0.3)%	—
Selling, general and administrative expenses as a percentage of Net sales, non-GAAP	38.3%	37.8%	50

Other (Income) Expense, Net
Other (income) expense, net was $13 and $76 in the first quarter of 2025 and 2024, respectively. Other (income) expense, net in the first quarter of 2024 included charges resulting from the 2022 Global Productivity Initiative. Excluding these charges, Other (income) expense, net was $13 and $41 in the first quarter of 2025 and 2024, respectively.

	Three Months Ended March 31,
	2025	2024
Other (income) expense, net, GAAP	$13	$76
2022 Global Productivity Initiative	—	(35)
Other (income) expense, net, non-GAAP	$13	$41

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Operating Profit

Operating profit increased 3% to $1,076 in the first quarter of 2025 from $1,047 in the first quarter of 2024. Operating profit in the first quarter of 2025 included charges related to the ERISA litigation matter. Operating profit in the first quarter of 2024 included charges resulting from the 2022 Global Productivity Initiative. Excluding these charges in both periods, as applicable, Operating profit increased 1% to $1,091 in the first quarter of 2025 from $1,083 in the first quarter of 2024.

Operating profit margin was 21.9% in the first quarter of 2025, an increase of 120 bps compared to 20.7% in the first quarter of 2024. Excluding the charges described above in both periods, as applicable, Operating profit margin was 22.2% in the first quarter of 2025, an increase of 80 bps compared to 21.4% in the first quarter of 2024. This increase in Operating profit margin was due to an increase in Gross profit (80 bps) and a decrease in Other (income) expense, net (50 bps), partially offset by an increase in Selling, general and administrative expenses (50 bps), all as a percentage of Net sales.

	Three Months Ended March 31,
	2025	2024	% Change
Operating profit, GAAP	$1,076	$1,047	3%
ERISA litigation matter	15	—
2022 Global Productivity Initiative	—	36
Operating profit, non-GAAP	$1,091	$1,083	1%

	Three Months Ended March 31,
	2025	2024	Basis Point Change
Operating profit margin, GAAP	21.9%	20.7%	120
ERISA litigation matter	0.3%	—%
2022 Global Productivity Initiative	—%	0.7%
Operating profit margin, non-GAAP	22.2%	21.4%	80

Non-Service Related Postretirement Costs

Non-service related postretirement costs were $72 in the first quarter of 2025 as compared to $22 in the first quarter of 2024. Non-service related postretirement costs in the first quarter of 2025 included charges related to the ERISA litigation matter. Excluding these charges, Non-service related postretirement costs were $22 in the first quarters of 2025 and 2024.

	Three Months Ended March 31,
	2025	2024
Non-service related postretirement costs, GAAP	$72	$22
ERISA litigation matter	(50)	—
Non-service related postretirement costs, non-GAAP	$22	$22

Interest Expense

Interest expense was $66 in the first quarter of 2025 as compared to $73 in the first quarter of 2024.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Interest Income

Interest income was $15 in the first quarters of 2025 and 2024.

Income Taxes

The effective income tax rate was 23.7% for the first quarter of 2025 as compared to 24.6% for the first quarter of 2024. As reflected in the table below, the non-GAAP effective income tax rate was 23.4% and 24.3% for the first three months of 2025 and 2024, respectively.

The quarterly provision for income taxes is determined based on the Company’s estimated full year effective income tax rate adjusted by the amount of tax attributable to infrequent or unusual items that are separately recognized on a discrete basis in the income tax provision in the quarter in which they occur. The Company’s current estimate of its full year effective income tax rate before discrete period items is 23.7%, compared to 24.5% in 2024.
In the third quarter of 2023, the Internal Revenue Service (the “IRS”) issued a notice giving taxpayers temporary relief from the effects of certain U.S. tax regulations that were issued in December 2021, which place greater restrictions on foreign taxes that are creditable against U.S. taxes on foreign source income. This notice allowed taxpayers to defer the application of these new regulations through the end of 2023. In December 2023, the IRS issued further guidance modifying this temporary relief period to the date that a notice or other guidance withdrawing or modifying the temporary relief is issued. The Company will recognize the impact, if any, in the period in which the temporary relief is withdrawn or modified.
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was enacted, which among other things, implements a 15% minimum tax on book income of certain large corporations effective for years beginning after December 31, 2022. Subsequent to enactment, the U.S. Treasury Department and IRS released proposed regulations relating principally to this 15% minimum tax. Based on the Company’s analysis, these proposed regulations have not had, and if finalized in their current form, are not expected to have an impact on the Company’s Consolidated Financial Statements. However, the Company will continue to evaluate any additional guidance and clarification that becomes available.
Additionally, on December 15, 2022, the 27 member states of the European Union (“EU”) reached an agreement on a minimum level of taxation for certain large corporations to pay a minimum corporate tax rate of 15% in every jurisdiction in which they operate. This agreement, which is known as the Minimum Tax Directive (part of the “Pillar II Model Rules”), was supposed to be transposed into the laws of all EU member states by December 31, 2023. Most member states complied, while some were granted extensions of time. In addition, many other jurisdictions outside the EU have implemented a similar minimum tax regime consistent with the policy of the Pillar II Model Rules. Detailed regulations of these minimum tax regimes are still being considered in certain countries and, in some cases, enactment and timing is still uncertain. Based on current legislation and available guidance, apart from a significant additional compliance burden, Pillar II did not have a material impact on the Company’s Consolidated Financial Statements as of March 31, 2025 and the Company does not believe it will have a material impact going forward. However, as these rules and related regulations are revised and implemented, the Company will evaluate the impact, if any, on its Consolidated Financial Statements.
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

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

	Three Months Ended March 31,
	2025			2024
	Income Before Income Taxes	Provision For Income Taxes(1)	Effective Income Tax Rate(2)	Income Before Income Taxes	Provision For Income Taxes(1)	Effective Income Tax Rate(2)
As Reported GAAP	$953	$227	23.7%	$967	$238	24.6%
ERISA litigation matter	65	12	(0.3)	—	—	—
2022 Global Productivity Initiative	—	—	—	36	6	(0.3)
Non-GAAP	$1,018	$239	23.4%	$1,003	$244	24.3%
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

Net Income Attributable to Colgate-Palmolive Company and Earnings Per Share

Net income attributable to Colgate-Palmolive Company in the first quarter of 2025 increased to $690 from $683 in the first quarter of 2024, and Earnings per common share on a diluted basis increased to $0.85 per share in the first quarter of 2025 from $0.83 in the first quarter of 2024. Net income attributable to Colgate-Palmolive Company in the first quarter of 2025 included charges related to the ERISA litigation matter. Net income attributable to Colgate-Palmolive Company in the first quarter of 2024 included charges resulting from the 2022 Global Productivity Initiative.

Excluding the charges described above in both periods, as applicable, Net income attributable to Colgate-Palmolive Company in the first quarter of 2025 increased 4% to $743 from $713 in the first quarter of 2024, and Earnings per common share on a diluted basis increased 6% to $0.91 in the first quarter of 2025 from $0.86 in the first quarter of 2024.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

	Three Months Ended March 31, 2025
	Income Before Income Taxes	Provision For Income Taxes(1)	Net Income Including Noncontrolling Interests	Less: Income Attributable to Noncontrolling Interests	Net Income Attributable To Colgate-Palmolive Company	Diluted Earnings Per Share(2)
As Reported GAAP	$953	$227	$726	$36	$690	$0.85
ERISA litigation matter	65	12	53	—	53	0.06
Non-GAAP	$1,018	$239	$779	$36	$743	$0.91

	Three Months Ended March 31, 2024
	Income Before Income Taxes	Provision For Income Taxes(1)	Net Income Including Noncontrolling Interests	Less: Income Attributable to Noncontrolling Interests	Net Income Attributable To Colgate-Palmolive Company	Diluted Earnings Per Share(2)
As Reported GAAP	$967	$238	$729	$46	$683	$0.83
2022 Global Productivity Initiative	36	6	30	—	30	0.03
Non-GAAP	$1,003	$244	$759	$46	$713	$0.86
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
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Net Sales and Operating Profit by Segment

Oral, Personal and Home Care

North America

	Three Months Ended March 31,
	2025	2024	Change
Net sales	$998	$1,035	(3.6)%
Operating profit	$196	$214	(8)%
% of Net sales	19.6%	20.6%	(100)	bps
Net sales in North America decreased 3.6% in the first quarter of 2025 to $998, driven by volume declines of 2.3%, net selling price decreases of 0.7% and negative foreign exchange of 0.6%. Organic sales in North America decreased 3.0% in the first quarter of 2025. The organic sales decline was driven by the United States.

The decrease in organic sales in North America in the first quarter of 2025 versus the first quarter of 2024 was primarily due to decreases in Personal Care and Home Care organic sales. The decrease in Personal Care was primarily due to organic sales declines in the skin health, underarm protection, bar soap and body wash categories. The decrease in Home Care was primarily due to an organic sales decline in the hand dish category, partially offset by organic sales growth in the surface cleaner category.

Operating profit in North America decreased 8% in the first quarter of 2025 to $196, or 100 bps to 19.6% as a percentage of Net sales. This decrease in Operating profit as a percentage of Net sales was primarily due to an increase in Selling, general and administrative expenses (110 bps) as a percentage of Net sales. This increase in Selling, general and administrative expenses was due to increased advertising investment (70 bps) and higher overhead expenses (30 bps).

Latin America

	Three Months Ended March 31,
	2025	2024	Change
Net sales	$1,143	$1,253	(8.7)%
Operating profit	$348	$405	(14)%
% of Net sales	30.4%	32.3%	(190)	bps
Net sales in Latin America decreased 8.7% in the first quarter of 2025 to $1,143, driven by negative foreign exchange of 12.7%, partially offset by volume growth of 2.7% and net selling price increases of 1.2%. Organic sales in Latin America increased 4.0% in the first quarter of 2025. Organic sales growth was led by Argentina, Brazil and Mexico.

The increase in organic sales in Latin America in the first quarter of 2025 versus the first quarter of 2024 was primarily due to an increase in Oral Care organic sales, partially offset by a decrease in Personal Care organic sales. The increase in Oral Care was primarily due to organic sales growth in the toothpaste and manual toothbrush categories. The decrease in Personal Care was primarily due to an organic sales decline in the bar soap category.

Operating profit in Latin America decreased 14% in the first quarter of 2025 to $348, or 190 bps to 30.4% as a percentage of Net sales. This decrease in Operating profit as a percentage of Net sales was primarily due to a decrease in Gross profit (260 bps), partially offset by a decrease in Other (income) expense, net (70 bps), both as a percentage of Net sales. This decrease in Gross profit was due to significantly higher raw and packaging material costs (570 bps), which included foreign exchange transaction costs, partially offset by cost savings from the Company’s funding-the-growth initiatives (250 bps), higher pricing, and favorable mix (20 bps). The decrease in Other (income) expense, net was primarily due to losses on investments in the first quarter of 2024.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Europe

	Three Months Ended March 31,
	2025	2024	Change
Net sales	$690	$673	2.5%
Operating profit	$172	$153	12%
% of Net sales	24.9%	22.7%	220	bps

Net sales in Europe increased 2.5% in the first quarter of 2025 to $690, driven by volume growth of 3.0% and net selling price increases of 2.4%, partially offset by negative foreign exchange of 2.9%. Organic sales in Europe increased 5.4% in the first quarter of 2025. Organic sales growth was led by the United Kingdom, Germany and France.

The increase in organic sales in Europe in the first quarter of 2025 versus the first quarter of 2024 was primarily due to increases in Oral Care and Personal Care organic sales. The increase in Oral Care was primarily due to organic sales growth in the toothpaste category. The increase in Personal Care was primarily due to organic sales growth in the body wash category.

Operating profit in Europe increased 12% in the first quarter of 2025 to $172, or 220 bps to 24.9% as a percentage of Net sales. This increase in Operating profit as a percentage of Net sales was primarily due to an increase in Gross profit (240 bps) as a percentage of Net sales. This increase in Gross profit was due to cost savings from the Company’s funding-the-growth initiatives (180 bps), higher pricing, and favorable mix (20 bps), partially offset by higher raw and packaging material costs (60 bps).

Asia Pacific

	Three Months Ended March 31,
	2025	2024	Change
Net sales	$690	$727	(5.0)%
Operating profit	$198	$207	(4)%
% of Net sales	28.7%	28.5%	20	bps
Net sales in Asia Pacific decreased 5.0% in the first quarter of 2025 to $690, driven by volume declines of 3.4% and negative foreign exchange of 1.9%, partially offset by net selling price increases of 0.4%. Organic sales in Asia Pacific decreased 3.1% in the first quarter of 2025. The organic sales decline was driven by the Greater China region and India, partially offset by organic sales growth in the Philippines.

The decrease in organic sales in Asia Pacific in the first quarter of 2025 versus the first quarter of 2024 was primarily due to decreases in Oral Care and Home Care organic sales. The decrease in Oral Care was primarily due to an organic sales decline in the toothpaste category. The decrease in Home Care was primarily due to declines in the fabric softener and hand dish categories.

Operating profit in Asia Pacific decreased 4% in the first quarter of 2025 to $198, while as a percentage of Net sales it increased 20 bps to 28.7%. This increase in Operating profit as a percentage of Net sales was due to an increase in Gross profit (130 bps) and a decrease in Other (income) expense, net (20 bps), partially offset by an increase in Selling, general and administrative expenses (130 bps), all as a percentage of Net sales. This increase in Gross profit was primarily due to cost savings from the Company’s funding-the-growth initiatives (260 bps), favorable mix (30 bps) and higher pricing, partially offset by higher raw and packaging material costs (190 bps). This increase in Selling, general and administrative expenses was primarily due to higher overhead expenses (110 bps).

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Africa/Eurasia

	Three Months Ended March 31,
	2025	2024	Change
Net sales	$271	$276	(1.5)%
Operating profit	$57	$66	(14)%
% of Net sales	21.0%	23.9%	(290)	bps
Net sales in Africa/Eurasia decreased 1.5% in the first quarter of 2025 to $271, driven by volume declines of 2.3% and negative foreign exchange of 3.4%, partially offset by net selling price increases of 4.1%. Organic sales in Africa/Eurasia increased 1.8% in the first quarter of 2025. Organic sales growth was led by the North Africa/Middle East region, partially offset by organic sales declines in South Africa.

The increase in organic sales in Africa/Eurasia in the first quarter of 2025 versus the first quarter of 2024 was primarily due to an increase in Oral Care organic sales, partially offset by a decrease in Personal Care organic sales. The increase in Oral Care was primarily due to organic sales growth in the toothpaste and manual toothbrush categories. The decrease in Personal Care was primarily due to organic sales declines in the body wash and underarm protection categories.

Operating profit in Africa/Eurasia decreased 14% in the first quarter of 2025 to $57, or 290 bps to 21.0% as a percentage of Net sales. This decrease in Operating profit as a percentage of Net sales was primarily due to an increase in Selling, general and administrative expenses (330 bps) as a percentage of Net sales. This increase in Selling, general and administrative expenses was due to higher overhead expenses (400 bps), partially offset by decreased advertising investment (70 bps).

Hill’s Pet Nutrition

	Three Months Ended March 31,
	2025	2024	Change
Net sales	$1,118	$1,102	1.5%
Operating profit	$258	$199	30%
% of Net sales	23.1%	18.0%	510	bps
Net sales for Hill’s Pet Nutrition increased 1.5% in the first quarter of 2025 to $1,118, driven by net selling price increases of 3.2%, partially offset by volume declines of 0.3% and negative foreign exchange of 1.4%. Organic sales in Hill’s Pet Nutrition increased 2.9% in the first quarter of 2025. Organic sales growth was led by the United States despite a negative impact from lower private label pet volume (210 bps).

The increase in organic sales in the first quarter of 2025 was due to organic sales growth in the therapeutic and wellness categories.

Operating profit in Hill’s Pet Nutrition increased 30% in the first quarter of 2025 to $258, or 510 bps to 23.1%. This increase in Operating profit as a percentage of Net sales was primarily due to an increase in Gross profit (460 bps) as a percentage of Net sales. This increase in Gross profit was due to cost savings from the Company’s funding-the-growth initiatives (250 bps), higher pricing, and favorable mix (130 bps), partially offset by higher raw and packaging material costs (50 bps).

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Corporate

	Three Months Ended March 31,
	2025	2024	Change
Operating profit (loss)	$(153)	$(196)	(22)%
Operating profit (loss) related to Corporate was $(153) in the first quarter of 2025 as compared to $(196) in the first quarter of 2024.

In the first quarter of 2025, Corporate Operating profit (loss) included charges of $15 related to the ERISA litigation matter. In the first quarter of 2024, Corporate Operating profit (loss) included charges of $36 resulting from the 2022 Global Productivity Initiative.

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

Net sales growth (GAAP) and organic sales growth (Net sales growth excluding the impact of foreign exchange, acquisitions and divestments) (non-GAAP) are discussed in this Quarterly Report on Form 10-Q. Management believes the organic sales growth measure provides investors and analysts with useful supplemental information regarding the Company’s underlying sales trends by presenting sales growth excluding the external factor of foreign exchange, as well as the impact of acquisitions and divestments, as applicable. A reconciliation of organic sales growth to Net sales growth for the three months ended March 31, 2025 is provided below.

Selling, general and administrative expenses, Selling, general and administrative expenses as a percentage of Net sales, Other (income) expense, net, Operating profit, Operating profit margin, Non-service related postretirement costs, Effective income tax rate, Net income attributable to Colgate-Palmolive Company and Earnings per share on a diluted basis are discussed in this Quarterly Report on Form 10-Q both on a GAAP basis and excluding, as applicable, charges resulting from the ERISA litigation matter and the 2022 Global Productivity Initiative. These non-GAAP financial measures exclude items that, either by their nature or amount, management would not expect to occur as part of the Company’s normal business on a regular basis, such as restructuring charges, charges for certain litigation and tax matters, acquisition-related costs, gains and losses from certain divestitures and certain other unusual, non-recurring items. Investors and analysts use these financial measures in assessing the Company’s business performance, and management believes that presenting these financial measures on a non-GAAP basis provides them with useful supplemental information to enhance their understanding of the Company’s underlying business performance and trends. These non-GAAP financial measures also enhance the ability to compare period-to-period financial results. A reconciliation of each of these non-GAAP financial measures to the most directly comparable GAAP financial measures for the three months ended March 31, 2025 and 2024 is presented within the applicable section of Results of Operations.

The following table provides a quantitative reconciliation of Net sales growth to organic sales growth for the three months ended March 31, 2025:

Three Months Ended March 31, 2025	Net Sales Growth (GAAP)	Foreign Exchange Impact	Acquisitions and Divestments Impact	Organic Sales Growth (Non-GAAP)
Oral, Personal and Home Care
North America(1)	(3.6)%	(0.6)%	—%	(3.0)%
Latin America	(8.7)%	(12.7)%	—%	4.0%
Europe(1)	2.5%	(2.9)%	—%	5.4%
Asia Pacific	(5.0)%	(1.9)%	—%	(3.1)%
Africa/Eurasia	(1.5)%	(3.4)%	—%	1.8%
Total Oral, Personal and Home Care	(4.3)%	(5.3)%	—%	1.0%
Pet Nutrition	1.5%	(1.4)%	—%	2.9%
Total Company	(3.1)%	(4.4)%	—%	1.4%
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

Cash Flow

Net cash provided by operations decreased 12% to $600 in the first three months of 2025, compared to $681 in the first three months of 2024, primarily due to changes in working capital. The Company’s working capital was (3.3%) as a percentage of Net sales as of March 31, 2025 as compared to (2.2%) as of March 31, 2024. The Company defines working capital as the difference between current assets (excluding Cash and cash equivalents and marketable securities, the latter of which is reported in Other current assets) and current liabilities (excluding short-term debt).

Investing activities used $159 of cash in the first three months of 2025, compared to $193 used in the first three months of 2024.

Capital expenditures were $124 in the first three months of 2025 compared to $126 in the first three months of 2024. Capital expenditures for 2025 are expected to be approximately 3.0% of Net sales. The Company continues to focus its capital spending on projects that are expected to yield high aftertax returns.

Financing activities used $458 of cash during the first three months of 2025, compared to $361 used in the first three months of 2024. The increase in cash used was primarily due to lower proceeds from exercise of stock options partially offset by lower share repurchases.

Total debt increased to $8,269 as of March 31, 2025, compared to $7,949 as of December 31, 2024. During the first quarter of 2024, the Company redeemed at maturity $500 of ten-year Medium-Term Notes with a fixed coupon of 3.25%. The redemption was financed with commercial paper borrowings.

Domestic and foreign commercial paper outstanding was $1,170 and $936 as of March 31, 2025 and December 31, 2024, respectively. The average daily balances outstanding for commercial paper in the first three months of 2025 and 2024 were $1,478 and $1,383, respectively. The Company classifies commercial paper as long-term debt when it has the intent and ability to refinance such obligations on a long-term basis, including, if necessary, by utilizing its available lines of credit.

Certain of the agreements with respect to the Company’s bank borrowings contain financial and other covenants as well as cross-default provisions. Noncompliance with these requirements could ultimately result in the acceleration of amounts owed. The Company is in full compliance with all such requirements and believes the likelihood of noncompliance is remote. Refer to Note 5, Long Term Debt and Credit Facilities to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 for further information about the Company’s long-term debt and credit facilities.

In the first quarter of 2025, the Company increased the quarterly common stock dividend to $0.52 per share from $0.50 per share previously, effective in the second quarter of 2025.

In February 2025, the Company announced that it has agreed to acquire Care TopCo Pty Ltd, owner of the Prime100 pet food brand. The transaction has received regulatory approval and will close in the second quarter of 2025. It will be financed with a combination of debt and cash.

Cash and cash equivalents increased $16 during the first three months of 2025 to $1,112 at March 31, 2025, compared to $1,096 at December 31, 2024, the majority of which ($1,072 and $1,059, respectively) was held by the Company’s foreign subsidiaries.

For additional information regarding liquidity and capital resources, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

Cautionary Statement on Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the SEC in its rules, regulations and releases that set forth anticipated results based on management’s current plans and assumptions. Such statements may relate, for example, to sales or volume growth, net selling price increases, organic sales growth, profit or profit margin levels, earnings per share levels, financial goals, the impact of foreign exchange, the impact of tariffs, the impact of geopolitical conflicts and tensions, such as the war in Ukraine, the conflict in the Middle East, tensions between China and Taiwan and global trade relations, cost-reduction plans, tax rates, interest rates, new product introductions, digital capabilities, commercial investment levels, acquisitions, divestitures, share repurchases or legal or tax proceedings, among other matters. These statements are made on the basis of the Company’s views and assumptions as of this time and the Company undertakes no obligation to update these statements whether as a result of new information, future events or otherwise, except as required by law or by the rules and regulations of the SEC. Moreover, the Company does not nor does any other person assume responsibility for the accuracy and completeness of those statements. The Company cautions investors that any such forward-looking statements are not guarantees of future performance and that actual events or results may differ materially from those statements. Actual events or results may differ materially because of factors that affect international businesses and global economic conditions, as well as matters specific to the Company and the markets it serves, including the uncertain macroeconomic and political environment in different countries, including as a result of inflation and higher interest rates, and its effect on consumer confidence and spending, foreign currency rate fluctuations, exchange controls, import restrictions, tariffs, sanctions, price or profit controls, labor relations, changes in foreign or domestic laws or regulations or their interpretation, political and fiscal developments, including changes in trade, tax and immigration policies, increased competition and evolving competitive practices, the ability to operate and respond effectively during a pandemic, epidemic or widespread public health concern, the ability to manage disruptions in our global supply chain and/or key office facilities, the ability to manage the availability and cost of raw and packaging materials and logistics costs, the ability to maintain or increase selling prices as needed, changes in the policies of retail trade customers, the emergence of alternative retail channels, the growth of eCommerce and the rapidly changing retail landscape, the ability to develop innovative new products and successfully adopt new technologies (such as artificial intelligence), the ability to continue lowering costs and operate in an agile manner, the ability to maintain the security of our information and operational technology systems from a cybersecurity incident or data breach, the ability to address the effects of climate change and achieve our sustainability and social impact goals, the ability to complete acquisitions and divestitures as planned, the ability to successfully integrate acquired businesses, the ability to attract and retain key employees, the uncertainty of the outcome of legal proceedings, whether or not the Company believes they have merit, and the ability to address uncertain or unfavorable global economic conditions, including inflation, disruptions in the credit markets and tax matters. For information about these and other factors that could impact the Company’s business and cause actual results to differ materially from forward-looking statements, refer to the Company’s filings with the SEC (including, but not limited to, the information set forth under the captions “Risk Factors” and “Cautionary Statement on Forward-Looking Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 and subsequent filings with the SEC).

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Quantitative and Qualitative Disclosures about Market Risk

There is no material change in the information reported under Part II, Item 7, “Managing Foreign Currency, Interest Rate, Commodity Price and Credit Risk Exposure” contained in our Annual Report on Form 10-K for the year ended December 31, 2024.

COLGATE-PALMOLIVE COMPANY

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chairman of the Board, President and Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2025 (the “Evaluation”). Based upon the Evaluation, the Company’s Chairman of the Board, President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) are effective.

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

Item 1A.    Risk Factors

There have been no material changes from the risk factors disclosed in “Risk Factors” in Part 1, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

COLGATE-PALMOLIVE COMPANY

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Shares repurchased from January 1, 2025 through March 20, 2025 were repurchased pursuant to a program approved by the Board of Directors (the “Board”) on March 10, 2022 (the “2022 Program”). On March 20, 2025, the Board authorized the repurchase of shares of the Company’s common stock having an aggregate purchase price of up to $5 billion under a new share repurchase program (the “2025 Program”), which replaced the 2022 Program. The Company commenced the repurchase of shares of the Company’s common stock under the 2025 Program beginning March 21, 2025. The Board also has authorized share repurchases on an ongoing basis to fulfill certain requirements of the Company’s compensation and benefit programs. The shares are repurchased from time to time in open market or privately negotiated transactions at the Company’s discretion, subject to market conditions, customary blackout periods and other factors.

The following table shows the stock repurchase activity for the three months in the quarter ended March 31, 2025:

Month	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(3) (in millions)
January 1 through 31, 2025	1,142,716	$88.46	1,139,000	$—
February 1 through 28, 2025	1,089,982	$87.50	890,967	$—
March 1 through 31, 2025	952,068	$91.50	945,800	$4,974
Total	3,184,766	$89.04	2,975,767

(1) Includes share repurchases under the 2022 Program and the 2025 Program and those associated with certain employee elections under the Company’s compensation and benefit programs.
(2) The difference between the total number of shares purchased and the total number of shares purchased as part of publicly announced plans or programs is 208,999 shares, which represents shares deemed surrendered to the Company to satisfy certain employee elections under the Company’s compensation and benefit programs.
(3) Includes approximate dollar value of shares that were available to be purchased under the publicly announced plans or programs that were in effect as of March 31, 2025. As discussed above, on March 20, 2025, the Board authorized the 2025 Program, which replaced the 2022 Program. As of January 31, 2025 and February 28, 2025, there were shares with an approximate dollar value of $1,082 million and $1,004 million, respectively, available to be purchased under the 2022 Program.

COLGATE-PALMOLIVE COMPANY

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not Applicable.

Item 5.    Other Information

(c) Trading Plans

During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

COLGATE-PALMOLIVE COMPANY

Item 6.    Exhibits

Exhibit No.	Description
10-A	Form of Performance Stock Unit Award Agreement for the 2025-2027 Performance Cycle.* **

31-A	Certificate of the Chairman of the Board, President and Chief Executive Officer of Colgate-Palmolive Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.**

31-B	Certificate of the Chief Financial Officer of Colgate-Palmolive Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.**

32
Certificate of the Chairman of the Board, President and Chief Executive Officer and the Chief Financial Officer of Colgate-Palmolive Company pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350.***

101
The following materials from Colgate-Palmolive Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2025, formatted in Inline eXtensible Business Reporting Language (Inline XBRL): (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Cash Flows; (v) the Condensed Consolidated Statements of Changes in Shareholders’ Equity; and (vi) Notes to Condensed Consolidated Financial Statements.

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

COLGATE-PALMOLIVE COMPANY
(Registrant)

Principal Executive Officer:

April 25, 2025	/s/ Noel Wallace
Noel Wallace
Chairman of the Board, President and Chief Executive Officer

Principal Financial Officer:

April 25, 2025	/s/ Stanley J. Sutula III
Stanley J. Sutula III
Chief Financial Officer

Principal Accounting Officer:

April 25, 2025	/s/ Gregory O. Malcolm
Gregory O. Malcolm
Executive Vice President, Controller