Form 10-Q
period 2025-06-30
COLGATE PALMOLIVE CO
filed 2025-08-01
CIK 21665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________
FORM 10-Q
________________________
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding	Date
Common stock, $1.00 par value	808,220,815	June 30, 2025

PART I.    FINANCIAL INFORMATION

COLGATE-PALMOLIVE COMPANY
Condensed Consolidated Statements of Income
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net sales	$5,110	$5,058	$10,021	$10,124
Cost of sales	2,041	1,992	3,965	4,019
Gross profit	3,069	3,066	6,056	6,105
Selling, general and administrative expenses	1,963	1,939	3,861	3,855
Other (income) expense, net	26	35	39	111
Operating profit	1,080	1,092	2,156	2,139
Non-service related postretirement costs	23	22	95	44
Interest expense	71	78	137	151
Interest income	21	18	35	33
Income before income taxes	1,007	1,010	1,959	1,977
Provision for income taxes	234	243	460	482
Net income including noncontrolling interests	773	767	1,499	1,495
Less: Net income attributable to noncontrolling interests	30	36	66	81
Net income attributable to Colgate-Palmolive Company	$743	$731	$1,433	$1,414

Earnings per common share, basic	$0.92	$0.89	$1.77	$1.72

Earnings per common share, diluted	$0.91	$0.89	$1.76	$1.71

See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Condensed Consolidated Statements of Comprehensive Income
(Dollars in Millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net income including noncontrolling interests	$773	$767	$1,499	$1,495
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	200	(118)	313	(212)
Retirement plans and other retiree benefit adjustments	5	6	10	11
Gains (losses) on cash flow hedges	(10)	2	(21)	2
Total Other comprehensive income (loss), net of tax	195	(110)	302	(199)
Total Comprehensive income including noncontrolling interests	968	657	1,801	1,296
Less: Net income attributable to noncontrolling interests	30	36	66	81
Less: Cumulative translation adjustments attributable to noncontrolling interests	2	(1)	4	(8)
Total Comprehensive income attributable to noncontrolling interests	32	35	70	73
Total Comprehensive income attributable to Colgate-Palmolive Company	$936	$622	$1,731	$1,223
See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Condensed Consolidated Balance Sheets
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

	June 30, 2025	December 31, 2024
Assets
Current Assets
Cash and cash equivalents	$1,215	$1,096
Receivables (net of allowances of $95 and $85, respectively)	1,773	1,521
Inventories	2,120	1,987
Other current assets	888	713
Total current assets	5,996	5,317
Property, plant and equipment:
Cost	10,665	10,127
Less: Accumulated depreciation	(6,136)	(5,705)
Property, plant and equipment, net	4,529	4,422
Goodwill	3,696	3,272
Other intangible assets, net	1,904	1,756
Deferred income taxes	218	195
Other assets	1,127	1,084
Total assets	$17,470	$16,046
Liabilities and Shareholders’ Equity
Current Liabilities
Debt payable within one-year	$1,614	$660
Accounts payable	1,790	1,805
Accrued income taxes	321	403
Other accruals	3,050	2,891
Total current liabilities	6,775	5,759
Long-term debt	7,144	7,289
Deferred income taxes	279	343
Other liabilities	2,220	2,111
Total liabilities	16,418	15,502
Shareholders’ Equity
Common stock, $1 par value (2,000,000,000 shares authorized, 1,465,706,360 shares issued)	1,466	1,466
Additional paid-in capital	4,246	4,181
Retained earnings	26,735	26,145
Accumulated other comprehensive income (loss)	(3,924)	(4,222)
Treasury stock, at cost	(27,821)	(27,358)
Total Colgate-Palmolive Company shareholders’ equity	702	212
Noncontrolling interests	350	332
Total equity	1,052	544
Total liabilities and equity	$17,470	$16,046
See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Condensed Consolidated Statements of Cash Flows
(Dollars in Millions)
(Unaudited)

	Six Months Ended
	June 30,
	2025	2024
Operating Activities
Net income including noncontrolling interests	$1,499	$1,495
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operations:
Depreciation and amortization	299	307
ERISA litigation matter	65	—
Restructuring and termination benefits, net of cash	(13)	48
Stock-based compensation expense	55	43
Deferred income taxes	(17)	(92)
Cash effects of changes in:
Receivables	(152)	(309)
Inventories	3	(17)
Accounts payable and other accruals	(248)	194
Other non-current assets and liabilities	(7)	2
Net cash provided by (used in) operations	1,484	1,671
Investing Activities
Capital expenditures	(232)	(243)
Purchases of marketable securities and investments	(384)	(243)
Proceeds from sale of marketable securities and investments	350	178
Payment for acquisition, net of cash acquired	(293)	—
Other investing activities	(1)	4
Net cash provided by (used in) investing activities	(560)	(304)
Financing Activities
Short-term borrowing (repayment) less than 90 days, net	(30)	736
Principal payments of debt	(139)	(500)
Proceeds from issuance of debt	497	2
Dividends paid	(880)	(867)
Purchases of treasury shares	(516)	(989)
Proceeds from exercise of stock options	65	455
Other financing activities	136	(43)
Net cash provided by (used in) financing activities	(867)	(1,206)
Effect of exchange rate changes on Cash and cash equivalents	62	(17)
Net increase (decrease) in Cash and cash equivalents	119	144
Cash and cash equivalents at beginning of the period	1,096	966
Cash and cash equivalents at end of the period	$1,215	$1,110
Supplemental Cash Flow Information
Income taxes paid	$530	$505
Interest paid	$137	$161

See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in Millions)
(Unaudited)

Three Months Ended June 30, 2025
	Colgate-Palmolive Company Shareholders’ Equity
	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)(1)	Noncontrolling Interests
Balance, March 31, 2025	$1,466	$4,202	$(27,602)	$26,413	$(4,116)	$370
Net income	—	—	—	743	—	30
Other comprehensive income (loss), net of tax	—	—	—	—	193	2
Dividends ($0.52 per share)	—	—	—	(421)	—	(53)
Stock-based compensation expense	—	32	—	—	—	—
Shares issued for stock options	—	11	14	—	—	—
Shares issued for restricted stock units	—	(1)	1	—	—	—
Treasury stock acquired	—	—	(232)	—	—	—
Other	—	2	(2)	—	(1)	1
Balance, June 30, 2025	$1,466	$4,246	$(27,821)	$26,735	$(3,924)	$350

Three Months Ended June 30, 2024
	Colgate-Palmolive Company Shareholders’ Equity
	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)(1)	Noncontrolling Interests
Balance, March 31, 2024	$1,466	$3,962	$(26,343)	$25,164	$(4,019)	$387
Net income	—	—	—	731	—	36
Other comprehensive income (loss), net of tax	—	—	—	—	(109)	(1)
Dividends ($0.50 per share)	—	—	—	(409)	—	(63)
Stock-based compensation expense	—	24	—	—	—	—
Shares issued for stock options	—	48	87	—	—	—
Shares issued for restricted stock units	—	(1)	1	—	—	—
Treasury stock acquired	—	—	(480)	—	—	—
Other	—	2	(1)	—	—	—
Balance, June 30, 2024	$1,466	$4,035	$(26,736)	$25,486	$(4,128)	$359
(1) Accumulated other comprehensive income (loss) includes cumulative translation losses of $3,378 at June 30, 2025 ($3,555 at June 30, 2024) and $3,575 at March 31, 2025 ($3,438 at March 31, 2024), respectively, and unrecognized retirement plan and other retiree benefits costs of $595 at June 30, 2025 ($636 at June 30, 2024) and $600 at March 31, 2025 ($643 at March 31, 2024), respectively.

See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in Millions)
(Unaudited)

Six Months Ended June 30, 2025
	Colgate-Palmolive Company Shareholders’ Equity
	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)(1)	Noncontrolling Interests
Balance, December 31, 2024	$1,466	$4,181	$(27,358)	$26,145	$(4,222)	$332
Net income	—	—	—	1,433	—	66
Other comprehensive income (loss), net of tax	—	—	—	—	298	4
Dividends ($1.04 per share)	—	—	—	(843)	—	(53)
Stock-based compensation expense	—	55	—	—	—	—
Shares issued for stock options	—	29	36	—	—	—
Shares issued for restricted stock units	—	(22)	22	—	—	—
Treasury stock acquired	—	—	(516)	—	—	—
Other	—	3	(5)	—	—	1
Balance, June 30, 2025	$1,466	$4,246	$(27,821)	$26,735	$(3,924)	$350

Six Months Ended June 30, 2024
	Colgate-Palmolive Company Shareholders’ Equity
	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)(1)	Noncontrolling Interests
Balance, December 31, 2023	$1,466	$3,808	$(26,017)	$25,289	$(3,937)	$348
Net income	—	—	—	1,414	—	81
Other comprehensive income (loss), net of tax	—	—	—	—	(191)	(8)
Dividends ($1.48 per share)*	—	—	—	(1,217)	—	(63)
Stock-based compensation expense	—	43	—	—	—	—
Shares issued for stock options	—	202	250	—	—	—
Shares issued for restricted stock units	—	(22)	22	—	—	—
Treasury stock acquired	—	—	(989)	—	—	—
Other	—	4	(2)	—	—	1
Balance, June 30, 2024	$1,466	$4,035	$(26,736)	$25,486	$(4,128)	$359
(1) Accumulated other comprehensive income (loss) includes cumulative translation losses of $3,378 at June 30, 2025 ($3,555 at June 30, 2024) and $3,687 at December 31, 2024 ($3,351 at December 31, 2023), respectively, and unrecognized retirement plan and other retiree benefits costs of $595 at June 30, 2025 ($636 at June 30, 2024) and $605 at December 31, 2024 ($647 at December 31, 2023), respectively.
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

3.    Recent Accounting Pronouncements and Disclosure Rules

In May 2025, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2025-04, “Compensation—Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer.” This ASU clarifies the accounting treatment of share-based compensation payable to a customer. This guidance is effective for the Company for fiscal years beginning after December 15, 2026 and is not expected to have an impact on the Company’s Consolidated Financial Statements.

In May 2025, the FASB issued ASU No. 2025-03, “Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity.” This ASU clarifies the guidance regarding the identification of the accounting acquirer in a business combination in which the legal acquiree is a variable interest entity. This guidance is effective for the Company for fiscal years beginning after December 15, 2026 and is not expected to have an impact on the Company’s Consolidated Financial Statements.

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

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

4. Acquisitions

On April 30, 2025, the Company acquired Care TopCo Pty Ltd, the owner of the Prime100 pet food business, for cash consideration of AU $471 (approximately $301). This acquisition provides the Company’s Hill’s Pet Nutrition segment with an entry into the fast-growing fresh pet food category in Australia. The acquisition was financed with a combination of debt and cash and was accounted for as a business combination in accordance with ASC 805.

The total purchase price of $301 has been allocated to the net assets acquired based on their respective estimated fair values as follows:

Cash	$8
Other current assets	12
Property, plant and equipment	13
Other assets	4
Other intangible assets	58
Goodwill	214
Total liabilities	(8)
Fair value of net assets acquired	$301
Goodwill of $214 was allocated to the Hill's Pet Nutrition segment. The Company expects that goodwill will be deductible for tax purposes. Other intangible assets acquired include trademarks, customer relationships and product formulations, which have useful lives ranging from five to 15 years.
The preliminary estimates of the fair value of identifiable assets acquired and liabilities assumed are subject to revisions, which may result in adjustments to the preliminary values discussed above. The Company expects to finalize the purchase price allocation no later than the second quarter of 2026.
Pro forma results of operations have not been presented as the impact on the Company’s Consolidated Financial Statements is not material.

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

5.    Restructuring and Related Implementation Charges

On July 31, 2025, the Company’s Board of Directors approved a new three-year productivity program to drive future growth and support the Company’s 2030 strategy (the "Productivity Program"). The program includes initiatives to better align the Company’s organizational structure to support its strategic initiatives, optimize the Company’s global supply chain to drive agility and efficiencies and simplify and streamline its organizational structure to reduce overhead costs. The Productivity Program is projected to result in cumulative pre-tax charges, once all initiatives are approved and implemented, totaling between $200 and $300 over the course of the three-year program. It is expected that substantially all charges resulting from the Productivity Program will be incurred by December 31, 2028.

2022 Global Productivity Initiative

The Company’s prior targeted productivity program (the “2022 Global Productivity Initiative”) concluded on December 31, 2024. The 2022 Global Productivity Initiative resulted in the reallocation of resources towards the Company’s strategic priorities and faster growth businesses, efficiencies in the Company’s operations and the streamlining of its supply chain to reduce structural costs.

For the six months ended June 30, 2024, charges resulting from the 2022 Global Productivity Initiative are reflected in the income statement as follows:

2024
Gross Profit	$9
Selling, general and administrative expenses	3
Other (income) expense, net	51
Total 2022 Global Productivity Initiative charges, pretax	$63

Total 2022 Global Productivity Initiative charges, aftertax	$53

Restructuring and related implementation charges were recorded in the Corporate segment as these initiatives were predominantly centrally directed and controlled and were not included in internal measures of segment operating performance.

The following table summarizes the activity for the restructuring accrual:

	Six Months Ended June 30, 2025
	Employee-Related Costs	Other	Total
Balance at December 31, 2024	34	10	$44
Cash payments	(10)	(3)	(13)
Foreign exchange	5	—	5
Balance at June 30, 2025	$29	$7	$36

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

6.    Inventories

Inventories by major class were as follows:

	June 30, 2025	December 31, 2024
Raw materials and supplies	$643	$631
Work-in-process	53	46
Finished goods	1,538	1,431
Total Inventories, net	$2,234	$2,108
Non-current inventory, net	$(114)	$(121)
Current Inventories, net	$2,120	$1,987

7.    Earnings Per Share

For the three months ended June 30, 2025 and 2024, earnings per share were as follows:

	Three Months Ended
	June 30, 2025			June 30, 2024
	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share
Basic EPS	$743	810.2	$0.92	$731	819.7	$0.89
Stock options and restricted stock units		3.1			4.0
Diluted EPS	$743	813.3	$0.91	$731	823.7	$0.89

For the three months ended June 30, 2025 and 2024, the average number of stock options and restricted stock units that were anti-dilutive and not included in diluted earnings per share calculations were 961,806 and 14,865, respectively.
For the six months ended June 30, 2025 and 2024, earnings per share were as follows:

	Six Months Ended
	June 30, 2025			June 30, 2024
	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share
Basic EPS	$1,433	811.2	$1.77	$1,414	821.3	$1.72
Stock options and restricted stock units		3.0			3.6
Diluted EPS	$1,433	814.2	$1.76	$1,414	824.9	$1.71
For the six months ended June 30, 2025 and 2024, the average number of stock options and restricted stock units that were anti-dilutive and not included in diluted earnings per share calculations were 957,164 and 23,044, respectively.
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

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

8.    Other Comprehensive Income (Loss)

Additions to and reclassifications out of Accumulated other comprehensive income (loss) attributable to the Company for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cumulative translation adjustments:
Cumulative translation adjustments, pre-tax	$136	$(94)	$211	$(165)
Tax amounts	62	(23)	98	(39)
Cumulative translation adjustments, net of tax	198	(117)	309	(204)
Pension and other benefits:
Net actuarial gain (loss), prior service costs and settlements during the period	—	—	1	(1)
Amortization of net actuarial loss (gain), transition and prior service costs(1)	7	6	13	15
Retirement Plan and other retiree benefit adjustments, pre-tax	7	6	14	14
Tax amounts	(2)	—	(4)	(3)
Retirement Plan and other retiree benefit adjustments, net of tax	5	6	10	11
Cash flow hedges:
Gains (losses) on cash flow hedges, pre-tax	(13)	2	(27)	2
Tax amounts	3	—	6	—
Gains (losses) on cash flow hedges, net of tax	(10)	2	(21)	2
Total Other comprehensive income (loss), net of tax	$193	$(109)	$298	$(191)
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

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

9.    Retirement Plans and Other Retiree Benefits

Components of Net periodic benefit cost for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,
	Pension Benefits				Other Retiree Benefits
	United States		International
	2025	2024	2025	2024	2025	2024
Service cost	$—	$—	$5	$5	$1	$2
Interest cost	23	24	8	7	9	11
Expected return on plan assets	(18)	(20)	(6)	(6)	—	—
Amortization of actuarial loss (gain)	9	11	1	—	(3)	(5)
Net periodic benefit cost	$14	$15	$8	$6	$7	$8

	Six Months Ended June 30,
	Pension Benefits				Other Retiree Benefits
	United States		International
	2025	2024	2025	2024	2025	2024
Service cost	$—	$—	$9	$8	$3	$4
Interest cost	47	47	16	15	18	19
Expected return on plan assets	(37)	(39)	(12)	(13)	—	—
Amortization of actuarial loss (gain)	18	21	2	2	(7)	(8)
Net periodic benefit cost	$28	$29	$15	$12	$14	$15
ERISA litigation matter(1)	50	—	—	—	—	—
Total pension cost	$78	$29	$15	$12	$14	$15
(1) Refer to Note 10, Contingencies for information regarding the ERISA litigation matter.

For the six months ended June 30, 2025 and 2024, the Company made contributions to its U.S postretirement plans of $11 and $0, respectively. The Company’s U.S. postretirement plans will require additional immaterial cash contributions during the remainder of 2025.

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

The Brazilian internal revenue authority has disallowed interest deductions and foreign exchange losses taken by the Company’s Brazilian subsidiary for certain years in connection with the financing of the Kolynos acquisition. The tax assessments with interest, penalties and any court-mandated fees, at the current exchange rate, are approximately $108. This amount includes additional assessments received from the Brazilian internal revenue authority in April 2016 relating to net operating loss carryforwards used by the Company’s Brazilian subsidiary to offset taxable income that had also been deducted from the authority’s original assessments. The Company has been disputing the disallowances by appealing the assessments since October 2001.

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

In December 2005, the Brazilian internal revenue authority issued to the Company’s Brazilian subsidiary a tax assessment with interest and any court-mandated fees of approximately $26, at the current exchange rate, based on a claim that certain purchases of U.S. Treasury bills by the subsidiary and their subsequent disposition during the period 2000 to 2001 were subject to a tax on foreign exchange transactions. The Company had been disputing the assessment within the internal revenue authority’s administrative appeals process. However, in November 2015, the Superior Chamber of Administrative Tax Appeals denied the Company’s final administrative appeal, and the Company has filed a lawsuit in the Brazilian federal court. In the event the Company is unsuccessful in this lawsuit, further appeals are available within the Brazilian federal courts. Although there can be no assurances, management believes, based on the opinion of its Brazilian legal counsel, that it has strong legal grounds to contest the tax assessment and that the Company should ultimately prevail. The Company is challenging this assessment vigorously. In addition, in April 2024, based upon changes in Brazilian tax law, the Company filed a petition in this matter requesting that the penalty portion of the claim be removed. The Brazilian tax authority agreed with the Company’s position and, in March 2025, reduced its claim in this matter.

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

As of June 30, 2025, there were 384 individual cases pending against the Company in state and federal courts throughout the United States, as compared to 349 cases as of March 31, 2025 and 308 cases as of December 31, 2024. During the three months ended June 30, 2025, 62 new cases were filed and 27 cases were resolved by voluntary dismissal or settlement. During the six months ended June 30, 2025, 115 new cases were filed and 39 cases were resolved by voluntary dismissal, settlement or dismissal by the court. The value of the settlements in the periods presented was not material, either individually or in the aggregate, to such periods’ results of operations. In March 2024, one case resulted in a jury verdict in favor of the Company after a trial. Plaintiffs appealed the jury’s verdict, and in the three months ended June 30, 2025, the parties reached a settlement of the matter for an amount that was not material.

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

Following the Second Circuit decisions, the Company recorded charges to earnings of $267 in the quarter ended March 31, 2023 and $65 in the quarter ended March 31, 2025 to reflect the then current estimated increase in pension plan liability and other related costs. In the three months ended June 30, 2025, the parties agreed to a settlement in principle to fully resolve the litigation, which is subject to court approval, in an amount equal to the previously recorded charges. The litigation resulted in an increase in the obligations of the Retirement Plan and, based on the current funded status of the Retirement Plan, will require immaterial cash contributions by the Company in 2025.

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

Corporate Operating profit (loss) for the three months ended June 30, 2025 included acquisition-related costs of $9. Corporate Operating profit (loss) for the three months ended June 30, 2024 included charges resulting from the 2022 Global Productivity Initiative of $27.

Corporate Operating profit (loss) for the six months ended June 30, 2025 included charges resulting from the ERISA litigation matter of $15 and acquisition-related costs of $9. Corporate Operating profit (loss) for the six months ended June 30, 2024 included charges resulting from the 2022 Global Productivity Initiative of $63.

The Company’s net sales, significant segment expenses and operating profit, by reportable segment were:

	Three Months Ended June 30, 2025
	Net sales	Cost of Sales	Selling, general and administrative expenses	Other (income) expense, net (1)	Operating Profit
Reportable Segments
Oral, Personal and Home Care
North America	$1,027	$403	$417	$13	$194
Latin America	1,207	527	318	(6)	367
Europe	738	275	272	7	184
Asia Pacific	687	265	242	(7)	187
Africa/Eurasia	295	117	110	3	65
Total Oral, Personal and Home Care	3,954				997
Pet Nutrition	1,157	462	430	—	264
Reconciliation with Total Company Operating Profit
Corporate					(181)
Total	$5,110				$1,080
Note: Table may not sum due to rounding.
(1) Other (income) expense, net primarily includes amortization of intangible assets and equity income.

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

	Six Months Ended June 30, 2025
	Net sales	Cost of Sales	Selling, general and administrative expenses	Other (income) expense, net (1)	Operating Profit
Reportable Segments
Oral, Personal and Home Care
North America	$2,025	$780	$832	$23	$390
Latin America	2,350	1,014	633	(13)	715
Europe	1,427	532	526	14	356
Asia Pacific	1,378	526	481	(15)	385
Africa/Eurasia	566	221	216	7	122
Total Oral, Personal and Home Care	7,746				1,968
Pet Nutrition	2,275	899	852	1	523
Reconciliation with Total Company Operating Profit
Corporate					(334)
Total	$10,021				$2,156
Note: Table may not sum due to rounding.
(1) Other (income) expense, net primarily includes amortization of intangible assets and equity income.

	Three Months Ended June 30, 2024
	Net sales	Cost of Sales	Selling, general and administrative expenses	Other (income) expense, net (1)	Operating Profit
Reportable Segments
Oral, Personal and Home Care
North America	$1,037	$396	$426	$3	$213
Latin America	1,267	504	353	(6)	417
Europe	685	258	251	7	169
Asia Pacific	682	260	232	(6)	195
Africa/Eurasia	273	105	103	1	64
Total Oral, Personal and Home Care	3,944				1,058
Pet Nutrition	1,114	459	420	1	235
Reconciliation with Total Company Operating Profit
Corporate					(201)
Total	$5,058				$1,092
Note: Table may not sum due to rounding.
(1) Other (income) expense, net primarily includes amortization of intangible assets and equity income.

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

	Six Months Ended June 30, 2024
	Net sales	Cost of Sales	Selling, general and administrative expenses	Other (income) expense, net (1)	Operating Profit
Reportable Segments
Oral, Personal and Home Care
North America	$2,073	$786	$845	$15	$427
Latin America	2,520	1,005	698	(5)	822
Europe	1,358	525	497	15	321
Asia Pacific	1,408	544	474	(13)	402
Africa/Eurasia	549	211	202	6	130
Total Oral, Personal and Home Care	7,908				2,102
Pet Nutrition	2,216	941	833	10	433
Reconciliation with Total Company Operating Profit
Corporate					(397)
Total	$10,124				$2,139
Note: Table may not sum due to rounding.
(1) Other (income) expense, net primarily includes amortization of intangible assets and equity income.

The Company’s Net sales of Oral, Personal and Home Care and Pet Nutrition products accounted for the following percentages of the Company’s Net sales:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net sales
Oral Care	43%	42%	44%	43%
Personal Care	18%	19%	17%	18%
Home Care	16%	17%	16%	17%
Pet Nutrition	23%	22%	23%	22%
Total Net sales	100%	100%	100%	100%

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

Capital expenditures and depreciation and amortization expense by segment were:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Capital expenditures
Oral, Personal and Home Care
North America	$14	$13	$30	$21
Latin America	21	25	50	46
Europe	12	13	20	20
Asia Pacific	19	10	32	19
Africa/Eurasia	2	1	4	3
Total Oral, Personal and Home Care	68	62	136	109
Pet Nutrition	22	31	43	84
Corporate	18	24	53	50
Total Capital expenditures	$108	$117	$232	$243

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Depreciation and amortization
Oral, Personal and Home Care
North America	$30	$32	$60	$63
Latin America	27	26	51	53
Europe	16	16	32	32
Asia Pacific	20	20	40	40
Africa/Eurasia	2	2	4	4
Total Oral, Personal and Home Care	95	96	187	192
Pet Nutrition	31	37	63	67
Corporate	25	24	49	48
Total Depreciation and amortization	$151	$157	$299	$307

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

The Company is exposed to market risk from foreign currency exchange rates, interest rates and commodity price fluctuations. Volatility relating to these exposures is managed on a global basis by utilizing a number of techniques, including working capital management, sourcing strategies, selling price increases, selective borrowings in local currencies and entering into selective derivative instrument transactions, issued with standard features, in accordance with the Company’s treasury and risk management policies, which prohibit the use of derivatives for speculative purposes and leveraged derivatives for any purpose. The Company’s policy is to enter into derivative instrument contracts with terms that match the underlying exposure being hedged.

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

The following table summarizes the fair value of the Company’s derivative instruments and other financial instruments which are carried at fair value in the Company’s Condensed Consolidated Balance Sheets at June 30, 2025 and December 31, 2024:

	Assets			Liabilities
	Account	Fair Value		Account	Fair Value
Designated derivative instruments		June 30, 2025	December 31, 2024		June 30, 2025	December 31, 2024
Foreign currency contracts	Other current assets	$35	$33	Other accruals	$40	$22
Commodity contracts	Other current assets	—	—	Other accruals	1	1
Total designated		$35	$33		$41	$23

Other financial instruments
Marketable securities	Other current assets	$197	$160
Total other financial instruments		$197	$160

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

The carrying amount of cash, cash equivalents, marketable securities, accounts receivable and short-term debt approximated fair value as of June 30, 2025 and December 31, 2024. The estimated fair value of the Company’s total debt as of June 30, 2025 and December 31, 2024 was $8,276 and $7,441, respectively, and the related carrying value was $8,758 and $7,949, respectively. In April 2025, the Company issued $500 of five-year Senior Notes at a fixed coupon rate of 4.200%. The estimated fair value of long-term debt was derived principally from quoted prices on the Company’s outstanding fixed-term notes (Level 2 valuation).

The following tables present the notional values as of:

	June 30, 2025
	Foreign Currency Contracts	Foreign Currency Debt	Commodity Contracts	Total
Fair Value Hedges	$2,030	$—	$—	$2,030
Cash Flow Hedges	1,080	—	14	1,094
Net Investment Hedges	416	4,128	—	4,544

	December 31, 2024
	Foreign Currency Contracts	Foreign Currency Debt	Commodity Contracts	Total
Fair Value Hedges	$1,669	$—	$—	$1,669
Cash Flow Hedges	1,023	—	18	1,041
Net Investment Hedges	289	3,750	—	4,039

The following table presents the location and amount of gain (loss) on fair value hedges recognized in the Company’s Condensed Consolidated Statements of Income for three and six months ended June 30, 2025:

		Gain (Loss) Recognized in Income
	Location of Gain (Loss) Recognized in Income	Three Months Ended June 30,		Six Months Ended June 30,
		2025	2024	2025	2024
Hedging instruments:
Foreign currency contracts	Selling, general and administrative expenses	$84	$(1)	$129	$(22)
Total gain (loss) on fair value hedges		$84	$(1)	$129	$(22)

The amount of gain (loss) recognized in income and Accumulated Other Comprehensive Income (AOCI) associated with cash flow hedges did not have a material impact on the Company’s Condensed Consolidated Financial Statements during the three and six months ended June 30, 2025 and 2024.

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

The following table presents the amount of gain (loss) on net investment hedges recognized in the Company’s AOCI:

	Gain (Loss) Recognized in AOCI
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Hedging instruments:
Foreign currency contracts	$(22)	$22	$(29)	$24
Foreign currency debt	(348)	28	(515)	134
Total gain (loss) on net investment hedges	$(370)	$50	$(544)	$158

13. Supplier Finance Program

The Company has agreements to provide supplier finance programs which facilitate participating suppliers’ ability to finance payment obligations of the Company with designated third-party financial institutions. Participating suppliers may, at their sole discretion, elect to finance one or more payment obligations of the Company prior to their scheduled due dates at a discounted price to participating financial institutions. The Company’s obligations to its suppliers, including amounts due and scheduled payment dates, are not impacted by suppliers’ decisions to finance amounts under these arrangements. The outstanding payment obligations under the Company’s supplier finance programs are included in Accounts Payable in the Condensed Consolidated Balance Sheets and were not material as of June 30, 2025 or December 31, 2024.

14. Income Taxes

The effective income tax rate was 23.2% for the second quarter of 2025 as compared to 24.1% for the second quarter of 2024. The quarterly provision for income taxes is determined based on the Company’s estimated full year effective income tax rate adjusted by the amount of tax attributable to infrequent or unusual items that are separately recognized on a discrete basis in the income tax provision in the quarter in which they occur. The Company’s current estimate of its full year effective income tax rate before discrete period items is 23.5% as compared to 24.3% in the comparable period of 2024.

On July 4, 2025, new U.S. tax legislation was signed into law (known as the “One Big Beautiful Bill Act” or “OBBBA”), which makes permanent many of the tax provisions enacted in 2017 as part of the Tax Cuts and Jobs Act that were set to expire at the end of 2025. In addition, the OBBBA makes changes to certain U.S. corporate tax provisions, many of which are generally not effective until 2026. The Company is currently evaluating the impact of the OBBBA, but does not expect it will have a material impact on its Consolidated Financial Statements.
In the third quarter of 2023, the Internal Revenue Service (the “IRS”) issued a notice giving taxpayers temporary relief from the effects of certain U.S. tax regulations that were issued in December 2021 and place greater restrictions on foreign taxes that are creditable against U.S. taxes on foreign source income. This notice allowed taxpayers to defer the application of these new regulations through the end of 2023. In December 2023, the IRS issued further guidance modifying this temporary relief period to the date that a notice or other guidance withdrawing or modifying the temporary relief is issued. The Company will recognize the impact, if any, in the period in which the temporary relief is withdrawn or modified.

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

The Company has ongoing federal, state and international income tax audits in various jurisdictions and evaluates uncertain tax positions that may be challenged by local tax authorities and not fully sustained. All U.S. federal income tax returns through December 31, 2013 have been audited by the IRS and there are limited matters which the Company plans to appeal for years 2010 through 2013. One such matter relates to the IRS assessment of taxes on the Company by imputing income on certain activities within one of our international operations, which is also under audit for the years 2014 through 2018. There were U.S. Tax Court rulings during 2023 in favor of the IRS against unrelated third parties on similar matters. Despite the U.S. Tax Court rulings, the Company continues to believe that the tax assessment against the Company is without merit. While there can be no assurances, the Company believes this matter will ultimately be decided in favor of the Company. The amount of tax plus interest for the years 2010 through 2018 is estimated to be approximately $160, which is not included in the Company’s uncertain tax positions. In May 2024, the IRS initiated an audit for the years 2019 through 2021.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was enacted, which among other things, implements a 15% minimum tax on book income of certain large corporations effective for years beginning after December 31, 2022. Subsequent to enactment, the U.S. Treasury Department and IRS released proposed regulations relating principally to this 15% minimum tax. Based on the Company’s analysis, these proposed regulations have not had and, if finalized in their current form, are not expected to have an impact on the Company’s Consolidated Financial Statements. However, the Company will continue to evaluate any additional guidance and clarification that becomes available.

Additionally, on December 15, 2022, the 27 member states of the European Union (“EU”) reached an agreement on a minimum level of taxation for certain large corporations to pay a minimum corporate tax rate of 15% in every jurisdiction in which they operate. This agreement, which is known as the Minimum Tax Directive (part of the “Pillar II Model Rules”), was supposed to be transposed into the laws of all EU member states by December 31, 2023. Most member states complied, while some were granted extensions of time. In addition, many other jurisdictions outside the EU have implemented a similar minimum tax regime consistent with the policy of the Pillar II Model Rules. Detailed regulations of these minimum tax regimes are still being considered in certain countries and, in some cases, enactment and timing is still uncertain. Based on current legislation and available guidance, apart from a significant additional compliance burden, Pillar II did not have a material impact on the Company’s Consolidated Financial Statements as of June 30, 2025 and the Company does not believe it will have a material impact going forward. However, as these rules and related regulations are revised and implemented, the Company will evaluate the impact, if any, on its Consolidated Financial Statements.

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

On an ongoing basis, management focuses on a variety of key indicators to monitor business health and performance. These indicators include net sales (including volume, pricing and foreign exchange components), organic sales growth (net sales growth excluding the impact of foreign exchange, acquisitions and divestments), a non-GAAP financial measure, and gross profit margin, selling, general and administrative expenses, operating profit, net income and earnings per share, in each case on a GAAP and a non-GAAP basis, as well as measures used to optimize the management of working capital, capital expenditures, cash flow and return on capital. In addition, we review market share, household penetration and other data to assess how our brands are performing within their categories on a global and regional basis. The monitoring of these indicators and our Code of Conduct and corporate governance practices help to maintain business health and strong internal controls. For additional information regarding non-GAAP financial measures and the Company’s use of market share data and the limitations of such data, see “Non-GAAP Financial Measures” and “Market Share Information” below.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Global Trade Relations

In 2025, the United States issued executive orders imposing tariffs on imports from various countries, including China. The effectiveness of some of the announced tariffs has been delayed, but some have taken effect, including some of the tariffs on goods imported from China. The announced tariffs are subject to litigation and certain of the announced tariffs are the subject of ongoing negotiation between the United States and various countries. In some cases, countries have responded to the United States’ tariffs by imposing reciprocal tariffs. The tariffs, to the extent they are in effect, have the effect of increasing the costs to manufacture and/or distribute certain of our products in certain geographies. We expect this to contribute to inflationary pressures, geopolitical tensions, macroeconomic and market volatility and uncertainty for consumers. This will likely impact the cost of and consumer demand for our products, including as a result of potential pricing actions we might have to take to mitigate increased costs. For additional information, see “Outlook” below.

The War in Ukraine

The war in Ukraine, and the related geopolitical tensions, have had and continue to have a significant impact on our operations in Ukraine and Russia, though it has not been material to our Consolidated Financial Statements. We have no manufacturing facilities in Russia. For the six months ended June 30, 2025, our business in the Eurasia region constituted approximately 1% of our consolidated net sales and consolidated operating profit. We have experienced, and expect to continue to experience, risks related to the impact of the war in Ukraine, including increases in the costs and, in certain cases, limitations on the availability of certain raw and packaging materials and commodities (including oil and natural gas), supply chain and logistics challenges, import restrictions, foreign currency volatility and reputational concerns. We also have faced and continue to face challenges to our ability to repatriate cash from Russia and identify banking partners to support our Russian operations and we may face challenges to our ability to protect our assets in Russia. We also continue to monitor the impact of sanctions, export controls and import restrictions.

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

On July 31, 2025, the Company’s Board of Directors approved a new three-year productivity program to drive future growth and support the Company’s 2030 strategy (the "Productivity Program"). The program includes initiatives to better align the Company’s organizational structure to support its strategic initiatives, optimize the Company’s global supply chain to drive agility and efficiencies and simplify and streamline its organizational structure to reduce overhead costs. The Productivity Program is projected to result in cumulative pre-tax charges, once all initiatives are approved and implemented, totaling between $200 and $300 over the course of the three-year program. It is expected that substantially all charges resulting from the Productivity Program will be incurred by December 31, 2028.

Significant Items Impacting Comparability

On April 30, 2025, the Company acquired Care TopCo Pty Ltd, the owner of the Prime100 pet food business, for cash consideration of AU $471 (approximately $301). This acquisition provides the Company’s Hill’s Pet Nutrition segment with an entry into the fast-growing fresh pet food category in Australia. Refer to Note 4, Acquisitions to the Condensed Consolidated Financial Statements for additional information.

During the quarter ended March 31, 2025, the Company recorded a charge of $65 following a decision of the United States Court of Appeals for the Second Circuit affirming the ruling of the United States District Court for the Southern District of New York (the “District Court”) on certain calculation issues related to the District Court’s earlier grant of summary judgment to the plaintiffs in a lawsuit under the Employee Retirement Income Security Act (“ERISA”), seeking the recalculation of benefits and other relief associated with a 2005 residual annuity amendment to the Colgate-Palmolive Company Employees’ Retirement Income Plan (the “Retirement Plan”). The decision resulted in an increase in the obligations of the Retirement Plan. In the three months ended June 30, 2025, the parties agreed to a settlement in principle to fully resolve the litigation, which is subject to court approval, in an amount equal to the previously recorded charges. See Note 10, Contingencies to the Condensed Consolidated Financial Statements for additional information.

Our prior targeted productivity program, known as the “2022 Global Productivity Initiative,” concluded on December 31, 2024. The 2022 Global Productivity Initiative resulted in the reallocation of resources towards our strategic priorities and faster growth businesses, efficiencies in our operations and the streamlining of our supply chain to reduce structural costs. In the six months ended June 30, 2024, we incurred pretax costs of $63 (aftertax costs of $53) resulting from the 2022 Global Productivity Initiative. See Note 5, Restructuring and Related Implementation Charges to the Condensed Consolidated Financial Statements for additional information.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Outlook

Looking forward, we expect global macroeconomic, political and market conditions to remain challenging, including as a result of inflation, high interest rates, foreign currency volatility and developments in trade relations resulting from the imposition of (and the potential for additional) tariffs by the United States and other countries, contributing to uncertainty for consumers.

We expect recent developments in trade relations and the imposition of new and/or additional tariffs by the United States and other countries, including following the United States’ 2025 executive orders imposing tariffs on imports from various countries, including China, to continue to contribute to inflationary pressures, geopolitical tensions, macroeconomic and market volatility and uncertainty for consumers. This will likely impact the cost of and consumer demand for our products, including as a result of potential pricing actions we might have to take to mitigate increased costs. Based on our current analysis of the effects of the tariffs that have been announced and finalized as of July 31, 2025 (but not including tariffs that have been announced and delayed), we estimate incremental gross costs of approximately $75 in 2025. We are following the dynamic situation closely and continue to evaluate the impact on our business, results of operations, cash flows and financial condition. While we have made and will continue to make efforts to mitigate the impact of these and any additional tariffs imposed by the United States and/or other countries, they will likely impact the cost and availability of raw and packaging materials and the price of and/or consumer demand for our products.

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

Given that approximately two-thirds of our Net sales originate in markets outside the U.S., we have experienced and will likely continue to experience volatile foreign currency fluctuations, particularly in Argentina, Nigeria and Türkiye, which are considered hyper-inflationary economies.

We continue to experience higher raw and packaging material costs, including the impact of transactional foreign exchange. While we have taken, and will continue to take, measures to mitigate the effect of these conditions, such as our funding-the-growth and revenue growth management initiatives and the Productivity Program approved on July 31, 2025, in the current environment it may become increasingly difficult to implement certain of these mitigation strategies. Additionally, inflation has impacted the broader economy with consumers around the world facing widespread rising prices as well as high interest rates resulting from measures to address inflation. Should these conditions persist, they could adversely affect our future results.

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

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Results of Operations

Three Months

Worldwide Net sales were $5,110 in the second quarter of 2025, up 1.0% from the second quarter of 2024, due to net selling price increases of 2.0%, partially offset by negative foreign exchange of 1.0%, while volume was flat. The Prime100 acquisition contributed 0.2% to volume. Organic sales (Net sales excluding the impact of foreign exchange, acquisitions and divestments), a non-GAAP financial measure, increased 1.8% in the second quarter of 2025. A reconciliation of net sales growth to organic sales growth is provided under “Non-GAAP Financial Measures” below.

Net sales in the Oral, Personal and Home Care product segment were $3,954 in the second quarter of 2025, up 0.2% from the second quarter of 2024, due to net selling price increases of 1.7%, partially offset by negative foreign exchange of 1.5% while volume was flat. Organic sales in the Oral, Personal and Home Care product segment increased 1.7% in the second quarter of 2025.

The Company’s share of the global toothpaste market was 41.1% on a year-to-date basis, down 0.6 share points from the year ago period, and its share of the global manual toothbrush market was 32.4% on a year-to-date basis, up 0.4 share points from the year ago period. Year-to-date market shares in toothpaste were up in Europe, flat in Asia Pacific and Africa/Eurasia and down in North America and Latin America versus the comparable 2024 period. In the manual toothbrush category, year-to-date market shares were up in North America, Europe and Asia/Pacific and flat in Latin America and Africa/Eurasia versus the comparable 2024 period. For additional information regarding market shares, see “Market Share Information” below.

Net sales in the Hill’s Pet Nutrition segment were $1,157 in the second quarter of 2025, up 3.8% from the second quarter of 2024, due to volume growth of 0.1%, net selling price increases of 2.9% and positive foreign exchange of 0.8%. The Prime100 acquisition contributed 1.0% to volume. Organic sales in the Hill’s Pet Nutrition segment increased 2.0% in the second quarter of 2025, despite a negative impact from lower private label pet volume (310 bps).

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Gross Profit/Margin

Worldwide Gross profit increased to $3,069 in the second quarter of 2025 compared to $3,066 in the second quarter of 2024. Worldwide Gross profit in the second quarter of 2024 included charges resulting from the 2022 Global Productivity Initiative. Excluding these charges, Worldwide Gross profit decreased to $3,069 in the second quarter of 2025 compared to $3,075 in the second quarter of 2024, reflecting lower Gross profit margin of $37, partially offset by an increase of $31 resulting from higher Net sales.

Worldwide Gross profit margin decreased to 60.1% in the second quarter of 2025 from 60.6% in the second quarter of 2024. Excluding charges resulting from the 2022 Global Productivity Initiative in the second quarter of 2024, Gross profit margin decreased to 60.1% in the second quarter of 2025 from 60.8% in the second quarter of 2024. This decrease in Gross profit margin was due to significantly higher raw and packaging material costs (420 bps), partially offset by cost savings from the Company’s funding-the-growth initiatives (250 bps), higher pricing (80 bps) and favorable mix (20 bps).

	Three Months Ended June 30,
	2025	2024
Gross profit, GAAP	$3,069	$3,066
2022 Global Productivity Initiative	—	9
Gross profit, non-GAAP	$3,069	$3,075

	Three Months Ended June 30,
	2025	2024	Basis Point Change
Gross profit margin, GAAP	60.1%	60.6%	(50)
2022 Global Productivity Initiative	—%	0.2%
Gross profit margin, non-GAAP	60.1%	60.8%	(70)

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 1% to $1,963 in the second quarter of 2025 compared to $1,939 in the second quarter of 2024. Selling, general and administrative expenses in the second quarter of 2024 included charges resulting from the 2022 Global Productivity Initiative. Excluding these charges, Selling, general and administrative expenses increased 1% to $1,963 in the second quarter of 2025 compared to $1,937 in the second quarter of 2024, reflecting higher overhead expenses of $54, partially offset by decreased advertising investment of $28.

Selling, general and administrative expenses as a percentage of Net sales increased by 10 bps to 38.4% in the second quarter of 2025 as compared to 38.3% in the second quarter of 2024. This increase was due to higher overhead expenses (80 bps), partially offset by decreased advertising investment (70 bps), both as a percentage of Net sales. In the second quarter of 2025, advertising investment decreased as a percentage of Net sales to 13.3% from 14.0% in the second quarter of 2024, or 4% in absolute terms, to $678 as compared with $706 in the second quarter of 2024.

	Three Months Ended June 30,
	2025	2024
Selling, general and administrative expenses, GAAP	$1,963	$1,939
2022 Global Productivity Initiative	—	(2)
Selling, general and administrative expenses, non-GAAP	$1,963	$1,937

	Three Months Ended June 30,
	2025	2024	Basis Point Change
Selling, general and administrative expenses as a percentage of Net sales	38.4%	38.3%	10
Other (Income) Expense, Net
Other (income) expense, net was $26 and $35 in the second quarter of 2025 and 2024, respectively. Other (income) expense, net in the second quarter of 2025 included acquisition-related costs. Other (income) expense, net in the second quarter of 2024 included charges resulting from the 2022 Global Productivity Initiative. Excluding these items in both periods, as applicable, Other (income) expense, net was $17 in the second quarter of 2025 and $20 in the second quarter of 2024.

	Three Months Ended June 30,
	2025	2024
Other (income) expense, net, GAAP	$26	$35
Acquisition-related costs	(9)	—
2022 Global Productivity Initiative	—	(16)
Other (income) expense, net, non-GAAP	$17	$20
Note: Table may not sum due to rounding.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Operating Profit

Operating profit decreased 1% to $1,080 in the second quarter of 2025 from $1,092 in the second quarter of 2024. Operating profit in the second quarter of 2025 included acquisition-related costs. Operating profit in the second quarter of 2024 included charges resulting from the 2022 Global Productivity Initiative. Excluding these items in both periods, as applicable, Operating profit decreased 3% to $1,089 in the second quarter of 2025 from $1,118 in the second quarter of 2024.

Operating profit margin was 21.1% in the second quarter of 2025, a decrease of 50 bps compared to 21.6% in the second quarter of 2024. Excluding the items described above in both periods, as applicable, Operating profit margin was 21.3% in the second quarter of 2025, a decrease of 80 bps compared to 22.1% in the second quarter of 2024. This decrease in Operating profit margin was due to a decrease in Gross profit (70 bps) and an increase in Selling, general and administrative expenses (10 bps), both as a percentage of Net sales.

	Three Months Ended June 30,
	2025	2024	% Change
Operating profit, GAAP	$1,080	$1,092	(1)%
Acquisition-related costs	9	—
2022 Global Productivity Initiative	—	27
Operating profit, non-GAAP	$1,089	$1,118	(3)%
Note: Table may not sum due to rounding.

	Three Months Ended June 30,
	2025	2024	Basis Point Change
Operating profit margin, GAAP	21.1%	21.6%	(50)
Acquisition-related costs	0.2%	—%
2022 Global Productivity Initiative	—%	0.5%
Operating profit margin, non-GAAP	21.3%	22.1%	(80)

Non-Service Related Postretirement Costs

Non-service related postretirement costs were $23 and $22 in the second quarter of 2025 and 2024, respectively.

Interest Expense

Interest expense was $71 and $78 in the second quarter of 2025 and 2024, respectively.

Interest Income

Interest income was $21 and $18 in the second quarter of 2025 and 2024, respectively.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Net Income Attributable to Colgate-Palmolive Company and Earnings Per Share

Net income attributable to Colgate-Palmolive Company in the second quarter of 2025 increased to $743 from $731 in the second quarter of 2024, and Earnings per common share on a diluted basis increased to $0.91 per share in the second quarter of 2025 from $0.89 in the second quarter of 2024. Net income attributable to Colgate-Palmolive Company in the second quarter of 2025 included acquisition-related costs. Net income attributable to Colgate-Palmolive Company in the second quarter of 2024 included charges resulting from the 2022 Global Productivity Initiative.

Excluding the items described above in both periods, as applicable, Net income attributable to Colgate-Palmolive Company in the second quarter of 2025 remained flat at $750 versus $753 in the second quarter of 2024, and Earnings per common share on a diluted basis increased 1% to $0.92 in the second quarter of 2025 from $0.91 in the second quarter of 2024.

	Three Months Ended June 30, 2025
	Income Before Income Taxes	Provision For Income Taxes(1)	Net Income Including Noncontrolling Interests	Less: Income Attributable to Noncontrolling Interests	Net Income Attributable To Colgate-Palmolive Company	Diluted Earnings Per Share(2)
As Reported GAAP	$1,007	$234	$773	$30	$743	$0.91
Acquisition-related costs	9	2	7	—	7	0.01
Non-GAAP	$1,016	$236	$780	$30	$750	$0.92

	Three Months Ended June 30, 2024
	Income Before Income Taxes	Provision For Income Taxes(1)	Net Income Including Noncontrolling Interests	Less: Income Attributable to Noncontrolling Interests	Net Income Attributable To Colgate-Palmolive Company	Diluted Earnings Per Share(2)
As Reported GAAP	$1,010	$243	$767	$36	$731	$0.89
2022 Global Productivity Initiative	27	4	23	—	23	0.02
Non-GAAP	$1,036	$247	$789	$36	$753	$0.91
Note: Tables may not sum due to rounding
(1) The income tax effect on non-GAAP items is calculated based upon the tax laws and statutory income tax rates applicable in the tax jurisdiction(s) of the underlying non-GAAP adjustment.
(2) The impact of non-GAAP adjustments on diluted earnings per share may not necessarily equal the difference between “GAAP” and “non-GAAP” as a result of rounding.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Net Sales and Operating Profit by Segment

Oral, Personal and Home Care

North America

	Three Months Ended June 30,
	2025	2024	Change
Net sales	$1,027	$1,037	(1.0)%
Operating profit	$194	$213	(9)%
% of Net sales	18.9%	20.6%	(170)	bps
Net sales in North America decreased 1.0% in the second quarter of 2025 to $1,027, driven by volume declines of 0.4%, net selling price decreases of 0.5% and negative foreign exchange of 0.1%. Organic sales in North America decreased 0.9% in the second quarter of 2025. The organic sales decline was driven by the United States.

The decrease in organic sales in North America in the second quarter of 2025 versus the second quarter of 2024 was due to decreases in Home Care and Personal Care organic sales, partially offset by an increase in Oral Care organic sales. The decrease in Home Care was primarily due to an organic sales decline in the hand dish category. The decrease in Personal Care was primarily due to an organic sales decline in the skin health category. The increase in Oral Care was primarily due to organic sales growth in the toothpaste and manual toothbrush categories.

Operating profit in North America decreased 9% in the second quarter of 2025 to $194, or 170 bps to 18.9% as a percentage of Net sales. This decrease in Operating profit as a percentage of Net sales was due to a decrease in Gross profit (110 bps) and an increase in Other (income) expense, net (110 bps), partially offset by a decrease in Selling, general and administrative expenses (50 bps), all as a percentage of Net sales. This decrease in Gross profit was due to significantly higher raw and packaging material costs (280 bps) and lower pricing, partially offset by cost savings from the Company’s funding-the-growth initiatives (170 bps) and favorable mix (10 bps). This increase in Other (income) expense, net was primarily due to insurance recoveries in the second quarter of 2024. This decrease in Selling, general and administrative expenses was due to decreased advertising investment (120 bps), partially offset by higher overhead expenses (70 bps).

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Latin America

	Three Months Ended June 30,
	2025	2024	Change
Net sales	$1,207	$1,267	(4.8)%
Operating profit	$367	$417	(12)%
% of Net sales	30.4%	32.9%	(250)	bps
Net sales in Latin America decreased 4.8% in the second quarter of 2025 to $1,207, driven by negative foreign exchange of 8.2%, partially offset by volume growth of 0.4% and net selling price increases of 3.0%. Organic sales in Latin America increased 3.4% in the second quarter of 2025. Organic sales growth was led by Mexico and Argentina.

The increase in organic sales in Latin America in the second quarter of 2025 versus the second quarter of 2024 was primarily due to increases in Oral Care and Home Care organic sales. The increase in Oral Care was primarily due to organic sales growth in the toothpaste and manual toothbrush categories. The increase in Home Care was primarily due to organic sales growth in the fabric softener and surface cleaner categories.

Operating profit in Latin America decreased 12% in the second quarter of 2025 to $367, or 250 bps to 30.4% as a percentage of Net sales. This decrease in Operating profit as a percentage of Net sales was due to a decrease in Gross profit (400 bps), partially offset by a decrease in Selling, general and administrative expenses (150 bps), both as a percentage of Net sales. This decrease in Gross profit was due to significantly higher raw and packaging material costs (780 bps), partially offset by cost savings from the Company’s funding-the-growth initiatives (270 bps) and higher pricing. This decrease in Selling, general and administrative expenses was primarily due to decreased advertising investment (190 bps).

Europe

	Three Months Ended June 30,
	2025	2024	Change
Net sales	$738	$685	7.8%
Operating profit	$184	$169	9%
% of Net sales	25.0%	24.6%	40	bps

Net sales in Europe increased 7.8% in the second quarter of 2025 to $738, driven by positive foreign exchange of 5.7% and net selling price increases of 2.2%, partially offset by volume declines of 0.2%. Organic sales in Europe increased 2.0% in the second quarter of 2025. Organic sales growth was led by the United Kingdom.

The increase in organic sales in Europe in the second quarter of 2025 versus the second quarter of 2024 was primarily due to an increase in Oral Care organic sales. The increase in Oral Care was primarily due to organic sales growth in the toothpaste category.

Operating profit in Europe increased 9% in the second quarter of 2025 to $184, or 40 bps to 25.0% as a percentage of Net sales. This increase in Operating profit as a percentage of Net sales was primarily due to an increase in Gross profit (50 bps) as a percentage of Net sales. This increase in Gross profit was due to cost savings from the Company’s funding-the-growth initiatives (240 bps), higher pricing and favorable mix (30 bps), partially offset by significantly higher raw and packaging material costs (330 bps).

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Asia Pacific

	Three Months Ended June 30,
	2025	2024	Change
Net sales	$687	$682	0.8%
Operating profit	$187	$195	(4)%
% of Net sales	27.2%	28.7%	(150)	bps
Net sales in Asia Pacific increased 0.8% in the second quarter of 2025 to $687, driven by net selling price increases of 1.6% and positive foreign exchange of 0.9%, partially offset by volume decline of 1.6%. Organic sales in Asia Pacific were flat in the second quarter of 2025 with declines in India and the Greater China region offset by organic sales growth in the remaining Asia Pacific geographies.

Organic sales were flat in Oral, Personal and Home Care in the second quarter of 2025 versus the second quarter of 2024.

Operating profit in Asia Pacific decreased 4% in the second quarter of 2025 to $187, or 150 bps to 27.2% as a percentage of Net sales. This decrease in Operating profit as a percentage of Net sales was primarily due to an increase in Selling, general and administrative expenses (110 bps) as a percentage of Net sales. This increase in Selling, general and administrative expenses was due to increased advertising investment (70 bps) and higher overhead expenses (40 bps).

Africa/Eurasia

	Three Months Ended June 30,
	2025	2024	Change
Net sales	$295	$273	8.0%
Operating profit	$65	$64	1%
% of Net sales	22.0%	23.4%	(140)	bps
Net sales in Africa/Eurasia increased 8.0% in the second quarter of 2025 to $295, driven by volume growth of 4.3%, net selling price increases of 3.4% and positive foreign exchange of 0.2%. Organic sales in Africa/Eurasia increased 7.7% in the second quarter of 2025. Organic sales growth was broad based across the region.

The increase in organic sales in Africa/Eurasia in the second quarter of 2025 versus the second quarter of 2024 was due to increases in Oral Care, Home Care and Personal Care organic sales. The increase in Oral Care was primarily due to organic sales growth in the toothpaste category. The increase in Home Care was primarily due to organic sales growth in the fabric softener and bleach categories. The increase in Personal Care was primarily due to organic sales growth in the body wash category.

Operating profit in Africa/Eurasia increased 1% in the second quarter of 2025 to $65, while as a percentage of Net sales it decreased 140 bps to 22.0%. This decrease in Operating profit as a percentage of Net sales was primarily due to a decrease in Gross profit (120 bps) as a percentage of Net sales. This decrease in Gross profit was due to significantly higher raw and packaging material costs (360 bps) and unfavorable mix (50 bps), partially offset by cost savings from the Company’s funding-the-growth initiatives (170 bps) and higher pricing.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Hill’s Pet Nutrition

	Three Months Ended June 30,
	2025	2024	Change
Net sales	$1,157	$1,114	3.8%
Operating profit	$264	$235	13%
% of Net sales	22.9%	21.1%	180	bps
Net sales for Hill’s Pet Nutrition increased 3.8% in the second quarter of 2025 to $1,157, driven by volume growth of 0.1%, net selling price increases of 2.9% and positive foreign exchange of 0.8%. The Prime100 acquisition contributed 1.0% to volume. Organic sales in Hill’s Pet Nutrition increased 2.0% in the second quarter of 2025. Organic sales growth was led by the United States and Europe, despite a negative impact from lower private label volume (310 bps).

The increase in organic sales in the second quarter of 2025 was due to organic sales growth in the therapeutic and wellness categories.

Operating profit in Hill’s Pet Nutrition increased 13% in the second quarter of 2025 to $264, or 180 bps to 22.9% as a percentage of Net sales. This increase in Operating profit as a percentage of Net sales was due to an increase in Gross profit (130 bps) and a decrease in Selling, general and administrative expenses (50 bps), both as a percentage of Net sales. This increase in Gross profit was due to cost savings from the Company’s funding-the-growth initiatives (280 bps), higher pricing and favorable mix (90 bps), partially offset by significantly higher raw and packaging material costs (350 bps). This decrease in Selling, general and administrative expenses was due to decreased advertising investment (30 bps) and lower overhead expenses (20 bps).

Corporate

	Three Months Ended June 30,
	2025	2024	Change
Operating profit (loss)	$(181)	$(201)	(10)%
Operating profit (loss) related to Corporate was $(181) in the second quarter of 2025 as compared to $(201) in the second quarter of 2024. In the second quarter of 2025, Corporate Operating profit (loss) included acquisition-related costs of $9. In the second quarter of 2024, Corporate Operating profit (loss) included charges resulting from the 2022 Global Productivity Initiative of $27.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Six Months

Worldwide Net sales were $10,021 in the first six months of 2025, down 1.0% as compared to the first six months of 2024 due to negative foreign exchange of 2.7%, partially offset by net selling price increases of 1.7%, while volume was flat. The Prime100 acquisition contributed 0.1% to volume. Organic sales increased 1.6% in the first six months of 2025.

Net sales in the Oral, Personal and Home Care product segment were $7,746 in the first six months of 2025, a decrease of 2.0% as compared to the first six months of 2024 due to negative foreign exchange of 3.4%, partially offset by net selling price increases of 1.3% while volume was flat. Organic sales in the Oral, Personal and Home Care product segment increased 1.3% in the first six months of 2025.

The increase in organic sales in the first six months of 2025 versus the first six months of 2024 was due to an increase in Oral Care organic sales, partially offset by a decrease in Personal Care organic sales. The increase in Oral Care was primarily due to organic sales growth in the toothpaste and manual toothbrush categories. The decrease in Personal Care was primarily due to organic sales declines in the bar soap and skin health categories.

Net sales in the Hill’s Pet Nutrition segment were $2,275 in the first six months of 2025, an increase of 2.6% from the first six months of 2024 due to net selling price increases of 3.0%, partially offset by volume declines of 0.1% and negative foreign exchange of 0.3%. The Prime100 acquisition contributed 0.5% to volume. Organic sales in the Hill’s Pet Nutrition segment increased 2.5% in the first six months of 2025, despite a negative impact from lower private label volume (250 bps).

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Net Sales and Operating Profit by Segment

Net sales and Operating profit by segment were as follows:

	Six Months Ended June 30,
	2025	2024
Net sales
Oral, Personal and Home Care
North America(1)	$2,025	$2,073
Latin America	2,350	2,520
Europe(1)	1,427	1,358
Asia Pacific	1,378	1,408
Africa/Eurasia	566	549
Total Oral, Personal and Home Care	7,746	7,908
Pet Nutrition	2,275	2,216
Total Net sales	$10,021	$10,124

Operating profit
Oral, Personal and Home Care
North America(1)	$390	$427
Latin America	715	822
Europe(1)	356	321
Asia Pacific	385	402
Africa/Eurasia	122	130
Total Oral, Personal and Home Care	1,968	2,102
Pet Nutrition	523	433
Corporate	(334)	(397)
Total Operating profit	$2,156	$2,139
Note: Table may not sum due to rounding.
(1) The Company has recast its historical geographic segment information to conform to the reporting structure effective as of July 1, 2024.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Net sales and Organic sales change by segment were as follows:

	For the Six Months Ended June 30, 2025 vs. 2024
Oral, Personal and Home Care	Net Sales	Organic Sales	As Reported Volume(1)	Pricing	Foreign Exchange
North America(2)	(2.3)%	(2.0)%	(1.4)%	(0.6)%	(0.3)%
Latin America	(6.8)%	3.7%	1.6%	2.1%	(10.4)%
Europe(2)	5.2%	3.7%	1.4%	2.3%	1.5%
Asia Pacific	(2.2)%	(1.6)%	(2.6)%	1.0%	(0.6)%
Africa/Eurasia	3.2%	4.8%	1.0%	3.7%	(1.6)%
Total Oral, Personal and Home Care	(2.0)%	1.3%	—%	1.3%	(3.4)%
Pet Nutrition	2.6%	2.5%	(0.1)%	3.0%	(0.3)%
Total Company	(1.0)%	1.6%	—%	1.7%	(2.7)%
Note: Table may not sum due to rounding.
(1) The impact of the acquisition of the Prime100 pet food business on as reported volume was 0.5% and 0.1% for Pet Nutrition and Total Company, respectively.
(2) The Company has recast its historical geographic segment information to conform to the reporting structure effective as of July 1, 2024

In the first six months of 2025, Operating profit (loss) related to Corporate was $(334) as compared to $(397) in the first six months of 2024. Corporate Operating profit (loss) for the six months ended June 30, 2025 included charges resulting from the ERISA litigation matter of $15 and acquisition-related costs of $9. Corporate Operating profit (loss) for the six months ended June 30, 2024 included charges resulting from the 2022 Global Productivity Initiative of $63.

Gross Profit/Margin

Worldwide Gross profit decreased to $6,056 in the first six months of 2025 from $6,105 in the first six months of 2024. Worldwide Gross profit in the first six months of 2024 included charges resulting from the 2022 Global Productivity Initiative. Excluding these charges, Worldwide Gross profit decreased to $6,056 in the first six months of 2025 from $6,114 in the first six months of 2024, primarily reflecting a decrease of $61 resulting from lower Net sales.

Worldwide Gross profit margin increased to 60.4% in the first six months of 2025 from 60.3% in the first six months of 2024. Excluding charges resulting from the 2022 Global Productivity Initiative in the first six months of 2024, Gross profit margin was flat at 60.4%. Gross profit margin was impacted by significantly higher raw and packaging material costs (340 bps), which were offset by cost savings from the Company’s funding-the-growth initiatives (230 bps), higher pricing (70 bps) and favorable mix (30 bps).

	Six Months Ended June 30,
	2025	2024
Gross profit, GAAP	$6,056	$6,105
2022 Global Productivity Initiative	—	9
Gross profit, non-GAAP	$6,056	$6,114

	Six Months Ended June 30,
	2025	2024	Basis Point Change
Gross profit margin, GAAP	60.4%	60.3%	10
2022 Global Productivity Initiative	—%	0.1%
Gross profit margin, non-GAAP	60.4%	60.4%	—

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $3,861 in the first six months of 2025 from $3,855 in the first six months of 2024. Selling, general and administrative expenses in the first six months of 2025 included charges related to the ERISA litigation matter. Selling, general and administrative expenses in the first six months of 2024 included charges resulting from the 2022 Global Productivity Initiative. Excluding these charges in both periods, as applicable, Selling, general and administrative expenses decreased to $3,845 in the first six months of 2025 from $3,852 in the first six months of 2024, reflecting decreased advertising investment of $32, partially offset by higher overhead expenses of $25.

Selling, general and administrative expenses as a percentage of Net sales increased to 38.5% in the first six months of 2025 from 38.1% in the first six months of 2024. Excluding charges in both periods, as applicable, Selling, general and administrative expenses as a percentage of Net sales increased to 38.4% in the first six months of 2025 from 38.0% in the first six months of 2024. This increase was due to higher overhead expenses (50 bps), partially offset by decreased advertising investment (20 bps). In the first six months of 2025, advertising investment decreased as a percentage of Net sales to 13.4% from 13.6% in the first six months of 2024, or 2% in absolute terms, to $1,346 as compared with $1,378 in the first six months of 2024.

	Six Months Ended June 30,
	2025	2024
Selling, general and administrative expenses, GAAP	$3,861	$3,855
ERISA litigation matter	(15)	—
2022 Global Productivity Initiative	—	(3)
Selling, general and administrative expenses, non-GAAP	$3,845	$3,852
Note: Table may not sum due to rounding.

	Six Months Ended June 30,
	2025	2024	Basis Point Change
Selling, general and administrative expenses as a percentage of Net sales, GAAP	38.5%	38.1%	40
ERISA litigation matter	(0.1)%	—%
2022 Global Productivity Initiative	—%	(0.1)%
Selling, general and administrative expenses as a percentage of Net sales, non-GAAP	38.4%	38.0%	40
Other (Income) Expense, Net

Other (income) expense, net was $39 and $111 in the first six months of 2025 and 2024, respectively. Other (income) expense, net in the first six months of 2025 included acquisition-related costs. Other (income) expense, net in the first six months of 2024 included charges resulting from the 2022 Global Productivity Initiative. Excluding these items in both periods, as applicable, Other (income) expense, net was $30 in the first six months of 2025 and $60 in the first six months of 2024.

	Six Months Ended June 30,
	2025	2024
Other (income) expense, net, GAAP	$39	$111
Acquisition-related costs	(9)	—
2022 Global Productivity Initiative	—	(51)
Other (income) expense, net, non-GAAP	$30	$60

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Operating Profit

Operating profit increased 1% to $2,156 in the first six months of 2025 from $2,139 in the first six months of 2024. Operating profit in the first six months of 2025 included charges related to the ERISA litigation matter and acquisition-related costs. Operating profit in the first six months of 2024 included charges resulting from the 2022 Global Productivity Initiative. Excluding these items in both periods, as applicable, Operating profit decreased to $2,181 in the first six months of 2025 from $2,202 in the first six months of 2024, primarily due to a decrease in Gross profit, partially offset by a decrease in Other (income) expense, net.

Operating profit margin was 21.5% in the first six months of 2025, an increase of 40 bps compared to 21.1% in the first six months of 2024. Excluding the items described above in both periods, as applicable, Operating profit margin was flat at 21.8% in the first six months of 2025.

	Six Months Ended June 30,
	2025	2024	% Change
Operating profit, GAAP	$2,156	$2,139	1%
ERISA litigation matter	15	—
Acquisition-related costs	9	—
2022 Global Productivity Initiative	—	63
Operating profit, non-GAAP	$2,181	$2,202	(1)%
Note: Table may not sum due to rounding.

	Six Months Ended June 30,
	2025	2024	Basis Point Change
Operating profit margin, GAAP	21.5%	21.1%	40
ERISA litigation matter	0.2%	—%
Acquisition-related costs	0.1%	—%
2022 Global Productivity Initiative	—%	0.7%
Operating profit margin, non-GAAP	21.8%	21.8%	—
Non-Service Related Postretirement Costs

Non-service related postretirement costs were $95 and $44 in the first six months of 2025 and 2024, respectively. Non-service related postretirement costs in the first six months of 2025 included charges related to the ERISA litigation matter. Excluding these charges, Non-service related postretirement costs were $45 in the first six months of 2025 and $44 in the first six months of 2024.

	Six Months Ended June 30,
	2025	2024
Non-service related postretirement costs, GAAP	$95	$44
ERISA litigation matter	(50)	—
Non-service related postretirement costs, non-GAAP	$45	$44

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Interest Expense

Interest expense was $137 and $151 in the first six months of 2025 and 2024, respectively.

Interest Income

Interest income was $35 and $33 in the first six months of 2025 and 2024, respectively.

Income Taxes

The effective income tax rate was 23.2% for the second quarter of 2025 as compared to 24.1% for the second quarter of 2024. As reflected in the table below, the non-GAAP effective income tax rate was 23.2% for the second quarter of 2025 as compared to 23.8% for the second quarter of 2024.

The effective income tax rate was 23.5% for the first six months of 2025 as compared to 24.4% for the first six months of 2024. As reflected in the table below, the non-GAAP effective income tax rate was 23.4% for the first six months of 2025 as compared to 24.1% for the first six months of 2024.

The quarterly provision for income taxes is determined based on the Company’s estimated full year effective income tax rate adjusted by the amount of tax attributable to infrequent or unusual items that are separately recognized on a discrete basis in the income tax provision in the quarter in which they occur. The Company’s current estimate of its full year effective income tax rate before discrete period items is 23.5%, compared to 24.3% in 2024.
On July 4, 2025, new U.S. tax legislation was signed into law (known as the “One Big Beautiful Bill Act” or “OBBBA”) which makes permanent many of the tax provisions enacted in 2017 as part of the Tax Cuts and Jobs Act that were set to expire at the end of 2025. In addition, the OBBBA makes changes to certain U.S. corporate tax provisions, many of which are generally not effective until 2026. The Company is currently evaluating the impact of the OBBBA, but does not expect it will have a material impact on its Consolidated Financial Statements.
In the third quarter of 2023, the Internal Revenue Service (the “IRS”) issued a notice giving taxpayers temporary relief from the effects of certain U.S. tax regulations that were issued in December 2021 and place greater restrictions on foreign taxes that are creditable against U.S. taxes on foreign source income. This notice allowed taxpayers to defer the application of these new regulations through the end of 2023. In December 2023, the IRS issued further guidance modifying this temporary relief period to the date that a notice or other guidance withdrawing or modifying the temporary relief is issued. The Company will recognize the impact, if any, in the period in which the temporary relief is withdrawn or modified.
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was enacted, which among other things, implements a 15% minimum tax on book income of certain large corporations effective for years beginning after December 31, 2022. Subsequent to enactment, the U.S. Treasury Department and the IRS released proposed regulations relating principally to this 15% minimum tax. Based on the Company’s analysis, these proposed regulations have not had and, if finalized in their current form, are not expected to have an impact on the Company’s Consolidated Financial Statements. However, the Company will continue to evaluate any additional guidance and clarification that becomes available.
Additionally, on December 15, 2022, the 27 member states of the European Union (“EU”) reached an agreement on a minimum level of taxation for certain large corporations to pay a minimum corporate tax rate of 15% in every jurisdiction in which they operate. This agreement, which is known as the Minimum Tax Directive (part of the “Pillar II Model Rules”), was supposed to be transposed into the laws of all EU member states by December 31, 2023. Most member states complied, while some were granted extensions of time. In addition, many other jurisdictions outside the EU have implemented a similar minimum tax regime consistent with the policy of the Pillar II Model Rules. Detailed regulations of these minimum tax regimes are still being considered in certain countries and, in some cases, enactment and timing is still uncertain. Based on current legislation and available guidance, apart from a significant additional compliance burden, Pillar II did not have a material impact on the Company’s Consolidated Financial Statements as of June 30, 2025 and the Company does not believe it will have a material impact going forward. However, as these rules and related regulations are revised and implemented, the Company will evaluate the impact, if any, on its Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

The Company has ongoing federal, state and international income tax audits in various jurisdictions and evaluates uncertain tax positions that may be challenged by local tax authorities and not fully sustained. All U.S. federal income tax returns through December 31, 2013 have been audited by the IRS and there are limited matters which the Company plans to appeal for years 2010 through 2013. One such matter relates to the IRS assessment of taxes on the Company by imputing income on certain activities within one of our international operations, which is also under audit for the years 2014 through 2018. There were U.S. Tax Court rulings during 2023 in favor of the IRS against unrelated third parties on similar matters. Despite the U.S. Tax Court rulings, the Company continues to believe that the tax assessment against the Company is without merit. While there can be no assurances, the Company believes this matter will ultimately be decided in favor of the Company. The amount of tax plus interest for the years 2010 through 2018 is estimated to be approximately $160, which is not included in the Company’s uncertain tax positions. In May 2024, the IRS initiated an audit for the years 2019 through 2021.

	Three Months Ended June 30,
	2025			2024
	Income Before Income Taxes	Provision For Income Taxes(1)	Effective Income Tax Rate(2)	Income Before Income Taxes	Provision For Income Taxes(1)	Effective Income Tax Rate(2)
As Reported GAAP	$1,007	$234	23.2%	$1,010	$243	24.1%
Acquisition-related costs	9	2	—	—	—	—
2022 Global Productivity Initiative	—	—	—	27	4	(0.3)%
Non-GAAP	$1,016	$236	23.2%	$1,036	$247	23.8%

	Six Months Ended June 30,
	2025			2024
	Income Before Income Taxes	Provision For Income Taxes(1)	Effective Income Tax Rate(2)	Income Before Income Taxes	Provision For Income Taxes(1)	Effective Income Tax Rate(2)
As Reported GAAP	$1,959	$460	23.5%	$1,977	$482	24.4%
ERISA litigation matter	65	12	(0.1)%	—	—	—
Acquisition-related costs	9	2	—	—	—	—
2022 Global Productivity Initiative	—	—	—	63	10	(0.3)%
Non-GAAP	$2,034	$475	23.4%	$2,040	$492	24.1%
Note: Tables may not sum due to rounding.
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
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Net Income Attributable to Colgate-Palmolive Company and Earnings Per Share

Net income attributable to Colgate-Palmolive Company in the first six months of 2025 increased to $1,433 from $1,414 in the comparable 2024 period. Earnings per common share on a diluted basis increased to $1.76 in the first six months of 2025 from $1.71 in the comparable 2024 period. Net income attributable to Colgate-Palmolive Company in the first six months of 2025 included charges related to the ERISA litigation matter and acquisition-related costs. Net income attributable to Colgate-Palmolive Company in the first six months of 2024 included charges resulting from the 2022 Global Productivity Initiative.

Excluding the items described above in both periods, as applicable, Net income attributable to Colgate-Palmolive Company in the first six months of 2025 increased 2% to $1,493 from $1,467 in the first six months of 2024, and Earnings per common share on a diluted basis increased 3% to $1.83 in the first six months of 2025 from $1.78 in the first six months of 2024.

	Six Months Ended June 30, 2025
	Income Before Income Taxes	Provision For Income Taxes(1)	Net Income Including Noncontrolling Interests	Less: Income Attributable to Noncontrolling Interests	Net Income Attributable To Colgate-Palmolive Company	Diluted Earnings Per Share(2)
As Reported GAAP	$1,959	$460	$1,499	$66	$1,433	$1.76
ERISA litigation matter	65	12	53	—	53	0.06
Acquisition-related costs	9	2	7	—	7	0.01
Non-GAAP	$2,034	$475	$1,559	$66	$1,493	$1.83

	Six Months Ended June 30, 2024
	Income Before Income Taxes	Provision For Income Taxes(1)	Net Income Including Noncontrolling Interests	Less: Income Attributable to Noncontrolling Interests	Net Income Attributable To Colgate-Palmolive Company	Diluted Earnings Per Share(2)
As Reported GAAP	$1,977	$482	$1,495	$81	$1,414	$1.71
2022 Global Productivity Initiative	63	10	53	—	53	0.07
Non-GAAP	$2,040	$492	$1,548	$81	$1,467	$1.78
Note: Tables may not sum due to rounding.
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

Net sales growth (GAAP) and organic sales growth (Net sales growth excluding the impact of foreign exchange, acquisitions and divestments) (non-GAAP) are discussed in this Quarterly Report on Form 10-Q. Management believes the organic sales growth measure provides investors and analysts with useful supplemental information regarding the Company’s underlying sales trends by presenting sales growth excluding the external factor of foreign exchange, as well as the impact of acquisitions and divestments, as applicable. A reconciliation of organic sales growth to Net sales growth for the three and six months ended June 30, 2025 is provided below.

Gross profit, Gross profit margin, Selling, general and administrative expenses, Selling, general and administrative expenses as a percentage of Net sales, Other (income) expense, net, Operating profit, Operating profit margin, Non-service related postretirement costs, Effective income tax rate, Net income attributable to Colgate-Palmolive Company and Earnings per share on a diluted basis are discussed in this Quarterly Report on Form 10-Q both on a GAAP basis and excluding, as applicable, charges resulting from the ERISA litigation matter and the 2022 Global Productivity Initiative and acquisition-related costs. These non-GAAP financial measures exclude items that, either by their nature or amount, management would not expect to occur as part of the Company’s normal business on a regular basis, such as restructuring charges, charges for certain litigation and tax matters, acquisition-related costs, gains and losses from certain divestitures and certain other unusual, non-recurring items. Investors and analysts use these financial measures in assessing the Company’s business performance, and management believes that presenting these financial measures on a non-GAAP basis provides them with useful supplemental information to enhance their understanding of the Company’s underlying business performance and trends. These non-GAAP financial measures also enhance the ability to compare period-to-period financial results. A reconciliation of each of these non-GAAP financial measures to the most directly comparable GAAP financial measures for the three and six months ended June 30, 2025 and 2024 is presented within the applicable section of Results of Operations.

The following tables provide a quantitative reconciliation of Net sales growth to organic sales growth for the three and six months ended June 30, 2025:

Three Months Ended June 30, 2025	Net Sales Growth (GAAP)	Foreign Exchange Impact	Acquisitions and Divestments Impact	Organic Sales Growth (Non-GAAP)
Oral, Personal and Home Care
North America(1)	(1.0)%	(0.1)%	—%	(0.9)%
Latin America	(4.8)%	(8.2)%	—%	3.4%
Europe(1)	7.8%	5.7%	—%	2.0%
Asia Pacific	0.8%	0.9%	—%	—%
Africa/Eurasia	8.0%	0.2%	—%	7.7%
Total Oral, Personal and Home Care	0.2%	(1.5)%	—%	1.7%
Pet Nutrition	3.8%	0.8%	1.0%	2.0%
Total Company	1.0%	(1.0)%	0.2%	1.8%
Note: Table may not sum due to rounding.
(1) The Company has recast its historical geographic segment information to conform to the reporting structure effective as of July 1, 2024.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Six Months Ended June 30, 2025	Net Sales Growth (GAAP)	Foreign Exchange Impact	Acquisitions and Divestments Impact	Organic Sales Growth (Non-GAAP)
Oral, Personal and Home Care
North America(1)	(2.3)%	(0.3)%	—%	(2.0)%
Latin America	(6.8)%	(10.4)%	—%	3.7%
Europe(1)	5.2%	1.5%	—%	3.7%
Asia Pacific	(2.2)%	(0.6)%	—%	(1.6)%
Africa/Eurasia	3.2%	(1.6)%	—%	4.8%
Total Oral, Personal and Home Care	(2.0)%	(3.4)%	—%	1.3%
Pet Nutrition	2.6%	(0.3)%	0.5%	2.5%
Total Company	(1.0)%	(2.7)%	0.1%	1.6%
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

Cash Flow

Net cash provided by operations decreased 11% to $1,484 in the first six months of 2025, compared to $1,671 in the first six months of 2024, primarily due to changes in working capital. The Company’s working capital was (2.9%) as a percentage of Net sales as of June 30, 2025 as compared to (2.5%) as of June 30, 2024. The Company defines working capital as the difference between current assets (excluding Cash and cash equivalents and marketable securities, the latter of which is reported in Other current assets) and current liabilities (excluding short-term debt).

Investing activities used $560 of cash in the first six months of 2025, compared to $304 in the first six months of 2024. Investing activities in the first six months of 2025 included the Company’s acquisition of Care TopCo Pty Ltd, the owner of the Prime100 pet food business, as discussed in Note 4, Acquisitions to the Condensed Consolidated Financial Statements.

Capital expenditures were $232 in the first six months of 2025 compared to $243 in the first six months of 2024. Capital expenditures for 2025 are expected to be approximately 3.0% of Net sales. The Company continues to focus its capital spending on projects that are expected to yield high aftertax returns.

Financing activities used $867 of cash during the first six months of 2025, compared to $1,206 used in the first six months of 2024. The decrease in cash used for financing activities was primarily due to proceeds from the issuance of debt in the first six months of 2025 and lower share repurchases compared with the comparable period of 2024, partially offset by higher repayments of commercial paper compared with the comparable period of 2024.

Total debt increased to $8,758 as of June 30, 2025, compared to $7,949 as of December 31, 2024. During the first quarter of 2024, the Company redeemed at maturity $500 of ten-year Medium-Term Notes with a fixed coupon of 3.25%. During the second quarter of 2025, the Company redeemed at maturity $130 of 30-year Medium-Term Notes with a fixed coupon of 7.60%. These redemptions were financed with commercial paper borrowings.

In April 2025, the Company issued $500 of five-year Senior Notes at a fixed coupon rate of 4.20%. The Company’s debt issuances support the Company’s capital structure objectives of funding its business and growth initiatives while minimizing its risk-adjusted cost of capital.

Domestic and foreign commercial paper outstanding was $1,115 and $936 as of June 30, 2025 and December 31, 2024, respectively. The average daily balances outstanding for commercial paper in the first six months of 2025 and 2024 were $1,694 and $1,688, respectively. The Company classifies commercial paper and certain long-term debt that is subject to a put option as long-term debt when it has the intent and ability to refinance such obligations on a long-term basis, including, if necessary, by utilizing its available lines of credit.

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

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Cash and cash equivalents increased $119 during the first six months of 2025 to $1,215 at June 30, 2025, compared to $1,096 at December 31, 2024, the majority of which ($1,182 and $1,059, respectively) was held by the Company’s foreign subsidiaries.

For additional information regarding liquidity and capital resources, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Intangible Assets

As of the date of the annual impairment test of indefinite-lived intangible assets, the fair value of one of the Company’s indefinite-lived trademark intangible assets exceeded its carrying value by less than 20%.

Given the inherent uncertainties of estimating the future cash flows, the impact of interest rates and inflation on macroeconomic conditions, actual results may differ from management’s current estimates which could potentially result in impairment charges in future periods.

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
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Cautionary Statement on Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the SEC in its rules, regulations and releases that set forth anticipated results based on management’s current plans and assumptions. Such statements may relate, for example, to sales or volume growth, net selling price increases, organic sales growth, profit or profit margin levels, earnings per share levels, financial goals, the impact of foreign exchange, the impact of tariffs, the impact of geopolitical conflicts and tensions, such as the war in Ukraine, the conflict in the Middle East, tensions between China and Taiwan and global trade relations, cost-reduction plans (including the Productivity Program approved on July 31, 2025), tax rates, interest rates, new product introductions, digital capabilities, commercial investment levels, acquisitions, divestitures, share repurchases or legal or tax proceedings, among other matters. These statements are made on the basis of the Company’s views and assumptions as of this time and the Company undertakes no obligation to update these statements whether as a result of new information, future events or otherwise, except as required by law or by the rules and regulations of the SEC. Moreover, the Company does not nor does any other person assume responsibility for the accuracy and completeness of those statements. The Company cautions investors that any such forward-looking statements are not guarantees of future performance and that actual events or results may differ materially from those statements. Actual events or results may differ materially because of factors that affect international businesses and global economic conditions, as well as matters specific to the Company and the markets it serves, including the uncertain macroeconomic and political environment in different countries, including as a result of inflation and high interest rates, and their effect on consumer confidence and spending, foreign currency rate fluctuations, exchange controls, import restrictions, tariffs, sanctions, price or profit controls, labor relations, changes in foreign or domestic laws or regulations or their interpretation, political and fiscal developments, including changes in trade, tax and immigration policies, increased competition and evolving competitive practices, the ability to operate and respond effectively during a pandemic, epidemic or widespread public health concern, the ability to manage disruptions in our global supply chain and/or key office facilities, the ability to manage the availability and cost of raw and packaging materials and logistics costs, the ability to maintain or increase selling prices as needed, changes in the policies of retail trade customers, the emergence of alternative retail channels, the growth of eCommerce and the rapidly changing retail landscape, the ability to develop innovative new products and successfully adopt new technologies (such as artificial intelligence), the ability to continue lowering costs and operate in an agile manner, the ability to maintain the security of our information and operational technology systems from a cybersecurity incident or data breach, the ability to address the effects of climate change and achieve our sustainability and social impact goals, the ability to complete acquisitions and divestitures as planned, the ability to successfully integrate acquired businesses, the ability to attract and retain key employees, the uncertainty of the outcome of legal proceedings, whether or not the Company believes they have merit, and the ability to address uncertain or unfavorable global economic conditions, including inflation, disruptions in the credit markets and tax matters. For information about these and other factors that could impact the Company’s business and cause actual results to differ materially from forward-looking statements, refer to the Company’s filings with the SEC (including, but not limited to, the information set forth under the captions “Risk Factors” and “Cautionary Statement on Forward-Looking Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 and subsequent filings with the SEC).

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

COLGATE-PALMOLIVE COMPANY

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chairman of the Board, President and Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2025 (the “Evaluation”). Based upon the Evaluation, the Company’s Chairman of the Board, President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) are effective.

Changes in Internal Control Over Financial Reporting

The Company is in the process of upgrading its enterprise IT system and transitioning its enterprise IT infrastructure to the cloud. This change has not had and is not expected to have a material impact on the Company’s internal controls over financial reporting.

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

COLGATE-PALMOLIVE COMPANY

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On March 20, 2025, the Board authorized the repurchase of shares of the Company’s common stock having an aggregate purchase price of up to $5 billion under a new share repurchase program (the “2025 Program”), which replaced a previously authorized share repurchase program. The Board also has authorized share repurchases on an ongoing basis to fulfill certain requirements of the Company’s compensation and benefit programs. The shares are repurchased from time to time in open market or privately negotiated transactions at the Company’s discretion, subject to market conditions, customary blackout periods and other factors.

The following table shows the stock repurchase activity for the three months in the quarter ended June 30, 2025:

Month	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(3) (in millions)
April 1 through 30, 2025	621,081	$92.49	618,629	$4,917
May 1 through 31, 2025	722,695	$90.45	717,013	$4,852
June 1 through 30, 2025	1,216,973	$89.83	1,214,375	$4,744
Total	2,560,749	$90.65	2,550,017

(1)Includes share repurchases under the 2025 Program and those associated with certain employee elections under the Company’s compensation and benefit programs.
(2)The difference between the total number of shares purchased and the total number of shares purchased as part of publicly announced plans or programs is 10,732 shares, which represents shares deemed surrendered to the Company to satisfy certain employee elections under the Company’s compensation and benefit programs.
(3)Includes approximate dollar value of shares that were available to be purchased under the publicly announced plans or programs that were in effect as of June 30, 2025.

COLGATE-PALMOLIVE COMPANY

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not Applicable.

Item 5.    Other Information

(c) Trading Plans

On May 1, 2025, Jennifer M. Daniels, the Company’s Chief Legal Officer and Secretary, entered into a pre-arranged trading plan that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934 (the “10b5-1 Plan”) as part of her long-term asset diversification, tax and financial planning strategy. The 10b5-1 Plan provides for the sale, subject to certain price limits, of up to 6,000 shares of the Company’s common stock in the aggregate and terminates on December 5, 2025, unless terminated sooner in accordance with its terms. The 10b5-1 Plan was entered into during an open insider trading window and no sales will commence under the plan until completion of the required cooling off period under Rule 10b5-1.

No other director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, during the three months ended June 30, 2025.

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

32
Certificate of the Chairman of the Board, President and Chief Executive Officer and the Chief Financial Officer of Colgate-Palmolive Company pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350.**

101
The following materials from Colgate-Palmolive Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2025, formatted in Inline eXtensible Business Reporting Language (Inline XBRL): (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Changes in Shareholders’ Equity; and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

__________
* Filed herewith.

** Furnished herewith.

COLGATE-PALMOLIVE COMPANY
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLGATE-PALMOLIVE COMPANY
(Registrant)

Principal Executive Officer:

August 1, 2025	/s/ Noel Wallace
Noel Wallace
Chairman of the Board, President and Chief Executive Officer

Principal Financial Officer:

August 1, 2025	/s/ Stanley J. Sutula III
Stanley J. Sutula III
Chief Financial Officer

Principal Accounting Officer:

August 1, 2025	/s/ Gregory O. Malcolm
Gregory O. Malcolm
Executive Vice President, Controller