Form 10-Q
period 2025-09-30
COLGATE PALMOLIVE CO
filed 2025-10-31
CIK 21665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________
FORM 10-Q
________________________
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding	Date
Common stock, $1.00 par value	806,064,942	September 30, 2025

PART I.    FINANCIAL INFORMATION

COLGATE-PALMOLIVE COMPANY
Condensed Consolidated Statements of Income
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net sales	$5,131	$5,033	$15,152	$15,156
Cost of sales	2,082	1,959	6,047	5,977
Gross profit	3,049	3,074	9,105	9,179
Selling, general and administrative expenses	1,971	1,979	5,833	5,833
Other (income) expense, net	19	30	58	141
Operating profit	1,059	1,065	3,214	3,205
Non-service related postretirement costs	21	23	116	67
Interest expense	67	74	203	226
Interest income	21	18	56	51
Income before income taxes	992	986	2,951	2,963
Provision for income taxes	226	210	685	693
Net income including noncontrolling interests	766	776	2,266	2,270
Less: Net income attributable to noncontrolling interests	31	39	97	120
Net income attributable to Colgate-Palmolive Company	$735	$737	$2,169	$2,150

Earnings per common share, basic	$0.91	$0.90	$2.68	$2.62

Earnings per common share, diluted	$0.91	$0.90	$2.67	$2.61

See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Condensed Consolidated Statements of Comprehensive Income
(Dollars in Millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net income including noncontrolling interests	$766	$776	$2,266	$2,270
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	15	44	329	(168)
Retirement plans and other retiree benefit adjustments	10	21	20	32
Gains (losses) on cash flow hedges	7	(7)	(15)	(5)
Total Other comprehensive income (loss), net of tax	32	58	334	(141)
Total Comprehensive income including noncontrolling interests	798	834	2,600	2,129
Less: Net income attributable to noncontrolling interests	31	39	97	120
Less: Cumulative translation adjustments attributable to noncontrolling interests	(4)	3	—	(5)
Total Comprehensive income attributable to noncontrolling interests	27	42	97	115
Total Comprehensive income attributable to Colgate-Palmolive Company	$771	$792	$2,503	$2,014

See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Condensed Consolidated Balance Sheets
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

	September 30, 2025	December 31, 2024
Assets
Current Assets
Cash and cash equivalents	$1,279	$1,096
Receivables (net of allowances of $92 and $85, respectively)	1,807	1,521
Inventories	2,109	1,987
Other current assets	844	713
Total current assets	6,039	5,317
Property, plant and equipment:
Cost	10,847	10,127
Less: Accumulated depreciation	(6,287)	(5,705)
Property, plant and equipment, net	4,560	4,422
Goodwill	3,702	3,272
Other intangible assets, net	1,889	1,756
Deferred income taxes	216	195
Other assets	1,107	1,084
Total assets	$17,513	$16,046
Liabilities and Shareholders’ Equity
Current Liabilities
Debt payable within one-year	$1,113	$660
Accounts payable	1,866	1,805
Accrued income taxes	339	403
Other accruals	3,178	2,891
Total current liabilities	6,496	5,759
Long-term debt	7,306	7,289
Deferred income taxes	304	343
Other liabilities	2,169	2,111
Total liabilities	16,275	15,502
Shareholders’ Equity
Common stock, $1 par value (2,000,000,000 shares authorized, 1,465,706,360 shares issued)	1,466	1,466
Additional paid-in capital	4,284	4,181
Retained earnings	27,051	26,145
Accumulated other comprehensive income (loss)	(3,888)	(4,222)
Treasury stock, at cost	(28,057)	(27,358)
Total Colgate-Palmolive Company shareholders’ equity	856	212
Noncontrolling interests	382	332
Total equity	1,238	544
Total liabilities and equity	$17,513	$16,046
See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Condensed Consolidated Statements of Cash Flows
(Dollars in Millions)
(Unaudited)

	Nine Months Ended
	September 30,
	2025	2024
Operating Activities
Net income including noncontrolling interests	$2,266	$2,270
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operations:
Depreciation and amortization	457	457
ERISA litigation matter	65	—
Restructuring and termination benefits, net of cash	(15)	54
Stock-based compensation expense	127	108
Deferred income taxes	8	(98)
Cash effects of changes in:
Receivables	(180)	(184)
Inventories	9	(94)
Accounts payable and other accruals	30	327
Other non-current assets and liabilities	(22)	(2)
Net cash provided by (used in) operations	2,745	2,838
Investing Activities
Capital expenditures	(387)	(377)
Purchases of marketable securities and investments	(537)	(358)
Proceeds from sale of marketable securities and investments	508	260
Payment for acquisition, net of cash acquired	(293)	—
Other investing activities	(5)	21
Net cash provided by (used in) investing activities	(714)	(454)
Financing Activities
Short-term borrowing (repayment) less than 90 days, net	139	337
Principal payments of debt	(655)	(502)
Proceeds from issuance of debt	497	2
Dividends paid	(1,300)	(1,275)
Purchases of treasury shares	(804)	(1,284)
Proceeds from exercise of stock options	83	611
Other financing activities	145	1
Net cash provided by (used in) financing activities	(1,895)	(2,110)
Effect of exchange rate changes on Cash and cash equivalents	47	(6)
Net increase (decrease) in Cash and cash equivalents	183	268
Cash and cash equivalents at beginning of the period	1,096	966
Cash and cash equivalents at end of the period	$1,279	$1,234
Supplemental Cash Flow Information
Income taxes paid	$712	$762
Interest paid	$235	$267
See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in Millions)
(Unaudited)

Three Months Ended September 30, 2025
	Colgate-Palmolive Company Shareholders’ Equity
	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)(1)	Noncontrolling Interests
Balance, June 30, 2025	$1,466	$4,246	$(27,821)	$26,735	$(3,924)	$350
Net income	—	—	—	735	—	31
Other comprehensive income (loss), net of tax	—	—	—	—	36	(4)
Dividends ($0.52 per share)	—	—	—	(419)	—	—
Stock-based compensation expense	—	72	—	—	—	—
Shares issued for stock options	—	8	10	—	—	—
Shares issued for restricted stock units	—	(43)	43	—	—	—
Treasury stock acquired	—	—	(288)	—	—	—
Other	—	1	(1)	—	—	5
Balance, September 30, 2025	$1,466	$4,284	$(28,057)	$27,051	$(3,888)	$382

Three Months Ended September 30, 2024
	Colgate-Palmolive Company Shareholders’ Equity
	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)(1)	Noncontrolling Interests
Balance, June 30, 2024	$1,466	$4,035	$(26,736)	$25,486	$(4,128)	$359
Net income	—	—	—	737	—	39
Other comprehensive income (loss), net of tax	—	—	—	—	55	3
Dividends ($0.50 per share)	—	—	—	(409)	—	—
Stock-based compensation expense	—	65	—	—	—	—
Shares issued for stock options	—	71	87	—	—	—
Shares issued for restricted stock units	—	(29)	29	—	—	—
Treasury stock acquired	—	—	(295)	—	—	—
Other	—	—	2	—	(1)	—
Balance, September 30, 2024	$1,466	$4,142	$(26,913)	$25,814	$(4,074)	$401
(1) Accumulated other comprehensive income (loss) includes cumulative translation losses of $3,358 at September 30, 2025 ($3,515 at September 30, 2024) and $3,378 at June 30, 2025 ($3,555 at June 30, 2024), respectively, and unrecognized retirement plan and other retiree benefits costs of $586 at September 30, 2025 ($615 at September 30, 2024) and $595 at June 30, 2025 ($636 at June 30, 2024), respectively.

See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in Millions)
(Unaudited)

Nine Months Ended September 30, 2025
	Colgate-Palmolive Company Shareholders’ Equity
	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)(1)	Noncontrolling Interests
Balance, December 31, 2024	$1,466	$4,181	$(27,358)	$26,145	$(4,222)	$332
Net income	—	—	—	2,169	—	97
Other comprehensive income (loss), net of tax	—	—	—	—	334	—
Dividends ($1.56 per share)	—	—	—	(1,263)	—	(53)
Stock-based compensation expense	—	127	—	—	—	—
Shares issued for stock options	—	37	46	—	—	—
Shares issued for restricted stock units	—	(65)	65	—	—	—
Treasury stock acquired	—	—	(804)	—	—	—
Other	—	4	(6)	—	—	6
Balance, September 30, 2025	$1,466	$4,284	$(28,057)	$27,051	$(3,888)	$382

Nine Months Ended September 30, 2024
	Colgate-Palmolive Company Shareholders’ Equity
	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)(1)	Noncontrolling Interests
Balance, December 31, 2023	$1,466	$3,808	$(26,017)	$25,289	$(3,937)	$348
Net income	—	—	—	2,150	—	120
Other comprehensive income (loss), net of tax	—	—	—	—	(136)	(5)
Dividends ($1.98 per share)*	—	—	—	(1,625)	—	(63)
Stock-based compensation expense	—	108	—	—	—	—
Shares issued for stock options	—	273	337	—	—	—
Shares issued for restricted stock units	—	(51)	51	—	—	—
Treasury stock acquired	—	—	(1,284)	—	—	—
Other	—	4	—	—	(1)	1
Balance, September 30, 2024	$1,466	$4,142	$(26,913)	$25,814	$(4,074)	$401
(1) Accumulated other comprehensive income (loss) includes cumulative translation losses of $3,358 at September 30, 2025 ($3,515 at September 30, 2024) and $3,687 at December 31, 2024 ($3,351 at December 31, 2023), respectively, and unrecognized retirement plan and other retiree benefits costs of $586 at September 30, 2025 ($615 at September 30, 2024) and $605 at December 31, 2024 ($647 at December 31, 2023), respectively.
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

3.    Recent Accounting Pronouncements

In September 2025, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2025-07, “Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract.” This ASU refines the scope of the guidance on derivatives in ASC 815 and clarifies the guidance on share-based payments from a customer in ASC 606. This guidance is effective for the Company for fiscal years beginning after December 15, 2026 and is not expected to have an impact on the Company’s Consolidated Financial Statements.

In September 2025, the FASB issued ASU No. 2025-06, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software.” This ASU modernizes the capitalization criteria for internal-use software by eliminating references to project stages and clarifying the threshold applied to begin capitalizing costs. This guidance is effective for the Company for fiscal years beginning after December 15, 2027. The Company is currently assessing the impact of this new guidance.

In July 2025, the FASB issued ASU No. 2025-05, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets.” This ASU permits the Company to elect a practical expedient to assume current conditions as of the balance sheet date will not change for the remaining life of accounts receivable and contract assets when estimating expected credit losses. This guidance is effective for the Company for fiscal years beginning after December 15, 2025 and is not expected to have a material impact on the Company’s Consolidated Financial Statements.

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

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This ASU improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation, and income taxes paid disaggregated by jurisdiction. The guidance was effective for the Company as of January 1, 2025 and the new disclosure requirements will be effective in the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2025. Other than the new disclosure requirements, this guidance will not have an impact on the Company’s Consolidated Financial Statements.

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

Goodwill of $214 was allocated to the Hill’s Pet Nutrition segment. The Company expects that goodwill will be deductible for tax purposes. Other intangible assets acquired include trademarks, customer relationships and product formulations, which have useful lives ranging from five to 15 years.
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
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)
5.    Restructuring and Related Implementation Charges

Strategic Growth and Productivity Program

On July 31, 2025, the Company’s Board of Directors approved a new three-year productivity program to drive future growth and support the Company’s 2030 strategy (the “Strategic Growth and Productivity Program”). The program includes initiatives to better align the Company’s organizational structure to support its strategic initiatives, optimize the Company’s global supply chain to drive agility and efficiencies and simplify and streamline its organizational structure to reduce overhead costs.

The Strategic Growth and Productivity Program is estimated to result in cumulative pre-tax charges, once all initiatives are approved and implemented, totaling between $200 and $300, which is currently estimated to be comprised of the following: employee-related costs, including severance and other termination benefits (65% to 75%) and asset-related costs and other charges (25% to 35%), which include accelerated depreciation, asset write-downs, contract termination and other exit costs. It is estimated that approximately 75% to 85% of the charges will result in cash expenditures and substantially all charges resulting from the program will be incurred by December 31, 2028.

It is estimated that the cumulative pretax charges, once all projects are approved and implemented, will relate to initiatives undertaken in North America (15% to 20%), Latin America (15% to 20%), Europe (10% to 15%), Asia Pacific (10% to 15%), Africa/Eurasia (5% to 10%), Hill’s Pet Nutrition (10% to 15%) and Corporate (10% to 15%).

There were no charges resulting from the Strategic Growth and Productivity Program for the three months ended September 30, 2025.

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

For the nine months ended September 30, 2024, charges resulting from the 2022 Global Productivity Initiative are reflected in the income statement as follows:

Nine Months Ended September 30, 2024
Gross Profit	$19
Selling, general and administrative expenses	4
Other (income) expense, net	54
Total 2022 Global Productivity Initiative charges, pretax	$77

Total 2022 Global Productivity Initiative charges, aftertax	$67

Restructuring and related implementation charges were recorded in the Corporate segment as these initiatives were predominantly centrally directed and controlled and were not included in internal measures of segment operating performance.

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)
The following table summarizes the activity for the restructuring accrual:

	Nine Months Ended September 30, 2025
	Employee-Related Costs	Other	Total
Balance at December 31, 2024	$34	$10	$44
Cash Payments	(11)	(4)	(15)
Foreign exchange	5	—	5
Balance at September 30, 2025	$28	$6	$34

6.    Inventories

Inventories by major class were as follows:

	September 30, 2025	December 31, 2024
Raw materials and supplies	$599	$631
Work-in-process	53	46
Finished goods	1,555	1,431
Total Inventories, net	$2,207	$2,108
Non-current inventory, net	(98)	(121)
Current Inventories, net	$2,109	$1,987

7.    Earnings Per Share

For the three months ended September 30, 2025 and 2024, earnings per share were as follows:

	Three Months Ended
	September 30, 2025			September 30, 2024
	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share
Basic EPS	$735	807.8	$0.91	$737	817.7	$0.90
Stock options and restricted stock units		2.4			4.8
Diluted EPS	$735	810.2	$0.91	$737	822.5	$0.90

For the three months ended September 30, 2025 and 2024, the average number of stock options and restricted stock units that were anti-dilutive and not included in diluted earnings per share calculations were 1,060,609 and 315,441, respectively.

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)
For the nine months ended September 30, 2025 and 2024, earnings per share were as follows:

	Nine Months Ended
	September 30, 2025			September 30, 2024
	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share
Basic EPS	$2,169	810.0	$2.68	$2,150	820.1	$2.62
Stock options and restricted stock units		2.8			4.1
Diluted EPS	$2,169	812.8	$2.67	$2,150	824.2	$2.61
For the nine months ended September 30, 2025 and 2024, the average number of stock options and restricted stock units that were anti-dilutive and not included in diluted earnings per share calculations were 987,780 and 113,356, respectively.

8.    Other Comprehensive Income (Loss)

Additions to and reclassifications out of Accumulated other comprehensive income (loss) attributable to the Company for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cumulative translation adjustments:
Cumulative translation adjustments, pre-tax	$17	$(10)	$228	$(175)
Tax amounts	2	51	101	12
Cumulative translation adjustments, net of tax	19	41	329	(163)
Pension and other benefits:
Net actuarial gain (loss), prior service costs and settlements during the period	5	22	6	21
Amortization of net actuarial loss (gain), transition and prior service costs(1)	8	7	20	22
Retirement Plan and other retiree benefit adjustments, pre-tax	13	29	26	43
Tax amounts	(3)	(8)	(6)	(11)
Retirement Plan and other retiree benefit adjustments, net of tax	10	21	20	32
Cash flow hedges:
Gains (losses) on cash flow hedges, pre-tax	8	(8)	(19)	(6)
Tax amounts	(1)	1	4	1
Gains (losses) on cash flow hedges, net of tax	7	(7)	(15)	(5)
Total Other comprehensive income (loss), net of tax	$36	$55	$334	$(136)
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

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)
9.    Retirement Plans and Other Retiree Benefits

Components of Net periodic benefit cost for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,
	Pension Benefits				Other Retiree Benefits
	United States		International
	2025	2024	2025	2024	2025	2024
Service cost	$1	$1	$4	$3	$2	$2
Interest cost	26	23	8	7	10	8
Expected return on plan assets	(24)	(20)	(7)	(7)	—	—
Amortization of actuarial losses (gains)	10	10	3	2	(5)	(5)
Net periodic benefit cost	$13	$14	$8	$5	$7	$5
Other postretirement charges	—	5	—	—	—	—
Total pension cost	$13	$19	$8	$5	$7	$5

	Nine Months Ended September 30,
	Pension Benefits				Other Retiree Benefits
	United States		International
	2025	2024	2025	2024	2025	2024
Service cost	$1	$1	$13	$11	$5	$6
Interest cost	73	70	24	22	28	26
Expected return on plan assets	(60)	(58)	(19)	(20)	—	—
Amortization of actuarial losses (gains)	28	31	4	4	(12)	(13)
Net periodic benefit cost	$42	$44	$22	$17	$21	$19
Other postretirement charges	—	5	—	—	—	—
ERISA litigation matter(1)	50	—	—	—	—	—
Total pension cost	$92	$49	$22	$17	$21	$19
(1) Refer to Note 10, Contingencies for information regarding the ERISA litigation matter.

For the three and nine months ended September 30, 2025, the Company made contributions to its U.S postretirement plans of $12 and $23, respectively. For the three and nine months ended September 30, 2024, the Company made no contributions to its U.S. postretirement plans.

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

The Brazilian internal revenue authority has disallowed interest deductions and foreign exchange losses taken by the Company’s Brazilian subsidiary for certain years in connection with the financing of the Kolynos acquisition. The tax assessments with interest, penalties and any court-mandated fees, at the current exchange rate, are approximately $112. This amount includes additional assessments received from the Brazilian internal revenue authority in April 2016 relating to net operating loss carryforwards used by the Company’s Brazilian subsidiary to offset taxable income that had also been deducted from the authority’s original assessments. The Company has been disputing the disallowances by appealing the assessments since October 2001.

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

In December 2005, the Brazilian internal revenue authority issued to the Company’s Brazilian subsidiary a tax assessment with interest and any court-mandated fees of approximately $27, at the current exchange rate, based on a claim that certain purchases of U.S. Treasury bills by the subsidiary and their subsequent disposition during the period 2000 to 2001 were subject to a tax on foreign exchange transactions. The Company had been disputing the assessment within the internal revenue authority’s administrative appeals process. However, in November 2015, the Superior Chamber of Administrative Tax Appeals denied the Company’s final administrative appeal, and the Company has filed a lawsuit in the Brazilian federal court. In the event the Company is unsuccessful in this lawsuit, further appeals are available within the Brazilian federal courts. Although there can be no assurances, management believes, based on the opinion of its Brazilian legal

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)
counsel, that it has strong legal grounds to contest the tax assessment and that the Company should ultimately prevail. The Company is challenging this assessment vigorously. In addition, in April 2024, based upon changes in Brazilian tax law, the Company filed a petition in this matter requesting that the penalty portion of the claim be removed. The Brazilian tax authority agreed with the Company’s position and, in March 2025, reduced its claim in this matter.

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

As of September 30, 2025, there were 402 individual cases pending against the Company in state and federal courts throughout the United States, as compared to 383 cases as of June 30, 2025 and 308 cases as of December 31, 2024. During the three months ended September 30, 2025, 49 new cases were filed and 30 cases were resolved by voluntary dismissal or settlement. During the nine months ended September 30, 2025, 164 new cases were filed and 70 cases were resolved by voluntary dismissal, settlement or dismissal by the court. The value of the settlements in the periods presented was not material, either individually or in the aggregate, to such periods’ results of operations.

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

Following the Second Circuit decisions, the Company recorded charges to earnings of $267 in the quarter ended March 31, 2023 and $65 in the quarter ended March 31, 2025 to reflect the then current estimated increase in pension plan liability and other related costs. In the three months ended September 30, 2025, the parties entered into a settlement agreement to fully resolve the litigation for $332, inclusive of attorneys’ fees and costs, and filed a motion for preliminary settlement approval with the District Court. In October 2025, the District Court granted preliminary approval of the settlement, which remains subject to final approval. The final approval hearing has been scheduled for January 2026, at which time the District Court will allocate a portion of the settlement amount for plaintiffs’ attorneys’ fees and costs. The litigation resulted in an increase in the obligations of the Retirement Plan and, based on the current funded status of the Retirement Plan, required immaterial cash contributions by the Company in 2025.

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
Corporate Operating profit (loss) for the nine months ended September 30, 2025 included a charge resulting from the ERISA litigation matter of $15 and acquisition-related costs of $9.
Corporate Operating profit (loss) for the three and nine months ended September 30, 2024 included charges resulting from the 2022 Global Productivity Initiative of $15 and $77, respectively.

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)
The Company’s net sales, significant segment expenses and operating profit, by reportable segment were:

	Three Months Ended September 30, 2025
	Net sales	Cost of Sales	Selling, general and administrative expenses	Other (income) expense, net (1)	Operating Profit
Reportable Segments
Oral, Personal and Home Care
North America	$999	$398	$401	$10	$190
Latin America	1,178	541	303	(2)	337
Europe	801	300	285	7	209
Asia Pacific	714	270	264	(8)	188
Africa/Eurasia	297	118	106	4	68
Total Oral, Personal and Home Care	3,989				992
Pet Nutrition	1,142	457	427	2	255
Reconciliation with Total Company Operating Profit
Corporate					(189)
Total	$5,131				$1,059
Note: Table may not sum due to rounding.
(1) Other (income) expense, net primarily includes amortization of intangible assets and equity income.

	Nine Months Ended September 30, 2025
	Net sales	Cost of Sales	Selling, general and administrative expenses	Other (income) expense, net (1)	Operating Profit
Reportable Segments
Oral, Personal and Home Care
North America	$3,024	$1,178	$1,233	$33	$580
Latin America	3,528	1,555	936	(15)	1,052
Europe	2,228	832	811	20	566
Asia Pacific	2,092	796	746	(22)	573
Africa/Eurasia	863	339	323	12	190
Total Oral, Personal and Home Care	11,735				2,961
Pet Nutrition	3,417	1,356	1,280	4	778
Reconciliation with Total Company Operating Profit
Corporate					(523)
Total	$15,152				$3,214
Note: Table may not sum due to rounding.
(1) Other (income) expense, net primarily includes amortization of intangible assets and equity income.

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

	Three months ended September 30, 2024
	Net sales	Cost of Sales	Selling, general and administrative expenses	Other (income) expense, net (1)	Operating Profit
Reportable Segments
Oral, Personal and Home Care
North America	$1,004	$381	$409	$8	$206
Latin America	1,156	459	325	7	365
Europe	744	275	280	8	181
Asia Pacific	725	269	264	(8)	199
Africa/Eurasia	278	109	99	5	65
Total Oral, Personal and Home Care	3,907				1,016
Pet Nutrition	1,126	463	406	(1)	258
Reconciliation with Total Company Operating Profit
Corporate					(208)
Total	$5,033				$1,065
Note: Table may not sum due to rounding.
(1) Other (income) expense, net primarily includes amortization of intangible assets and equity income.

	Nine Months Ended September 30, 2024
	Net sales	Cost of Sales	Selling, general and administrative expenses	Other (income) expense, net (1)	Operating Profit
Reportable Segments
Oral, Personal and Home Care
North America	$3,076	$1,166	$1,254	$23	$633
Latin America	3,676	1,464	1,023	2	1,187
Europe	2,102	801	777	22	502
Asia Pacific	2,133	814	739	(21)	602
Africa/Eurasia	827	319	301	12	195
Total Oral, Personal and Home Care	11,814				3,119
Pet Nutrition	3,342	1,404	1,239	9	691
Reconciliation with Total Company Operating Profit
Corporate					(605)
Total	$15,156				$3,205
Note: Table may not sum due to rounding.
(1) Other (income) expense, net primarily includes amortization of intangible assets and equity income.

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)
The Company’s Net sales of Oral, Personal and Home Care and Pet Nutrition products accounted for the following percentages of the Company’s Net sales:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net sales
Oral Care	44%	44%	44%	43%
Personal Care	18%	18%	17%	18%
Home Care	16%	16%	16%	17%
Pet Nutrition	22%	22%	23%	22%
Total Net sales	100%	100%	100%	100%

Capital expenditures and depreciation and amortization expense by segment were:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Capital expenditures
Oral, Personal and Home Care
North America	$18	$9	$48	$30
Latin America	46	34	96	80
Europe	18	13	38	33
Asia Pacific	17	22	49	41
Africa/Eurasia	4	3	8	6
Total Oral, Personal and Home Care	103	81	239	190
Pet Nutrition	21	24	64	108
Corporate	31	29	84	79
Total Capital expenditures	$155	$134	$387	$377

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Depreciation and amortization
Oral, Personal and Home Care
North America	$32	$30	$92	$93
Latin America	27	24	78	77
Europe	16	17	48	49
Asia Pacific	19	20	59	60
Africa/Eurasia	3	2	7	6
Total Oral, Personal and Home Care	97	93	284	285
Pet Nutrition	35	33	98	100
Corporate	26	24	75	72
Total Depreciation and amortization	$158	$150	$457	$457

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

The following table summarizes the fair value of the Company’s derivative instruments and other financial instruments which are carried at fair value in the Company’s Condensed Consolidated Balance Sheets at September 30, 2025 and December 31, 2024:

	Assets			Liabilities
	Account	Fair Value		Account	Fair Value
Designated derivative instruments		September 30, 2025	December 31, 2024		September 30, 2025	December 31, 2024
Foreign currency contracts	Other current assets	$22	$33	Other accruals	$30	$22
Commodity contracts	Other current assets	—	—	Other accruals	1	1
Total designated		$22	$33		$31	$23

Other financial instruments
Marketable securities	Other current assets	$193	$160
Total other financial instruments		$193	$160

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)
The carrying amount of cash, cash equivalents, marketable securities, accounts receivable and short-term debt approximated fair value as of September 30, 2025 and December 31, 2024. The estimated fair value of the Company’s total debt as of September 30, 2025 and December 31, 2024, was $7,958 and $7,441, respectively, and the related carrying value was $8,419 and $7,949, respectively. In April 2025, the Company issued $500 of five-year Senior Notes at a fixed coupon rate of 4.20%. The estimated fair value of long-term debt was derived principally from quoted prices on the Company’s outstanding fixed-term notes (Level 2 valuation).

The following tables present the notional values as of:

	September 30, 2025
	Foreign Currency Contracts	Foreign Currency Debt	Commodity Contracts	Total
Fair Value Hedges	$1,875	$—	$—	$1,875
Cash Flow Hedges	1,094	—	16	1,110
Net Investment Hedges	465	4,302	—	4,767

	December 31, 2024
	Foreign Currency Contracts	Foreign Currency Debt	Commodity Contracts	Total
Fair Value Hedges	$1,669	$—	$—	$1,669
Cash Flow Hedges	1,023	—	18	1,041
Net Investment Hedges	289	3,750	—	4,039

The following table presents the location and amount of gain (loss) on fair value hedges recognized in the Company’s Condensed Consolidated Statements of Income for three and nine months ended September 30, 2025 and 2024:

		Gain (Loss) Recognized in Income
	Location of Gain (Loss) Recognized in Income	Three Months Ended September 30,		Nine Months Ended September 30,
		2025	2024	2025	2024
Hedging instruments:
Foreign currency contracts	Selling, general and administrative expenses	$(19)	$23	$110	$1
Total gain (loss) on fair value hedges		$(19)	$23	$110	$1

The amount of gain (loss) recognized in income and Accumulated Other Comprehensive Income (AOCI) associated with cash flow hedges did not have a material impact on the Company’s Condensed Consolidated Financial Statements during the three and nine months ended September 30, 2025 and 2024.

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)
The following table presents the amount of gain (loss) on net investment hedges recognized in the Company’s AOCI for the three and nine months ended September 30, 2025 and 2024:

	Gain (Loss) Recognized in AOCI
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Hedging instruments:
Foreign currency contracts	$(6)	$(4)	$(35)	$20
Foreign currency debt	(10)	(216)	(525)	(82)
Total gain (loss) on net investment hedges	$(16)	$(220)	$(560)	$(62)

13. Supplier Finance Program

The Company has agreements to provide supplier finance programs which facilitate participating suppliers’ ability to finance payment obligations of the Company with designated third-party financial institutions. Participating suppliers may, at their sole discretion, elect to finance one or more payment obligations of the Company prior to their scheduled due dates at a discounted price to participating financial institutions. The Company’s obligations to its suppliers, including amounts due and scheduled payment dates, are not impacted by suppliers’ decisions to finance amounts under these arrangements. The outstanding payment obligations under the Company’s supplier finance programs are included in Accounts Payable in the Condensed Consolidated Balance Sheets and were not material as of September 30, 2025 or December 31, 2024.

14. Income Taxes

The effective income tax rate was 22.8% for the third quarter of 2025 as compared to 21.3% for the third quarter of 2024. The quarterly provision for income taxes is determined based on the Company’s estimated full year effective income tax rate adjusted by the amount of tax attributable to infrequent or unusual items that are separately recognized on a discrete basis in the income tax provision in the quarter in which they occur. The Company’s current estimate of its full year effective income tax rate before discrete period items is 23.3% as compared to 23.7% in the comparable period of 2024.

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
In the third quarter of 2023, the Internal Revenue Service (the “IRS”) issued a notice giving taxpayers temporary relief from the effects of certain U.S. tax regulations that were issued in December 2021 which place greater restrictions on foreign taxes that are creditable against U.S. taxes on foreign source income. This notice allowed taxpayers to defer the application of these new regulations through the end of 2023. In December 2023, the IRS issued further guidance modifying this temporary relief period to the date that a notice or other guidance withdrawing or modifying the temporary relief is issued. The Company will recognize the impact, if any, in the period in which the temporary relief is withdrawn or modified.

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)
The Company has ongoing federal, state and international income tax audits in various jurisdictions and evaluates uncertain tax positions that may be challenged by local tax authorities and not fully sustained. All U.S. federal income tax returns through December 31, 2013 have been audited by the IRS and there are limited matters which the Company plans to appeal for years 2010 through 2013. One such matter relates to the IRS assessment of taxes on the Company by imputing income on certain activities within one of our international operations, which is also under audit for the years 2014 through 2018. There were U.S. Tax Court rulings during 2023 in favor of the IRS against two unrelated third parties on similar matters. In October 2025, in one of those cases, the relevant U.S. Court of Appeals reversed the U.S. Tax Court’s decision and ruled in favor of the taxpayer. The case involving the other third party is still pending. The Company continues to believe that the tax assessment against the Company is without merit. While there can be no assurances, the Company believes this matter will ultimately be decided in favor of the Company. The amount of tax plus interest for the years 2010 through 2018 is estimated to be approximately $162, which is not included in the Company’s uncertain tax positions. In May 2024, the IRS initiated an audit for the years 2019 through 2021.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was enacted, which among other things, implements a 15% minimum tax on book income of certain large corporations effective for years beginning after December 31, 2022. Subsequent to enactment, the U.S. Treasury Department and IRS released proposed regulations relating principally to this 15% minimum tax. Based on the Company’s analysis, these proposed regulations have not had and, if finalized in their current form, are not expected to have an impact on the Company’s Consolidated Financial Statements. The IRS has recently announced its intent to partially withdraw and revise the proposed regulations. The Company will continue to evaluate any additional guidance and clarification that becomes available.

On December 15, 2022, the 27 member states of the European Union (“EU”) reached an agreement on a minimum level of taxation for certain large corporations to pay a minimum corporate tax rate of 15% in every jurisdiction in which they operate. This agreement, which is known as the Minimum Tax Directive (part of the “Pillar II Model Rules”), was supposed to be transposed into the laws of all EU member states by December 31, 2023. Most member states complied, while some were granted extensions of time. In addition, many other jurisdictions outside the EU have implemented a similar minimum tax regime consistent with the policy of the Pillar II Model Rules. Detailed regulations of these minimum tax regimes are still being considered in certain countries and, in some cases, enactment and timing is still uncertain. Based on current legislation and available guidance, apart from a significant additional compliance burden, Pillar II did not have a material impact on the Company’s Consolidated Financial Statements as of September 30, 2025 and the Company does not believe it will have a material impact going forward. However, as these rules and related regulations are revised and implemented, the Company will evaluate the impact, if any, on its Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Executive Overview

Business Organization

Colgate-Palmolive Company (together with its subsidiaries, “we,” “us,” “our,” the “Company” or “Colgate-Palmolive”) is a caring, innovative growth company reimagining a healthier future for all people, their pets and our planet. We seek to deliver consistent compounded earnings per share growth to help drive superior total shareholder return, as well as to provide Colgate-Palmolive people with an innovative and inclusive work environment. We do this by developing and selling science-led products globally that make people’s and their pets’ lives healthier and more enjoyable and by embracing our sustainability and social impact strategy across our organization.

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

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Global Trade Relations

In 2025, the United States issued executive orders imposing tariffs on imports from various countries, including China. The effectiveness of some of the announced tariffs has been delayed, but some have taken effect, including some of the tariffs on goods imported from China. Certain of the announced tariffs are subject to litigation and/or are the subject of ongoing negotiation between the United States and various countries. In some cases, countries have responded to the United States’ tariffs by imposing reciprocal tariffs. The tariffs, to the extent they are in effect, have the effect of increasing the costs to manufacture and/or distribute certain of our products in certain geographies. This trade environment has contributed to inflationary pressures, geopolitical tensions, macroeconomic and market volatility and uncertainty for consumers. This will likely continue to impact the cost of and consumer demand for our products, including as a result of pricing actions we have taken and might have to take to mitigate increased costs. For additional information, see “Outlook” below.

The War in Ukraine

The war in Ukraine, and the related geopolitical tensions, have had and continue to have a significant impact on our operations in Ukraine and Russia, though it has not been material to our Consolidated Financial Statements. We have no manufacturing facilities in Russia. For the nine months ended September 30, 2025, our business in the Eurasia region constituted approximately 1% of our consolidated net sales and approximately 2% of our consolidated operating profit. We have experienced, and expect to continue to experience, risks related to the impact of the war in Ukraine, including increases in the costs and, in certain cases, limitations on the availability of certain raw and packaging materials and commodities (including oil and natural gas), supply chain and logistics challenges, import restrictions, foreign currency volatility and reputational concerns. We also have faced and continue to face challenges to our ability to repatriate cash from Russia and identify banking partners to support our Russian operations and we may face challenges to our ability to protect our assets in Russia. We also continue to monitor the impact of sanctions, export controls and import restrictions.

The Conflict in the Middle East

The conflict in the Middle East has not had a material impact on our Consolidated Financial Statements. Uncertainties and risks remain as to the conflict and its impact on geopolitical relations and stability in North Africa, the wider Middle East and nearby regions. The conflict has impacted and may continue to impact, among other things, supply chain and logistics, the availability and price of raw and packaging materials and commodities such as oil, consumer sentiment and consumption and category growth rates in the region and beyond.

For more information about factors that could impact our business, including with respect to global trade relations, the war in Ukraine and the conflict in the Middle East, refer to Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024.

Business Strategy

To achieve our business and financial objectives, we are focused on delivering consistent compounded earnings per share growth through driving organic sales growth and operational efficiencies and leveraging the strength of our balance sheet. We believe increased household penetration and improved brand health are the keys to consistent organic sales growth and aim to achieve these through science-led, core and premium innovation, pursuing higher-growth adjacent categories and segments and expanding in faster-growing channels and markets. We continue to prioritize our investments in high growth and high margin segments within our Oral Care, Personal Care and Pet Nutrition businesses. We also seek to lead in the development of human capital and to maximize the impact of our sustainability and social impact strategy. We are building and scaling our capabilities in areas such as innovation, digital, data, analytics and artificial intelligence, enabling us to be more responsive in today’s rapidly changing world. We continue to invest behind our brands, including through advertising, and to develop initiatives to build strong relationships with consumers, retailers and dental, veterinary and skin health professionals. We continue to believe that growth opportunities are greater in those areas of the world in which economic development and rising consumer incomes expand the size and number of markets for our products.

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

On July 31, 2025, the Company’s Board of Directors (the “Board”) approved a new three-year productivity program to drive future growth and support the Company’s 2030 strategy (the “Strategic Growth and Productivity Program”). The program includes initiatives to better align the Company’s organizational structure to support its strategic initiatives, optimize the Company’s global supply chain to drive agility and efficiencies and simplify and streamline its organizational structure to reduce overhead costs. The Strategic Growth and Productivity Program is estimated to result in cumulative pre-tax charges, once all initiatives are approved and implemented, totaling between $200 and $300. It is estimated that substantially all charges resulting from the Strategic Growth and Productivity Program will be incurred by December 31, 2028. For more information regarding the Strategic Growth and Productivity Program, see “Restructuring and Related Implementation Charges” below.

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

During the quarter ended March 31, 2025, the Company recorded a charge of $65 following a decision of the United States Court of Appeals for the Second Circuit affirming the ruling of the United States District Court for the Southern District of New York (the “District Court”) on certain calculation issues related to the District Court’s earlier grant of summary judgment to the plaintiffs in a lawsuit under the Employee Retirement Income Security Act, seeking the recalculation of benefits and other relief associated with a 2005 residual annuity amendment to the Colgate-Palmolive Company Employees’ Retirement Income Plan (the “Retirement Plan”). The decision resulted in an increase in the obligations of the Retirement Plan. See Note 10, Contingencies to the Condensed Consolidated Financial Statements for additional information.

Our prior targeted productivity program, known as the “2022 Global Productivity Initiative,” concluded on December 31, 2024. The 2022 Global Productivity Initiative resulted in the reallocation of resources towards our strategic priorities and faster growth businesses, efficiencies in our operations and the streamlining of our supply chain to reduce structural costs. In the nine months ended September 30, 2024, we incurred pretax costs of $77 (aftertax costs of $67) resulting from the 2022 Global Productivity Initiative. See Note 5, Restructuring and Related Implementation Charges to the Condensed Consolidated Financial Statements for additional information.

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

We expect recent developments in trade relations and the imposition of new and/or additional tariffs by the United States and other countries, including following the United States’ 2025 executive orders imposing tariffs on imports from various countries, including China, to continue to contribute to inflationary pressures, geopolitical tensions, macroeconomic and market volatility and uncertainty for consumers. This will likely continue to impact the cost of and consumer demand for our products, including as a result of pricing actions we have taken and might have to take to mitigate increased costs. Based on our current analysis of the effects of the tariffs that have been announced and finalized as of October 29, 2025 (but not including tariffs that have been announced and delayed), we continue to estimate incremental gross costs of approximately $75 in 2025. We are following the dynamic situation closely and continue to evaluate the impact on our business, results of operations, cash flows and financial condition. While we have made and will continue to make efforts to mitigate the impact of these and any additional tariffs imposed by the United States and/or other countries, they have impacted and likely will continue to impact the cost and availability of raw and packaging materials and the price of and/or consumer demand for our products.

Tariffs (or the threat thereof), inflationary pressures, economic and geopolitical uncertainty and high interest rates have negatively impacted and may continue to negatively impact consumer sentiment, consumption or discretionary spending and/or change consumer purchasing patterns, as consumers forego purchasing certain of our products or switch to “private label” or to our lower-priced product offerings. Although we continue to devote significant resources to support our brands and market our products at multiple price points, these changes could reduce demand for and sales volumes of our categories and/or our products or result in a shift in our product mix from higher margin to lower margin product offerings. In light of this challenging environment, we see reduced category growth across our categories on a year-to-date basis, which we expect to continue in the near term.

Given that approximately two-thirds of our Net sales originate in markets outside the U.S., we have experienced and will likely continue to experience volatile foreign currency fluctuations, particularly in Argentina, Nigeria and Türkiye, which are considered hyper-inflationary economies.

We continue to experience higher raw and packaging material costs, including the impact of transactional foreign exchange. While we have taken, and will continue to take, measures to mitigate the effect of these conditions, such as our funding-the-growth and revenue growth management initiatives and the Strategic Growth and Productivity Program, in the current environment it may become increasingly difficult to implement certain of these mitigation strategies. Additionally, inflation has impacted the broader economy with consumers around the world facing widespread rising prices as well as high interest rates resulting from measures to address inflation. Should these conditions persist, they could adversely affect our future results.

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

Looking forward, we believe our new 2030 business strategy and the Strategic Growth and Productivity Program, together with our strong financial condition, experience operating in challenging environments, resilient global supply chain and dedicated and diverse global team, position us well to meet the challenges ahead. Execution of our strategy, together with the Strategic Growth and Productivity Program, will help ensure that we have the capabilities and support we need to achieve our goals in the near term and deliver consistent compounded earnings per share growth over the long term through driving organic sales growth and operational efficiencies and leveraging the strength of our balance sheet. We believe increased household penetration and improved brand health are the keys to consistent organic sales growth and aim to achieve these through science-led, core and premium innovation, pursuing higher-growth adjacent categories and segments and expanding in faster-growing channels and markets. We also seek to lead in the development of human capital and to maximize our sustainability and social impact strategy. Our commitment to these priorities, the strength of our brands, the breadth of our global footprint and a commitment to profitability and driving efficiency in cash generation should position us well to manage through the challenges we face and increase shareholder value over time.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Results of Operations

Three Months

Worldwide Net sales were $5,131 in the third quarter of 2025, up 2.0% from the third quarter of 2024, due to net selling price increases of 2.3% and positive foreign exchange of 1.2%, partially offset by volume declines of 1.5%. The Prime100 acquisition contributed 0.4% to volume. Organic sales (Net sales excluding the impact of foreign exchange, acquisitions and divestments), a non-GAAP financial measure, increased 0.4% in the third quarter of 2025. A reconciliation of net sales growth to organic sales growth is provided under “Non-GAAP Financial Measures” below.

Net sales in the Oral, Personal and Home Care product segment were $3,989 in the third quarter of 2025, up 2.1% from the third quarter of 2024, due to net selling price increases of 2.1% and positive foreign exchange of 1.3%, partially offset by volume declines of 1.3%. Organic sales in the Oral, Personal and Home Care product segment increased 0.9% in the third quarter of 2025.

The Company’s share of the global toothpaste market was 41.2% on a year-to-date basis, down 0.5 share points from the year ago period, and its share of the global manual toothbrush market was 32.4% on a year-to-date basis, up 0.3 share points from the year ago period. Year-to-date market shares in toothpaste were up in Europe and down in North America, Latin America, Asia Pacific and Africa/Eurasia versus the comparable 2024 period. In the manual toothbrush category, year-to-date market shares were up in North America, Europe and Asia Pacific and down in Latin America and Africa/Eurasia versus the comparable 2024 period. For additional information regarding market shares, see “Market Share Information” below.

Net sales in the Hill’s Pet Nutrition segment were $1,142 in the third quarter of 2025, up 1.4% from the third quarter of 2024, due to net selling price increases of 2.9% and positive foreign exchange of 1.1%, partially offset by volume declines of 2.6%. The Prime100 acquisition contributed 1.6% to volume. Organic sales in the Hill’s Pet Nutrition segment decreased 1.3% in the third quarter of 2025, including a negative impact from lower private label pet volume (370 bps).

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Gross Profit/Margin

Worldwide Gross profit decreased to $3,049 in the third quarter of 2025 compared to $3,074 in the third quarter of 2024. Worldwide Gross profit in the third quarter of 2024 included charges resulting from the 2022 Global Productivity Initiative. Excluding these charges, Worldwide Gross profit decreased to $3,049 in the third quarter of 2025 compared to $3,083 in the third quarter of 2024, reflecting lower Gross profit margin of $96, partially offset by an increase of $62 resulting from higher Net sales.

Worldwide Gross profit margin decreased to 59.4% in the third quarter of 2025 from 61.1% in the third quarter of 2024. Excluding charges resulting from the 2022 Global Productivity Initiative in the third quarter of 2024, Gross profit margin decreased to 59.4% in the third quarter of 2025 from 61.3% in the third quarter of 2024. This decrease in Gross profit margin was due to significantly higher raw and packaging material costs (600 bps), partially offset by cost savings from the Company’s funding-the-growth initiatives (290 bps), higher pricing (90 bps) and favorable mix (30 bps).

	Three Months Ended September 30,
	2025	2024
Gross profit, GAAP	$3,049	$3,074
2022 Global Productivity Initiative	—	9
Gross profit, non-GAAP	$3,049	$3,083

	Three Months Ended September 30,
	2025	2024	Basis Point Change
Gross profit margin, GAAP	59.4%	61.1%	(170)
2022 Global Productivity Initiative	—%	0.2%
Gross profit margin, non-GAAP	59.4%	61.3%	(190)

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased to $1,971 in the third quarter of 2025 from $1,979 in the third quarter of 2024. Selling, general and administrative expenses in the third quarter of 2024 included charges resulting from the 2022 Global Productivity Initiative. Excluding these charges, Selling, general and administrative expenses decreased to $1,971 in the third quarter of 2025 from $1,976 in the third quarter of 2024, reflecting decreased advertising investment of $20, partially offset by higher overhead expenses of $15.

Selling, general and administrative expenses as a percentage of Net sales decreased by 90 bps to 38.4% in the third quarter of 2025 as compared to 39.3% in the third quarter of 2024. This decrease was due to decreased advertising investment (70 bps) and lower overhead expenses (20 bps), both as a percentage of Net sales. In the third quarter of 2025, advertising investment decreased as a percentage of Net sales to 13.1% from 13.8% in the third quarter of 2024, or 3% in absolute terms, to $674 as compared with $694 in the third quarter of 2024.

	Three Months Ended September 30,
	2025	2024
Selling, general and administrative expenses, GAAP	$1,971	$1,979
2022 Global Productivity Initiative	—	(3)
Selling, general and administrative expenses, non-GAAP	$1,971	$1,976

	Three Months Ended September 30,
	2025	2024	Basis Point Change
Selling, general and administrative expenses as a percentage of Net sales	38.4%	39.3%	(90)

Other (Income) Expense, Net
Other (income) expense, net was $19 and $30 in the third quarter of 2025 and 2024, respectively. Other (income) expense, net in the third quarter of 2024 included charges resulting from the 2022 Global Productivity Initiative. Excluding these charges, Other (income) expense, net was $27 in the third quarter of 2024.

	Three Months Ended September 30,
	2025	2024
Other (income) expense, net, GAAP	$19	$30
2022 Global Productivity Initiative	—	(3)
Other (income) expense, net, non-GAAP	$19	$27

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Operating Profit

Operating profit decreased 1% to $1,059 in the third quarter of 2025 from $1,065 in the third quarter of 2024. Operating profit in the third quarter of 2024 included charges resulting from the 2022 Global Productivity Initiative. Excluding these charges, Operating profit decreased 2% in the third quarter of 2025 to $1,059 from $1,080 in the third quarter of 2024.

Operating profit margin was 20.6% in the third quarter of 2025, a decrease of 60 bps compared to 21.2% in the third quarter of 2024. Excluding charges resulting from the 2022 Global Productivity Initiative in the third quarter of 2024, Operating profit margin in the third quarter of 2025 decreased 90 bps to 20.6% from 21.5% in the third quarter of 2024. This decrease in Operating profit margin was primarily due to a decrease in Gross profit (190 bps), partially offset by a decrease in Selling, general and administrative expenses (90 bps), both as a percentage of Net sales.

	Three Months Ended September 30,
	2025	2024	% Change
Operating profit, GAAP	$1,059	$1,065	(1)%
2022 Global Productivity Initiative	—	15
Operating profit, non-GAAP	$1,059	$1,080	(2)%

	Three Months Ended September 30,
	2025	2024	Basis Point Change
Operating profit margin, GAAP	20.6%	21.2%	(60)
2022 Global Productivity Initiative	—%	0.3%
Operating profit margin, non-GAAP	20.6%	21.5%	(90)

Non-Service Related Postretirement Costs

Non-service related postretirement costs were $21 in the third quarter of 2025 as compared to $23 in the third quarter of 2024.

Interest Expense

Interest expense was $67 in the third quarter of 2025 as compared to $74 in the third quarter of 2024.

Interest Income

Interest income was $21 in the third quarter of 2025 as compared to $18 in the third quarter of 2024.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Net Income Attributable to Colgate-Palmolive Company and Earnings Per Share

Net income attributable to Colgate-Palmolive Company in the third quarter of 2025 decreased to $735 from $737 in the third quarter of 2024, and Earnings per common share on a diluted basis increased to $0.91 per share in the third quarter of 2025 from $0.90 in the third quarter of 2024. Net Income attributable to Colgate-Palmolive Company in the third quarter of 2024 included charges resulting from the 2022 Global Productivity Initiative.

Excluding charges resulting from the 2022 Global Productivity Initiative in 2024, Net income attributable to Colgate-Palmolive Company in the third quarter of 2025 decreased 2% to $735 from $750 in the third quarter of 2024, and Earnings per common share on a diluted basis in the third quarter of 2025 was flat at $0.91 with the third quarter of 2024.

	Three Months Ended September 30, 2025
	Income Before Income Taxes	Provision For Income Taxes(1)	Net Income Including Noncontrolling Interests	Less: Income Attributable to Noncontrolling Interests	Net Income Attributable To Colgate-Palmolive Company	Diluted Earnings Per Share(2)
As Reported GAAP	$992	$226	$766	$31	$735	$0.91

	Three Months Ended September 30, 2024
	Income Before Income Taxes	Provision For Income Taxes(1)	Net Income Including Noncontrolling Interests	Less: Income Attributable to Noncontrolling Interests	Net Income Attributable To Colgate-Palmolive Company	Diluted Earnings Per Share(2)
As Reported GAAP	$986	$210	$776	$39	$737	$0.90
2022 Global Productivity Initiative	15	2	13	—	13	0.01
Non-GAAP	$1,001	$212	$789	$39	$750	$0.91
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
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Net Sales and Operating Profit by Segment

Oral, Personal and Home Care

North America

	Three Months Ended September 30,
	2025	2024	Change
Net sales	$999	$1,004	(0.4)%
Operating profit	$190	$206	(8)%
% of Net sales	19.0%	20.5%	(150)	bps
Net sales in North America decreased 0.4% in the third quarter of 2025 to $999, driven by volume declines of 0.5%, partially offset by net selling price increases of 0.1% and positive foreign exchange of 0.1%. Organic sales in North America decreased 0.5% in the third quarter of 2025.

The decrease in organic sales in North America in the third quarter of 2025 versus the third quarter of 2024 was due to decreases in Personal Care and Home Care organic sales, partially offset by an increase in Oral Care organic sales. The decrease in Personal Care was primarily due to an organic sales decline in the skin health category. The decrease in Home Care was primarily due to an organic sales decline in the hand dish category. The increase in Oral Care was primarily due to organic sales growth in the manual toothbrush category.

Operating profit in North America decreased 8% in the third quarter of 2025 to $190, or 150 bps to 19.0% as a percentage of Net sales. This decrease in Operating profit as a percentage of Net sales was primarily due to a decrease in Gross profit (190 bps), partially offset by a decrease in Selling, general and administrative expenses (60 bps), both as a percentage of Net sales. This decrease in Gross profit margin was primarily due to significantly higher raw and packaging material costs (430 bps), partially offset by cost savings from the Company’s funding-the-growth initiatives (240 bps). This decrease in Selling, general and administrative expenses was due to decreased advertising investment.

Latin America

	Three Months Ended September 30,
	2025	2024	Change
Net sales	$1,178	$1,156	2.0%
Operating profit	$337	$365	(8)%
% of Net sales	28.6%	31.6%	(300)	bps
Net sales in Latin America increased 2.0% in the third quarter of 2025 to $1,178, driven by net selling price increases of 3.6% and positive foreign exchange of 0.3%, partially offset by volume declines of 1.9%. Organic sales in Latin America increased 1.7% in the third quarter of 2025. Organic sales growth was led by Mexico and Brazil.

The increase in organic sales in Latin America in the third quarter of 2025 versus the third quarter of 2024 was due to increases in Home Care, Oral Care and Personal Care organic sales. The increase in Home Care was primarily due to organic sales growth in the fabric softener and hand dish categories. The increase in Oral Care was primarily due to organic sales growth in the manual toothbrush category. The increase in Personal Care was primarily due to organic sales growth in the shampoo category.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Operating profit in Latin America decreased 8% in the third quarter of 2025 to $337, or 300 bps to 28.6% as a percentage of Net sales. This decrease in Operating profit as a percentage of Net sales was primarily due to a decrease in Gross profit (620 bps), partially offset by a decrease in Selling, general and administrative expenses (250 bps), both as a percentage of Net sales. This decrease in Gross profit was primarily due to significantly higher raw and packaging material costs (1,070 bps), partially offset by cost savings from the Company’s funding-the-growth initiatives (320 bps) and higher pricing. This decrease in Selling, general and administrative expenses was due to decreased advertising investment (130 bps) and lower overhead expenses (110 bps).

Europe

	Three Months Ended September 30,
	2025	2024	Change
Net sales	$801	$744	7.6%
Operating profit	$209	$181	16%
% of Net sales	26.1%	24.3%	180	bps

Net sales in Europe increased 7.6% in the third quarter of 2025 to $801, driven by volume growth of 0.8%, net selling price increases of 0.4% and positive foreign exchange of 6.4%. Organic sales in Europe increased 1.2% in the third quarter of 2025. Organic sales growth was led by the United Kingdom.

The increase in organic sales in Europe in the third quarter of 2025 versus the third quarter of 2024 was primarily due to an increase in Oral Care organic sales. The increase in Oral Care was primarily due to organic sales growth in the toothpaste category.

Operating profit in Europe increased 16% in the third quarter of 2025 to $209, or 180 bps to 26.1% as a percentage of Net sales. This increase in Operating profit as a percentage of Net sales was primarily due to a decrease in Gross profit (40 bps), more than offset by a decrease in Selling, general and administrative expenses (200 bps), both as a percentage of Net sales. This decrease in Gross profit was due to significantly higher raw and packaging material costs (340 bps), partially offset by cost savings from the Company’s funding-the-growth initiatives (250 bps), favorable mix (20 bps) and higher pricing. This decrease in Selling, general and administrative expenses was due to decreased advertising investment (100 bps) and lower overhead expenses (100 bps).

Asia Pacific

	Three Months Ended September 30,
	2025	2024	Change
Net sales	$714	$725	(1.5)%
Operating profit	$188	$199	(6)%
% of Net sales	26.2%	27.4%	(120)	bps
Net sales in Asia Pacific decreased 1.5% in the third quarter of 2025 to $714, driven by volume declines of 3.5% and negative foreign exchange of 0.5%, partially offset by net selling price increases of 2.5%. Organic sales in Asia Pacific decreased 1.0% in the third quarter of 2025. The organic sales decline was driven by the Greater China region and India, partially offset by organic sales growth in the remaining Asia Pacific geographies.

The decrease in organic sales in Asia Pacific in the third quarter of 2025 versus the third quarter of 2024 was primarily due to a decrease in Oral Care organic sales, primarily in the toothpaste category.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Operating profit in Asia Pacific decreased 6% in the third quarter of 2025 to $188, or 120 bps to 26.2% as a percentage of net sales. This decrease in Operating profit as a percentage of Net sales was primarily due to a decrease in Gross profit (60 bps) and an increase in Selling, general and administrative expense (50 bps), both as a percentage of Net sales. This decrease in Gross profit was due to significantly higher raw and packaging material cost (490 bps), partially offset by savings from the Company’s funding-the-growth initiatives (330 bps), higher pricing and favorable mix (10 bps). This increase in Selling, general and administrative expenses was primarily due to higher overhead expenses (90 bps).

Africa/Eurasia

	Three Months Ended September 30,
	2025	2024	Change
Net sales	$297	$278	6.8%
Operating profit	$68	$65	5%
% of Net sales	23.0%	23.4%	(40)	bps
Net sales in Africa/Eurasia increased 6.8% in the third quarter of 2025 to $297, driven by net selling price increases of 7.3% and positive foreign exchange of 0.6%, partially offset by volume declines of 1.1%. Organic sales in Africa/Eurasia increased 6.2% in the third quarter of 2025. Organic sales growth was led by Türkiye.

The increase in organic sales in Africa/Eurasia in the third quarter of 2025 versus the third quarter of 2024 was primarily due to an increase in Oral Care organic sales, primarily in the toothpaste category.

Operating profit in Africa/Eurasia increased 5% in the third quarter of 2025 to $68, while as a percentage of Net sales it decreased by 40 bps to 23.0%. This decrease in Operating profit as a percentage of Net sales was primarily due to a decrease in Gross profit (70 bps), partially offset by a decrease in Other (income) expense, net (40 bps), both as a percentage of Net sales. This decrease in Gross profit was due to significantly higher raw and packaging material costs (550 bps) and unfavorable mix (50 bps), partially offset by higher pricing and cost savings from the Company’s funding-the-growth initiatives (260 bps).

Hill’s Pet Nutrition

	Three Months Ended September 30,
	2025	2024	Change
Net sales	$1,142	$1,126	1.4%
Operating profit	$255	$258	(1)%
% of Net sales	22.4%	22.9%	(50)	bps
Net sales for Hill’s Pet Nutrition increased 1.4% in the third quarter of 2025 to $1,142, driven by net selling price increases of 2.9% and positive foreign exchange of 1.1%, partially offset by volume declines of 2.6%. The Prime100 acquisition contributed 1.6% to volume. Organic sales in Hill’s Pet Nutrition decreased 1.3% in the third quarter of 2025. The organic sales decline was driven by the United States due to the negative impact from lower private label volume (370 bps).

Operating profit in Hill’s Pet Nutrition decreased 1% in the third quarter of 2025 to $255, or 50 bps to 22.4% as a percentage of Net sales. This decrease in Operating profit as a percentage of Net sales was due to an increase in Gross profit (120 bps), more than offset by an increase in Selling, general and administrative expenses (130 bps) and an increase in Other (income) expense, net, (30 bps), all as a percentage of Net sales. This increase in Gross profit was due to cost savings from the Company’s funding-the-growth initiatives (320 bps), favorable mix (160 bps) and higher pricing, partially offset by significantly higher raw and packaging material costs (480 bps). This increase in Selling, general and administrative expenses was due to higher overhead expenses (110 bps) and increased advertising investment (30 bps).

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Corporate

	Three Months Ended September 30,
	2025	2024	Change
Operating profit (loss)	$(189)	$(208)	(9)%
Operating profit (loss) related to Corporate was $(189) in the third quarter of 2025 as compared to $(208) in the third quarter of 2024. In the third quarter of 2024, Corporate Operating profit (loss) included charges resulting from the 2022 Global Productivity Initiative of $15.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Nine months

Worldwide Net sales were $15,152 in the first nine months of 2025 as compared to $15,156 in the first nine months of 2024, due to volume declines of 0.5% and negative foreign exchange of 1.4%, offset by net selling price increases of 1.9%. The Prime100 acquisition contributed 0.2% to volume. Organic sales increased 1.2% in the first nine months of 2025.

Net sales in the Oral, Personal and Home Care product segment were $11,735 in the first nine months of 2025, a decrease of 0.7% as compared to the first nine months of 2024 due to volume declines of 0.4% and negative foreign exchange of 1.8%, partially offset by net selling price increases of 1.6%. Organic sales in the Oral, Personal and Home Care product segment increased 1.2% in the first nine months of 2025.

The increase in organic sales in the first nine months of 2025 versus the first nine months of 2024 was due to an increase in Oral Care organic sales, partially offset by a decrease in Personal Care organic sales. The increase in Oral Care was primarily due to organic sales growth in the toothpaste and manual toothbrush categories. The decrease in Personal Care was primarily due to organic sales declines in the skin health and bar soap categories.

Net sales in the Hill’s Pet Nutrition segment were $3,417 in the first nine months of 2025, an increase of 2.2% from the first nine months of 2024 due to net selling price increases of 3.0% and positive foreign exchange of 0.2%, partially offset by volume declines of 0.9%. The Prime100 acquisition contributed 0.9% to volume. Organic sales in the Hill’s Pet Nutrition segment increased 1.2% in the first nine months of 2025, despite a negative impact from lower private label pet volume (300 bps).

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Net Sales and Operating Profit by Segment

Net sales and Operating profit by segment were as follows:

	Nine Months Ended September 30,
	2025	2024
Net sales
Oral, Personal and Home Care
North America	$3,024	$3,076
Latin America	3,528	3,676
Europe	2,228	2,102
Asia Pacific	2,092	2,133
Africa/Eurasia	863	827
Total Oral, Personal and Home Care	11,735	11,814
Pet Nutrition	3,417	3,342
Total Net sales	$15,152	$15,156

Operating profit
Oral, Personal and Home Care
North America	$580	$633
Latin America	1,052	1,187
Europe	566	502
Asia Pacific	573	602
Africa/Eurasia	190	195
Total Oral, Personal and Home Care	2,961	3,119
Pet Nutrition	778	691
Corporate	(523)	(605)
Total Operating profit	$3,214	$3,205
Note: Table may not sum due to rounding.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Net sales and Organic sales change by division were as follows:

	For the Nine Months Ended September 30, 2025 vs. 2024
Oral, Personal and Home Care	Net Sales	Organic Sales	As Reported Volume(1)	Pricing	Foreign Exchange
North America	(1.7)%	(1.5)%	(1.1)%	(0.4)%	(0.2)%
Latin America	(4.0)%	3.0%	0.5%	2.6%	(7.1)%
Europe	6.0%	2.8%	1.2%	1.6%	3.2%
Asia Pacific	(1.9)%	(1.4)%	(2.9)%	1.5%	(0.6)%
Africa/Eurasia	4.4%	5.2%	0.3%	4.9%	(0.8)%
Total Oral, Personal and Home Care	(0.7)%	1.2%	(0.4)%	1.6%	(1.8)%
Pet Nutrition	2.2%	1.2%	(0.9)%	3.0%	0.2%
Total Company	—%	1.2%	(0.5)%	1.9%	(1.4)%
Note: Table may not sum due to rounding.
(1) The impact of the acquisition of the Prime100 pet food business on as reported volume was 0.9% and 0.2% for Pet Nutrition and Total Company, respectively.
In the first nine months of 2025, Operating profit (loss) related to Corporate was $(523) as compared to $(605) in the first nine months of 2024. Corporate Operating profit (loss) for the first nine months of 2025 included a charge resulting from the ERISA litigation matter of $15 and acquisition-related costs of $9. Corporate Operating profit (loss) for the first nine months of 2024 included charges resulting from the 2022 Global Productivity Initiative of $77.
Gross Profit/Margin
Worldwide Gross profit decreased to $9,105 in the first nine months of 2025 from $9,179 in the first nine months of 2024. Worldwide Gross profit in the first nine months of 2024 included charges resulting from the 2022 Global Productivity Initiative. Excluding these charges, Worldwide Gross profit decreased to $9,105 in the first nine months of 2025 from $9,198 in the first nine months of 2024, primarily reflecting lower Gross profit margin of $91.

Worldwide Gross profit margin decreased to 60.1% in the first nine months of 2025 from 60.6% in the first nine months of 2024. Excluding charges resulting from the 2022 Global Productivity Initiative in the first nine months of 2024, Gross profit margin decreased to 60.1% in the first nine months of 2025 from 60.7% in the first nine months of 2024, due to significantly higher raw and packaging material costs (420 bps), partially offset by cost savings from the Company’s funding-the-growth initiatives (250 bps), higher pricing (70 bps) and favorable mix (30 bps).

	Nine Months Ended September 30,
	2025	2024
Gross profit, GAAP	$9,105	$9,179
2022 Global Productivity Initiative	—	19
Gross profit, non-GAAP	$9,105	$9,198

	Nine Months Ended September 30,
	2025	2024	Basis Point Change
Gross profit margin, GAAP	60.1%	60.6%	(50)
2022 Global Productivity Initiative	—%	0.1%
Gross profit margin, non-GAAP	60.1%	60.7%	(60)

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Selling, General and Administrative Expenses

Selling, general and administrative expenses were flat at $5,833 in the first nine months of 2025 and 2024. Selling, general and administrative expenses in the first nine months of 2025 included a charge resulting from the ERISA litigation matter. Selling, general and administrative expenses in the first nine months of 2024 included charges resulting from the 2022 Global Productivity Initiative. Excluding these charges in both periods, as applicable, Selling, general and administrative expenses decreased to $5,817 in the first nine months of 2025 from $5,829 in the first nine months of 2024, reflecting decreased advertising investment of $52, partially offset by higher overhead expenses of $40.

Selling, general and administrative expenses as a percentage of Net sales was flat at 38.5% in the first nine months of 2025 versus the first nine months of 2024. Excluding charges in both periods, as applicable, Selling, general and administrative expenses as a percentage of Net sales decreased to 38.4% in the first nine months of 2025 from 38.5% in the first nine months of 2024. This decrease was due to decreased advertising investment (40 bps), partially offset by higher overhead expenses (30 bps). In the first nine months of 2025, advertising investment decreased as a percentage of Net sales to 13.3% from 13.7% in the first nine months of 2024, or 3% in absolute terms, to $2,020 as compared to $2,072 in the first nine months of 2024.

	Nine Months Ended September 30,
	2025	2024
Selling, general and administrative expenses, GAAP	$5,833	$5,833
ERISA litigation matter	(15)	—
2022 Global Productivity Initiative	—	(4)
Selling, general and administrative expenses, non-GAAP	$5,817	$5,829
Note: Table may not sum due to rounding.

	Nine Months Ended September 30,
	2025	2024	Basis Point Change
Selling, general and administrative expenses as a percentage of Net sales, GAAP	38.5%	38.5%	—
ERISA litigation matter	(0.1)%	—%
Selling, general and administrative expenses as a percentage of Net sales, non GAAP	38.4%	38.5%	(10)

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Other (Income) Expense, Net

Other (income) expense, net was $58 and $141 in the first nine months of 2025 and 2024, respectively. Other (income) expense, net in the first nine months of 2025 included acquisition-related costs. Other (income) expense, net in the first nine months of 2024 included charges resulting from the 2022 Global Productivity Initiative. Excluding these items in both periods as applicable, Other (income) expense, net was $48 in the first nine months of 2025 and $87 in the first nine months of 2024.

	Nine Months Ended September 30,
	2025	2024
Other (income) expense, net, GAAP	$58	$141
Acquisition-related costs	(9)	—
2022 Global Productivity Initiative	—	(54)
Other (income) expense, net, non-GAAP	$48	$87
Note: Table may not sum due to rounding.
Operating Profit

Operating profit increased to $3,214 in the first nine months of 2025 from $3,205 in the first nine months of 2024. Operating profit in the first nine months of 2025 included a charge resulting from the ERISA litigation matter and acquisition-related costs. Operating profit in the first nine months of 2024 included charges resulting from the 2022 Global Productivity Initiative. Excluding these items in both periods as applicable, Operating profit decreased to $3,240 in the first nine months of 2025 from $3,282 in the first nine months of 2024, primarily due to a decrease in Gross profit, partially offset by a decrease in Other (income) expense, net.

Operating profit margin was 21.2% in the first nine months of 2025, an increase of 10 bps compared to 21.1% in the first nine months of 2024. Excluding the items described above in both periods, as applicable, Operating profit margin was 21.4% in the first nine months of 2025, a decrease of 30 bps compared to 21.7% in the first nine months of 2024, due to a decrease in Gross profit (60 bps), partially offset by a decrease in Other (income) expense, net (30 bps), both as a percentage of Net sales.

	Nine Months Ended September 30,
	2025	2024	% Change
Operating profit, GAAP	$3,214	$3,205	—%
ERISA litigation matter	15	—
Acquisition-related costs	9	—
2022 Global Productivity Initiative	—	77
Operating profit, non-GAAP	$3,240	$3,282	(1)%
Note: Table may not sum due to rounding.

	Nine Months Ended September 30,
	2025	2024	Basis Point Change
Operating profit margin, GAAP	21.2%	21.1%	10
ERISA litigation matter	0.1%	—%
Acquisition-related costs	0.1%	—%
2022 Global Productivity Initiative	—%	0.6%
Operating profit margin, non-GAAP	21.4%	21.7%	(30)

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Non-Service Related Postretirement Costs

Non-service related postretirement costs were $116 and $67 in the first nine months of 2025 and 2024, respectively. Non-service related postretirement costs in the first nine months of 2025 included a charge resulting from the ERISA litigation matter. Excluding this charge, Non-service related postretirement costs were $66 in the first nine months of 2025 and $67 in the first nine months of 2024.

	Nine Months Ended September 30,
	2025	2024
Non-service related postretirement costs, GAAP	$116	$67
ERISA litigation matter	(50)	—
Non-service related postretirement costs, non-GAAP	$66	$67
Interest Expense

Interest expense was $203 and $226 in the first nine months of 2025 and 2024, respectively.
Interest Income

Interest income was $56 and $51 in the first nine months of 2025 and 2024, respectively.

Income Taxes

The effective income tax rate was 22.8% for the third quarter of 2025 as compared to 21.3% for the third quarter of 2024. As reflected in the table below, the non-GAAP effective income tax rate was 22.8% for the third quarter of 2025 as compared to 21.2% for the third quarter of 2024.

The effective income tax rate was 23.2% for the first nine months of 2025 as compared to 23.4% for the first nine months of 2024. As reflected in the table below, the non-GAAP effective income tax rate was 23.2% for the first nine months of 2025 as compared to 23.1% for the first nine months of 2024.

The quarterly provision for income taxes is determined based on the Company’s estimated full year effective income tax rate adjusted by the amount of tax attributable to infrequent or unusual items that are separately recognized on a discrete basis in the income tax provision in the quarter in which they occur. The Company’s current estimate of its full year effective income tax rate before discrete period items is 23.3% as compared to 23.7% in the comparable period of 2024.
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
In the third quarter of 2023, the Internal Revenue Service (the “IRS”) issued a notice giving taxpayers temporary relief from the effects of certain U.S. tax regulations that were issued in December 2021 which place greater restrictions on foreign taxes that are creditable against U.S. taxes on foreign source income. This notice allowed taxpayers to defer the application of these new regulations through the end of 2023. In December 2023, the IRS issued further guidance modifying this temporary relief period to the date that a notice or other guidance withdrawing or modifying the temporary relief is issued. The Company will recognize the impact, if any, in the period in which the temporary relief is withdrawn or modified.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was enacted, which among other things, implements a 15% minimum tax on book income of certain large corporations effective for years beginning after December 31, 2022. Subsequent to enactment, the U.S. Treasury Department and the IRS released proposed regulations relating principally to this 15% minimum tax. Based on the Company’s analysis, these proposed regulations have not had and, if finalized in their current form, are not expected to have an impact on the Company’s Consolidated Financial Statements. The IRS has recently announced its intent to partially withdraw and revise the proposed regulations. The Company will continue to evaluate any additional guidance and clarification that becomes available.
On December 15, 2022, the 27 member states of the European Union (“EU”) reached an agreement on a minimum level of taxation for certain large corporations to pay a minimum corporate tax rate of 15% in every jurisdiction in which they operate. This agreement, which is known as the Minimum Tax Directive (part of the “Pillar II Model Rules”), was supposed to be transposed into the laws of all EU member states by December 31, 2023. Most member states complied, while some were granted extensions of time. In addition, many other jurisdictions outside the EU have implemented a similar minimum tax regime consistent with the policy of the Pillar II Model Rules. Detailed regulations of these minimum tax regimes are still being considered in certain countries and, in some cases, enactment and timing is still uncertain. Based on current legislation and available guidance, apart from a significant additional compliance burden, Pillar II did not have a material impact on the Company’s Consolidated Financial Statements as of September 30, 2025 and the Company does not believe it will have a material impact going forward. However, as these rules and related regulations are revised and implemented, the Company will evaluate the impact, if any, on its Consolidated Financial Statements.
The Company has ongoing federal, state and international income tax audits in various jurisdictions and evaluates uncertain tax positions that may be challenged by local tax authorities and not fully sustained. All U.S. federal income tax returns through December 31, 2013 have been audited by the IRS and there are limited matters which the Company plans to appeal for years 2010 through 2013. One such matter relates to the IRS assessment of taxes on the Company by imputing income on certain activities within one of our international operations, which is also under audit for the years 2014 through 2018. There were U.S. Tax Court rulings during 2023 in favor of the IRS against two unrelated third parties on similar matters. In October 2025, in one of those cases, the relevant U.S. Court of Appeals reversed the U.S. Tax Court’s decision and ruled in favor of the taxpayer. The case involving the other third party is still pending. The Company continues to believe that the tax assessment against the Company is without merit. While there can be no assurances, the Company believes this matter will ultimately be decided in favor of the Company. The amount of tax plus interest for the years 2010 through 2018 is estimated to be approximately $162, which is not included in the Company’s uncertain tax positions. In May 2024, the IRS initiated an audit for the years 2019 through 2021.

	Three Months Ended September 30,
	2025			2024
	Income Before Income Taxes	Provision For Income Taxes(1)	Effective Income Tax Rate(2)	Income Before Income Taxes	Provision For Income Taxes(1)	Effective Income Tax Rate(2)
As Reported GAAP	$992	$226	22.8%	$986	$210	21.3%
2022 Global Productivity Initiative	—	—	—	15	2	(0.1)%
Non-GAAP	$992	$226	22.8%	$1,001	$212	21.2%

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

	Nine Months Ended September 30,
	2025			2024
	Income Before Income Taxes	Provision For Income Taxes(1)	Effective Income Tax Rate(2)	Income Before Income Taxes	Provision For Income Taxes(1)	Effective Income Tax Rate(2)
As Reported GAAP	$2,951	$685	23.2%	$2,963	$693	23.4%
ERISA litigation matter	65	12	—	—	—	—
Acquisition-related costs	9	2	—	—	—	—
2022 Global Productivity Initiative	—	—	—	77	10	(0.3)%
Non-GAAP	$3,027	$702	23.2%	$3,040	$703	23.1%
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

Net Income Attributable to Colgate-Palmolive Company and Earnings Per Share

Net income attributable to Colgate-Palmolive Company in the first nine months of 2025 increased to $2,169 from $2,150 in the comparable 2024 period. Earnings per common share on a diluted basis increased to $2.67 in the first nine months of 2025 from $2.61 in the comparable 2024 period. Net income attributable to Colgate-Palmolive Company in the first nine months of 2025 included a charge resulting from the ERISA litigation matter and acquisition-related costs. Net income attributable to Colgate-Palmolive Company in the first nine months of 2024 included charges resulting from the 2022 Global Productivity Initiative.

Excluding the items described above in both periods as applicable, Net income attributable to Colgate-Palmolive Company in the first nine months of 2025 increased to $2,228 from $2,217 in the first nine months of 2024, and Earnings per common share on a diluted basis increased 2% to $2.74 in the first nine months of 2025 from $2.69 in the first nine months of 2024.

	Nine Months Ended September 30, 2025
	Income Before Income Taxes	Provision For Income Taxes(1)	Net Income Including Noncontrolling Interests	Less: Income Attributable to Noncontrolling Interests	Net Income Attributable To Colgate-Palmolive Company	Diluted Earnings Per Share(2)
As Reported GAAP	$2,951	$685	$2,266	$97	$2,169	$2.67
ERISA litigation matter	65	12	53	—	53	0.06
Acquisition-related costs	9	2	7	—	7	0.01
Non-GAAP	$3,027	$702	$2,325	$97	$2,228	$2.74

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
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Restructuring and Related Implementation Charges

Strategic Growth and Productivity Program

On July 31, 2025, the Board approved the Strategic Growth and Productivity Program. The program includes initiatives to better align the Company’s organizational structure to support its strategic initiatives, optimize the Company’s global supply chain to drive agility and efficiencies and simplify and streamline its organizational structure to reduce overhead costs.

The Strategic Growth and Productivity Program is estimated to result in cumulative pre-tax charges, once all initiatives are approved and implemented, totaling between $200 and $300, which is currently estimated to be comprised of the following: employee-related costs, including severance and other termination benefits (65% to 75%) and asset-related costs and other charges (25% to 35%), which include accelerated depreciation, asset write-downs, contract termination and other exit costs. It is estimated that approximately 75% to 85% of the charges will result in cash expenditures and substantially all charges resulting from the program will be incurred by December 31, 2028.

It is estimated that the cumulative pretax charges, once all projects are approved and implemented, will relate to initiatives undertaken in North America (15% to 20%), Latin America (15% to 20%), Europe (10% to 15%), Asia Pacific (10% to 15%), Africa/Eurasia (5% to 10%), Hill’s Pet Nutrition (10% to 15%) and Corporate (10% to 15%).

There were no charges resulting from the Strategic Growth and Productivity Program for the three months ended September 30, 2025.

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

Net sales growth (GAAP) and organic sales growth (Net sales growth excluding the impact of foreign exchange, acquisitions and divestments) (non-GAAP) are discussed in this Quarterly Report on Form 10-Q. Management believes the organic sales growth measure provides investors and analysts with useful supplemental information regarding the Company’s underlying sales trends by presenting sales growth excluding the external factor of foreign exchange, as well as the impact of acquisitions and divestments, as applicable. A reconciliation of organic sales growth to Net sales growth for the three and nine months ended September 30, 2025 is provided below.

Gross profit, Gross profit margin, Selling, general and administrative expenses, Selling, general and administrative expenses as a percentage of Net sales, Other (income) expense, net, Operating profit, Operating profit margin, Non-service related postretirement costs, Effective income tax rate, Net income attributable to Colgate-Palmolive Company and Earnings per share on a diluted basis are discussed in this Quarterly Report on Form 10-Q both on a GAAP basis and excluding, as applicable, charges resulting from the ERISA litigation matter and the 2022 Global Productivity Initiative and acquisition-related costs. These non-GAAP financial measures exclude items that, either by their nature or amount, management would not expect to occur as part of the Company’s normal business on a regular basis, such as restructuring charges, charges for certain litigation and tax matters, acquisition-related costs, gains and losses from certain divestitures and certain other unusual, non-recurring items. Investors and analysts use these financial measures in assessing the Company’s business performance, and management believes that presenting these financial measures on a non-GAAP basis provides them with useful supplemental information to enhance their understanding of the Company’s underlying business performance and trends. These non-GAAP financial measures also enhance the ability to compare period-to-period financial results. A reconciliation of each of these non-GAAP financial measures to the most directly comparable GAAP financial measures for the three and nine months ended September 30, 2025 and 2024 is presented within the applicable section of Results of Operations.

The following tables provide a quantitative reconciliation of Net sales growth to organic sales growth for the three and nine months ended September 30, 2025:

Three Months Ended September 30, 2025	Net Sales Growth (GAAP)	Foreign Exchange Impact	Acquisitions and Divestments Impact	Organic Sales Growth (Non-GAAP)
Oral, Personal and Home Care
North America	(0.4)%	0.1%	—%	(0.5)%
Latin America	2.0%	0.3%	—%	1.7%
Europe	7.6%	6.4%	—%	1.2%
Asia Pacific	(1.5)%	(0.5)%	—%	(1.0)%
Africa/Eurasia	6.8%	0.6%	—%	6.2%
Total Oral, Personal and Home Care	2.1%	1.3%	—%	0.9%
Pet Nutrition	1.4%	1.1%	1.6%	(1.3)%
Total Company	2.0%	1.2%	0.4%	0.4%
Note: Table may not sum due to rounding.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Nine Months Ended September 30, 2025	Net Sales Growth (GAAP)	Foreign Exchange Impact	Acquisitions and Divestments Impact	Organic Sales Growth (Non-GAAP)
Oral, Personal and Home Care
North America	(1.7)%	(0.2)%	—%	(1.5)%
Latin America	(4.0)%	(7.1)%	—%	3.0%
Europe	6.0%	3.2%	—%	2.8%
Asia Pacific	(1.9)%	(0.6)%	—%	(1.4)%
Africa/Eurasia	4.4%	(0.8)%	—%	5.2%
Total Oral, Personal and Home Care	(0.7)%	(1.8)%	—%	1.2%
Pet Nutrition	2.2%	0.2%	0.9%	1.2%
Total Company	—%	(1.4)%	0.2%	1.2%
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

Cash Flow

Net cash provided by operations decreased 3% to $2,745 in the first nine months of 2025, compared to $2,838 in the first nine months of 2024, primarily due to changes in working capital. The Company’s working capital was (4.0%) as a percentage of Net sales as of September 30, 2025 as compared to (3.6%) as of September 30, 2024. The Company defines working capital as the difference between current assets (excluding Cash and cash equivalents and marketable securities, the latter of which is reported in Other current assets) and current liabilities (excluding short-term debt).

Investing activities used $714 of cash in the first nine months of 2025, compared to $454 in the first nine months of 2024. Investing activities in the first nine months of 2025 included the Company’s acquisition of Care TopCo Pty Ltd, the owner of the Prime100 pet food business, as discussed in Note 4, Acquisitions to the Condensed Consolidated Financial Statements.

Capital expenditures were $387 in the first nine months of 2025, compared to $377 in the first nine months of 2024. Capital expenditures for 2025 are expected to be approximately 3.0% of Net sales. The Company continues to focus its capital spending on projects that are expected to yield high aftertax returns.

Financing activities used $1,895 of cash during the first nine months of 2025, compared to $2,110 used in the first nine months of 2024. The decrease in cash used for financing activities was primarily due to proceeds from the issuance of debt in the first nine months of 2025 and lower share repurchases compared with the comparable period of 2024. This was partially offset by lower proceeds from the exercise of stock options compared with the comparable period of 2024.

Total debt increased to $8,419 as of September 30, 2025, as compared to $7,949 as of December 31, 2024. During the first quarter of 2024, the Company redeemed at maturity $500 of ten-year Medium-Term Notes with a fixed coupon of 3.25%. During the second quarter of 2025, the Company redeemed at maturity $130 of 30-year Medium-Term Notes with a fixed coupon of 7.60%. During the third quarter of 2025, the Company redeemed at maturity $500 of three-year Senior Notes with a fixed coupon of 3.10%. These redemptions were financed with commercial paper borrowings.

In April 2025, the Company issued $500 of five-year Senior Notes at a fixed coupon rate of 4.20%. The Company’s debt issuances support the Company’s capital structure objectives of funding its business and growth initiatives while minimizing its risk-adjusted cost of capital.

Domestic and foreign commercial paper outstanding was $1,289 and $936 as of September 30, 2025 and December 31, 2024, respectively. The average daily balances outstanding for commercial paper in the first nine months of 2025 and 2024 were $1,733 and $1,754, respectively. The Company classifies commercial paper and certain long-term debt that is subject to a put option as long-term debt when it has the intent and ability to refinance such obligations on a long-term basis, including, if necessary, by utilizing its available lines of credit.

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

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Cash and cash equivalents increased $183 during the first nine months of 2025 to $1,279 at September 30, 2025, compared to $1,096 at December 31, 2024, the majority of which ($1,256 and $1,059, respectively) was held by the Company’s foreign subsidiaries.

For additional information regarding liquidity and capital resources, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Intangible Assets

As of the date of the annual goodwill and indefinite-lived impairment test, the fair value of the skin health reporting unit and one of the Company’s indefinite-lived trademark intangible assets exceeded their carrying values by less than 20%.

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

Cautionary Statement on Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the SEC in its rules, regulations and releases that set forth anticipated results based on management’s current plans and assumptions. Such statements may relate, for example, to sales or volume growth, net selling price increases, organic sales growth, profit or profit margin levels, earnings per share levels, financial goals, category growth rates, the impact of foreign exchange, the impact of tariffs, the impact of geopolitical conflicts and tensions, such as the war in Ukraine, the conflict in the Middle East, tensions between China and Taiwan and global trade relations, cost reduction plans (including the Strategic Growth and Productivity Program), tax rates, interest rates, new product introductions, digital capabilities, commercial investment levels, acquisitions, divestitures, share repurchases or legal or tax proceedings, among other matters. These statements are made, except as otherwise noted with respect to tariffs, on the basis of the Company’s views and assumptions as of October 31, 2025 and the Company undertakes no obligation to update these statements whether as a result of new information, future events or otherwise, except as required by law or by the rules and regulations of the SEC. Moreover, the Company does not nor does any other person assume responsibility for the accuracy and completeness of these statements. The Company cautions investors that any such forward-looking statements are not guarantees of future performance and that actual events or results may differ materially from these statements. Actual events or results may differ materially because of factors that affect international businesses and global economic conditions, as well as matters specific to the Company and the markets it serves, including the uncertain macroeconomic and political environment in different countries, including as a result of inflation and high interest rates, and their effect on consumer sentiment and spending, foreign currency rate fluctuations, exchange controls, import restrictions, tariffs, sanctions, price or profit controls, labor relations, changes in foreign or domestic laws or regulations or their interpretation, political and fiscal developments, including changes in trade, tax and immigration policies, increased competition and evolving competitive practices, the ability to operate and respond effectively during a pandemic, epidemic or widespread public health concern, the ability to manage disruptions in our global supply chain and/or key office facilities, the ability to manage the availability and cost of raw and packaging materials and logistics costs, the ability to maintain or increase selling prices as needed, changes in the policies of retail trade customers, the emergence of alternative retail channels, the growth of eCommerce and the rapidly changing retail landscape, the ability to develop innovative new products and successfully adopt new technologies (such as artificial intelligence), the ability to continue lowering costs and operate in an agile manner, the ability to maintain the security of our information and operational technology systems from a cybersecurity incident or data breach, the ability to address the effects of climate change and achieve our sustainability and social impact goals, the ability to complete acquisitions and divestitures as planned, the ability to successfully integrate acquired businesses, the ability to attract and retain key employees, the uncertainty of the outcome of legal proceedings, whether or not the Company believes they have merit, and the ability to address uncertain or unfavorable global economic conditions, including inflation, disruptions in the credit markets and tax matters. For information about these and other factors that could impact the Company’s business and cause actual results to differ materially from forward-looking statements, refer to the Company’s filings with the SEC (including, but not limited to, the information set forth under the captions “Risk Factors” and “Cautionary Statement on Forward-Looking Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 and subsequent filings with the SEC).

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

COLGATE-PALMOLIVE COMPANY

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chairman of the Board, President and Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2025 (the “Evaluation”). Based upon the Evaluation, the Company’s Chairman of the Board, President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) are effective.

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

The following table shows the stock repurchase activity for the three months in the quarter ended September 30, 2025:

Month	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(3) (in millions)
July 1 through 31, 2025	753,391	$88.37	749,935	$4,678
August 1 through 31, 2025	1,141,904	$84.65	1,140,400	$4,581
September 1 through 30, 2025	1,512,826	$82.40	1,162,524	$4,485
Total	3,408,121	$84.47	3,052,859

(1) Includes share repurchases under the 2025 Program and those associated with certain employee elections under the Company’s compensation and benefit programs.
(2) The difference between the total number of shares purchased and the total number of shares purchased as part of publicly announced plans or programs is 355,262 shares, which represents shares deemed surrendered to the Company to satisfy certain employee elections under the Company’s compensation and benefit programs.
(3) Includes approximate dollar value of shares that were available to be purchased under the publicly announced plans or programs that were in effect as of September 30, 2025.

COLGATE-PALMOLIVE COMPANY

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not Applicable.

Item 5.    Other Information

(c) Trading Plans

No director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, during the three months ended September 30, 2025.

COLGATE-PALMOLIVE COMPANY

Item 6.    Exhibits

Exhibit No.	Description
10-A	Form of Nonqualified Option Award Agreement used in connection with grants under the Colgate-Palmolive Company 2019 Incentive Compensation Plan.* **

10-B	Form of Restricted Stock Unit Award Agreement used in connection with grants under the Colgate-Palmolive Company 2019 Incentive Compensation Plan.* **

31-A	Certificate of the Chairman of the Board, President and Chief Executive Officer of Colgate-Palmolive Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.**

31-B	Certificate of the Chief Financial Officer of Colgate-Palmolive Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.**

32
Certificate of the Chairman of the Board, President and Chief Executive Officer and the Chief Financial Officer of Colgate-Palmolive Company pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350.***

101
The following materials from Colgate-Palmolive Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2025, formatted in Inline eXtensible Business Reporting Language (Inline XBRL): (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Changes in Shareholders’ Equity; and (vi) Notes to Condensed Consolidated Financial Statements.

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

COLGATE-PALMOLIVE COMPANY
(Registrant)

Principal Executive Officer:

October 31, 2025	/s/ Noel Wallace
Noel Wallace
Chairman of the Board, President and Chief Executive Officer

Principal Financial Officer:

October 31, 2025	/s/ Stanley J. Sutula III
Stanley J. Sutula III
Chief Financial Officer

Principal Accounting Officer:

October 31, 2025	/s/ Gregory O. Malcolm
Gregory O. Malcolm
Executive Vice President, Controller