Form 10-K
period 2025-12-31
COLGATE PALMOLIVE CO
filed 2026-02-23
CIK 21665

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended December 31, 2025
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                  to                          .
Commission File Number 1-644

COLGATE-PALMOLIVE COMPANY
(Exact name of registrant as specified in its charter)

Delaware		13-1815595
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
300 Park Avenue
New York,	New York	10022
(Address of principal executive offices)		(Zip Code)
Registrant’s telephone number, including area code 212-310-2000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $1.00 par value	CL	New York Stock Exchange
0.500% Notes due 2026	CL26	New York Stock Exchange
0.300% Notes due 2029	CL29	New York Stock Exchange
1.375% Notes due 2034	CL34	New York Stock Exchange
3.250% Notes due 2035	CL35	New York Stock Exchange
0.875% Notes due 2039	CL39	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
If securities are registered pursuant to Section 12(b) of the Exchange Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of Colgate-Palmolive Company Common Stock held by non-affiliates as of June 30, 2025 (the last business day of its most recently completed second quarter) was approximately $73.4 billion.
There were 801,548,028 shares of Colgate-Palmolive Company Common Stock outstanding as of January 31, 2026.
DOCUMENTS INCORPORATED BY REFERENCE:

Documents	Form 10-K Reference
Portions of Proxy Statement for the 2026 Annual Meeting of Stockholders	Part III, Items 10 through 14

Colgate-Palmolive Company

PART I

ITEM 1.    BUSINESS

General Development of the Business

Colgate-Palmolive Company (together with its subsidiaries, “we,” “us,” “our,” the “Company” or “Colgate-Palmolive”) is a caring, innovative growth company united behind our purpose to reimagine a healthier future for all people, their pets and our planet. To achieve our business and financial objectives and deliver peer-leading performance and total shareholder return, we are focused on driving organic sales growth; delivering consistent, compounded earnings per share growth; achieving operational efficiencies; and driving growth in free cash flow along with the efficient use of our balance sheet. We do this by leveraging the global reach and penetration of our brands; building the incremental benefit of superior, science-based innovation supported by an agile and resilient supply chain; harnessing the power of best-in-class omni-channel demand generation; leading in capabilities such as data, analytics and artificial intelligence (“AI”); and evolving our high-impact, inclusive culture. Our products are marketed in over 200 countries and territories throughout the world. Colgate-Palmolive was founded in 1806 and incorporated under the laws of the State of Delaware in 1923.

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

Sales of Oral, Personal and Home Care products accounted for 44%, 17% and 16%, respectively, of our total worldwide Net sales in 2025. Geographically, Oral Care is a substantial part of our business in Asia Pacific.

Through our Hill’s Pet Nutrition segment (“Hill’s” or “Pet Nutrition”), we are a leader in specialty pet nutrition products for dogs and cats with products marketed in over 80 countries and territories worldwide. Hill’s markets pet foods primarily under three brands. Hill’s Science Diet, which is called Hill’s Science Plan in Europe, is a range of products for everyday nutritional needs. Hill’s Prescription Diet is a range of therapeutic pet foods to help nutritionally support dogs and cats in different stages of health. Prime100 is a leading fresh pet food brand sold to pet specialty and other retailers in Australia. Sales of Pet Nutrition products accounted for 23% of our total worldwide Net sales in 2025.

For more information regarding our worldwide Net sales by product category, refer to Note 1, Nature of Operations and Note 14, Segment Information to the Consolidated Financial Statements.

For additional information regarding market share data, see “Market Share Information” in Part II, Item 7 of this report.

Distribution; Raw Materials; Competition; Trademarks and Patents

Our Oral, Personal and Home Care products are sold to a variety of retailers, wholesalers and distributors worldwide. Pet Nutrition products are sold by authorized pet supply retailers, veterinarians and eCommerce retailers. Certain of our products are also sold direct-to-consumer. Our sales to Walmart, Inc. and its affiliates represented approximately 11% of our Net sales in 2025. No other customer represented more than 10% of our Net sales in 2025. We support our products with advertising, promotion and other marketing (with increasing emphasis on digital) to build awareness and trial of our products. Our products are marketed by a direct sales force at individual operating subsidiaries or business units and by distributors or brokers.

The majority of raw and packaging materials used in our products is purchased from other companies and is available from several sources. No single raw or packaging material represents, and no single supplier provides, a significant portion of our total material requirements. We do, however, purchase certain key raw and packaging materials from single-source suppliers or a limited number of suppliers. For certain materials, new suppliers may have to be qualified under industry, governmental and/or Colgate-Palmolive standards (including those relating to responsible sourcing), which can require additional investment and/or take a significant period of time. Raw and packaging material commodities, such as resins, essential oils, tropical oils, pulp, tallow, corn, poultry and soybeans, are subject to market price variations. For further information regarding the impact of changes in commodity prices, see Item 1A, “Risk Factors - Volatility in material and other costs has in the past and may continue to adversely impact our profitability” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our products are sold in a highly competitive global omni-channel marketplace that is increasingly defined by the integration of traditional and digital retail operations and evolving consumer purchasing behaviors and preferences, as consumers continue to shop online and increasingly through social commerce and with the assistance of AI. The increased presence of alternative retail channels, such as subscription services and direct-to-customer businesses, has also intensified competition for consumer attention. We sell our products to a variety of customers, including large-format retailers, discounters and eCommerce retailers; our growth is increasingly dependent on our ability to generate consumer demand across key touchpoints in the omni-channel ecosystem whether through traditional retail, eCommerce, social media or digital. We are also increasingly dependent on certain key retailers, some of which exercise greater bargaining strength than we do, including the exclusive access to valuable first-party consumer data and analytics.

We face vigorous competition worldwide. Products similar to ours are available from multinational and local competitors in the United States and around the world. Certain of our competitors may have greater resources than we do or be more agile than we are. Private label brands sold by retailers are also a source of competition for certain of our products. In addition, the substantial growth in eCommerce and the use of AI have encouraged the entry of new competitors, some of which sell products direct-to-consumer. We face competition in several aspects of our business, including pricing, promotional activities, new product introductions and expansion into new geographies and channels.

We consider trademarks to be material to our business. We follow a practice of seeking trademark protection in the United States and throughout the world where our products are sold. Principal global and regional trademarks include Colgate, Palmolive, Darlie, elmex, hello, meridol, Sorriso, Tom’s of Maine, EltaMD, Filorga, Irish Spring, Lady Speed Stick, PCA SKIN, Protex, Sanex, Softsoap, Speed Stick, Ajax, Axion, Fabuloso, Murphy, Soupline and Suavitel, as well as Hill’s Science Diet, Hill’s Prescription Diet and Prime100. Our rights in these trademarks endure for as long as they are used and/or registered. Although we actively develop and maintain a portfolio of patents, no single patent is considered significant to the business as a whole.

Government Regulations

As a global company, we are subject to extensive governmental regulations, including environmental rules and regulations, in the United States and abroad. The most significant government regulations that impact our business are discussed below. We are also subject to laws and regulations relating to sustainability, labor and employment practices, AI and taxation. It is our policy and practice to comply with all government regulations applicable to our business. In 2025, compliance with these regulations did not have, and we do not expect such compliance in the future to have, a material adverse effect on our capital expenditures, earnings or competitive position. For further discussion of how global legal and regulatory requirements may impact our business, see Part I, Item 1A, “Risk Factors.”

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

Anti-Corruption, Anti-Bribery, Commercial Bribery and Competition: We are subject to anti-corruption laws and regulations, including the U.S. Foreign Corrupt Practices Act and other laws that generally prohibit the making or offering of improper payments to foreign government officials and political figures for the purpose of obtaining or retaining business or to gain an unfair business advantage, and laws that prohibit commercial bribery. In addition, our selling practices are regulated by competition law authorities in the United States and abroad.

Privacy and Data Protection: Our collection, storage, transfer and/or processing of customer, consumer, employee, vendor and other stakeholder information and personal data is subject to data protection laws and regulations in the United States and abroad, including the California Consumer Privacy Act in California, the General Data Protection Regulation in the European Union and other emerging regulations in other jurisdictions in which we operate.

Trade Regulations and Compliance: We are subject to laws and sanctions imposed by the United States, including those imposed by the U.S. Treasury Department’s Office of Foreign Asset Control (“OFAC”) and/or by other jurisdictions that may prohibit us or certain of our affiliates from doing business in certain countries or restrict the kind of business that may be conducted. We are also subject to customs and trade laws and regulations and international trade agreements, including those relating to the import or export of our products, ingredients and raw and packaging materials and tariffs. For information regarding the impact of geopolitical events and tensions, wars and military conflicts and developments in global trade relations, refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Executive Overview.”

Human Capital Management

Human capital matters at Colgate-Palmolive are managed by our Global Human Resources function, led by our Chief Human Resources Officer, with oversight from the Personnel and Organization Committee of our Board of Directors (the “Board”). As of December 31, 2025, we had approximately 33,600 employees based in over 100 countries. Approximately two-thirds of our revenues are generated from markets outside the United States and over 84% of our employees are located outside the United States. Approximately 33% of our employees are based in Asia Pacific, 31% are based in Latin America, 17% are based in North America, 15% are based in Europe and 4% are based in Africa/Eurasia. Our global workforce covers a broad range of functions, from manufacturing employees to management personnel and certain of our employees are represented by unions or works councils.

Colgate-Palmolive’s Culture and Core Values

Colgate-Palmolive’s purpose is to reimagine a healthier future for all people, their pets and our planet. We believe Colgate-Palmolive people are crucial to our ongoing business success and aim to recruit, develop and retain strong talent with diverse backgrounds and perspectives. Evolving our high-impact, inclusive culture – where all Colgate-Palmolive people can reach their full potential – is a key focus of our 2030 business strategy.

As the owner of the world’s most penetrated brand, our business success relies on our ability to market our brands to consumers around the world. As a truly global company, with employees in over 100 countries, it is important that our employees reflect the communities in which we live and work. We believe having a workforce that can speak to our consumers in an authentic manner enables us to increase our household penetration, an important part of our business strategy. We are committed to fostering a sense of belonging that embodies our purpose and values, which are essential to how we drive innovation and growth. We celebrate differences, emphasize the importance of inclusion and belonging for everyone and value the contributions of all Colgate-Palmolive people. At Colgate-Palmolive, we are proud of our collaborative spirit - what we call The Power of WE.

Colgate-Palmolive people, working around the world, share a commitment to our three corporate values - We are Caring, We are Inclusive and We are Courageous. By encouraging Colgate-Palmolive people to be more caring, inclusive and courageous every day, our goal is to create a healthier future for ourselves and others. Underlying these values and our strong culture is the commitment of all Colgate-Palmolive people to maintain the highest ethical standards and demonstrate ethical leadership, including compliance with Colgate-Palmolive policies and our Code of Conduct.

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

Compensation Philosophy

Given the importance of Colgate-Palmolive people to our business success, motivating and retaining critical talent is a key focus. We view compensation as an important tool to motivate leaders at all levels of the organization. For information regarding our compensation philosophy and executive compensation programs, please see our Proxy Statement to be filed with the United States Securities and Exchange Commission (the “SEC”) in connection with the 2026 Annual Meeting of Stockholders.

Sustainability and Social Impact

Sustainability is critically important to our overall business and growth strategy. We consider our sustainability strategy a key enabler of our efforts to drive value creation across our business. We are proud of the progress we made with our 2025 Sustainability & Social Impact Strategy, which was focused on three key ambitions - Preserving our Environment; Helping Millions of Homes; and Driving Social Impact - and supported by actionable targets. As we embark upon our 2030 sustainability strategy, we remain focused on these three key ambitions and working to achieve measurable targets while continuing to take a science-based, pragmatic and value-driven approach to build resilience and value across our business.

Additional information about our sustainability targets and efforts, including our 2024 Sustainability & Social Impact Report and our 2025 Climate Strategy & Transition Plan, can be found in the Sustainability section of our website at https://www.colgatepalmolive.com/sustainability. References to these reports and our website are for informational purposes only and neither the reports nor the other information on our website is incorporated by reference into this Annual Report on Form 10-K.

Information about our Executive Officers

The following is a list of our executive officers as of February 23, 2026:

Name	Age	Date First Elected Executive Officer	Present Title
Noel Wallace	61	2009	Chairman of the Board, President and Chief Executive Officer
Stanley J. Sutula III	60	2020	Chief Financial Officer
Jennifer M. Daniels	62	2014	Chief Legal Officer and Secretary
Shane Grant	51	2025	Chief Operating Officer, Americas
John Hazlin	56	2025	Chief Growth Officer
Panagiotis Tsourapas	61	2019	Chief Operating Officer, Europe, Asia Pacific, Africa/Eurasia, Skin Health and Global Customer Development
Sally Massey	52	2020	Chief Human Resources Officer
Gregory O. Malcolm	58	2022	Executive Vice President, Controller

Each of our executive officers listed above has served the Company or our subsidiaries in various executive capacities for the past five years with the exception of Shane Grant, who joined the Company in 2025 as Chief Operating Officer, Americas. Prior to joining the Company, Mr. Grant served as Group Deputy CEO, CEO Americas and EVP Dairy, Plant-Based and Global Sales at Groupe Danone (“Danone”), a leading global food and beverage company, since January 2023. Mr. Grant joined Danone in May 2020 as Executive Vice President & CEO, Danone North America. He assumed the additional role of interim co-CEO, Danone in March 2021.

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

ITEM 1A.    RISK FACTORS

In addition to the risks described elsewhere in this report, set forth below is a summary of the material risks to an investment in our securities. These risks, some of which have occurred and/or are occurring and any of which could occur in the future, are not the only ones we face. Additional risks not presently known to us or that we currently deem immaterial may also have an adverse effect on us. To the extent any of these risks actually occur, our business, results of operations, cash flows and financial condition could be materially and adversely impacted, which might cause the value of our securities to decline.

Business and Industry Risks

We face risks associated with significant international operations, including exposure to foreign currency fluctuations.

We operate on a global basis serving consumers in more than 200 countries and territories with approximately two-thirds of our Net sales originating in markets outside the United States. While geographic diversity helps to reduce our exposure to risks in any one country or part of the world, it also means that we face risks associated with significant international operations, including:

•changing macroeconomic conditions in our markets, including as a result of inflationary pressure, economic slowdown or recession, major developments in trade relations, volatile commodity prices and increases and/or volatility in the cost of raw and packaging materials, labor, energy and logistics;

•changes in exchange rates for foreign currencies, which may reduce the U.S. dollar value of revenues, profits and cash flows from non-U.S. markets or increase our supply costs, as measured in U.S. dollars, in those markets;

•    political instability or uncertainty, including as a result of elections, economic instability, geopolitical events and tensions, wars and military conflicts, such as in Ukraine, the Middle East and Venezuela;

•changes to trade policies and agreements and other foreign or domestic legal and regulatory requirements, including those resulting in potentially adverse tax consequences or the imposition of and/or the increase in trade restrictions and/or tariffs, sanctions, price controls, labor laws, travel or immigration restrictions, profit controls or other government controls;

•environmental events, widespread health emergencies, such as pandemics or epidemics, natural disasters or social or labor unrest;

•exchange controls and other limits on our ability to import or export raw materials or finished product or to repatriate cash from overseas, including as a result of the war in Ukraine;

•lack of well-established, reliable and/or impartial legal systems in certain countries where we operate and difficulties in enforcing contractual, intellectual property or other legal rights; and

•foreign ownership and investment restrictions and the potential for nationalization or expropriation of property or other resources.

Any or all of the foregoing risks could have a significant impact on our ability to sell our products on a competitive basis in international markets and may adversely affect our business, results of operations, cash flows and financial condition. In addition, a number of these risks have adversely impacted and may continue to adversely impact consumer sentiment (including as it relates to the perception of U.S. brands internationally) and consumption, which has reduced and may continue to reduce sales volumes of our products or result in a shift in our product mix from higher margin to lower margin product offerings.

We face risks resulting from political and macroeconomic instability and geopolitical events and tensions, wars and military conflicts, such as in Ukraine, the Middle East and Venezuela, which may also heighten other risks disclosed in this Annual Report on Form 10-K, any of which could have an adverse impact on our business, results of operations, cash flows or financial condition.

Uncertainties and risks remain as to the evolving situation in Venezuela. We have operations, including a manufacturing facility, in Venezuela; however, since December 31, 2015, the local operating results from our Venezuela operations have not been included in our Consolidated Financial Statements. Nonetheless, the situation in Venezuela could have ramifications for our business in Venezuela and the broader Latin American region and on geopolitical relations more generally. The situation may impact consumer sentiment and consumption and category growth rates in the Latin American region, supply chain and logistics, and the availability and cost of raw and packaging materials and commodities, such as oil.

The war in Ukraine, and the related geopolitical tensions, have had and continue to have a significant impact on our operations in Ukraine and Russia, though it has not been material to our Consolidated Financial Statements. We have no manufacturing facilities in Russia. For the year ended December 31, 2025, our business in the Eurasia region constituted approximately 1% of our consolidated net sales and approximately 2% of our consolidated operating profit. We, however, have experienced, and expect to continue to experience, risks related to the impact of the war in Ukraine, including increases in the cost and, in certain cases, limitations on the availability of certain raw and packaging materials and commodities (including oil and natural gas), supply chain and logistics challenges, import restrictions, foreign currency volatility and reputational concerns. We also have faced and continue to face challenges to our ability to repatriate cash from Russia and to identify financial institutions and services to support our Russian operations and may face challenges to our ability to protect our assets in Russia. We also continue to monitor the impact of sanctions, export controls and import restrictions.

Major developments in trade relations, including the imposition of new or increased tariffs by the United States and/or other countries, such as China, including those threatened or imposed following the United States’ 2025 executive orders, retaliatory tariffs imposed by the United States’ trading partners or through the renegotiation of trade agreements, have contributed to and are expected to continue to contribute to inflationary pressures, geopolitical tensions, macroeconomic and market volatility and consumer uncertainty. These developments have also impacted and may continue to impact consumer sentiment, consumption, discretionary spending and/or purchasing patterns. In addition, they have impacted and may continue to impact the cost and/or availability of raw and packaging materials and the price of our products. While we have made and will continue to make efforts to mitigate the impact of these and any additional tariffs imposed by the United States and/or other countries or shifts in trade agreements, they or our mitigating actions could have a material effect on our business, results of operations, cash flows and financial condition.

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

We face vigorous competition worldwide, including from strong local competitors (including private label competition) and from other companies, some of which have greater resources than we do. In addition, the substantial growth in eCommerce and the use of AI have encouraged the entry of new competitors, some of which sell products direct-to-consumer.

We face competition in several aspects of our business, including pricing, promotional activities, new product introductions and expansion into new geographies and channels. Some of our competitors may spend more aggressively on or have more effective advertising and promotional activities than we do, introduce competing products more quickly and/or respond more effectively to business and economic conditions and changing consumer preferences, including by launching innovative new products or products with on-trend or novel ingredients. Such competition also extends to administrative and legal challenges of product claims and advertising. Our success is and will likely increasingly be dependent on our ability to excel at omni-channel demand generation, effectively leverage AI, data analytics and other existing and emerging digital technologies to gain new commercial insights and develop relevant products, marketing and advertising to reach customers and consumers. Our ability to compete also depends on the strength of our brands and products and on our ability to enforce and defend our intellectual property, including patent, trademark, copyright, trade secret and trade dress rights, against infringement and legal challenges by competitors.

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

Our products are sold in a highly competitive global omni-channel marketplace that is increasingly defined by the integration of traditional and digital retail operations and evolving consumer purchasing behaviors and preferences, as consumers continue to shop online and increasingly through social commerce and with the assistance of AI. The increased presence of alternative retail channels, such as subscription services and direct-to-customer businesses, has also intensified competition for consumer attention. While we continue to sell our products to a variety of customers, including large-format retailers, discounters and eCommerce retailers, our growth is increasingly dependent on our ability to generate consumer demand across key touchpoints in the omni-channel ecosystem whether through traditional retail, eCommerce, social media or digital. We are also increasingly dependent on certain key retailers, some of which exercise greater bargaining strength than we do, including the exclusive access to valuable first-party consumer data and analytics. They have demanded and may continue to demand higher trade discounts, allowances, slotting fees, significant investment (including through display media, paid search and co-op programs) or changes to product assortments, which have led to and could continue to lead to reduced sales or profitability in certain markets. Furthermore, the consolidation of retail customers globally may further increase our concentration risk. The loss of a key customer or distributor or a significant reduction in sales to a key customer or distributor could adversely affect our business, results of operations, cash flows and financial condition. For additional information regarding our customers, see “Distribution; Raw Materials; Competition; Trademarks and Patents” in Item 1 “Business.”

We also have been and may continue to be negatively affected by changes in the policies or practices of our customers, such as inventory destocking, automated fulfillment requirements, AI-aided category pricing pressures and algorithms, limitations on access to shelf space (including the digital shelf), delisting of our products or sustainability, supply chain or packaging standards or initiatives. For example, a determination by a key retailer that any of our ingredients should not be used in certain consumer products or that our packaging does not comply with certain requirements and standards could adversely impact our business, results of operations, cash flows and financial condition. In addition, “private label” products sold by our retail customers, which are typically sold at lower prices than branded products, are a source of competition for certain of our products.

If we are not successful in adapting or effectively reacting to the rapidly changing retail landscape, changes in consumer behavior, preferences or purchasing patterns and/or executing our 2030 business strategy which is, in part, focused on omni-channel demand generation, our business, results of operations, cash flows and financial condition could be adversely affected.

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

•obtain approvals and registrations of regulated products, including from the U.S. Food and Drug Administration (the “FDA”) and other regulatory bodies in the United States and abroad; and

•anticipate and quickly respond to the needs and preferences of consumers and customers.

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

Our ability to quickly innovate to adapt and market our products and to adapt our packaging or the sustainability profile of our products to meet evolving consumer preferences and/or regulatory requirements is an essential part of our business strategy. The failure to develop and launch successful new products or to adapt our packaging, the sustainability profile of our products or supply chain to meet such preferences could hinder the growth of our business and any delay in the development or launch of a new product could result in us not being the first to market, which could compromise our competitive position and adversely affect our business, results of operations, cash flows and financial condition. In addition, our success in launching new products is dependent on our ability to deliver effective and efficient marketing in an evolving media landscape, which is subject to dynamic and increasingly restrictive privacy requirements and emerging regulations. Our ability to launch new products, including our ability to deliver effective and efficient marketing campaigns, is also impacted by our ability to successfully adopt and effectively leverage AI, including machine learning and generative AI, and other existing and emerging technologies.

If, in the course of identifying or developing new products, we are found to have infringed the trademark, trade secret, copyright, patent or other intellectual property rights of others, such a finding could adversely affect our ability to develop innovative new products and adversely affect our business, results of operations, cash flows and financial condition. Even if we are not found to infringe a third party’s intellectual property rights, claims of infringement could adversely affect us, including by increasing costs and by delaying the launch of new products.

Damage to our reputation could have an adverse effect on our business.

Maintaining our strong reputation with consumers and our trade partners globally is critical to selling our branded products. Accordingly, we devote significant time and resources to programs designed to protect and preserve our reputation, such as our ethics and compliance, sustainability, social impact, brand protection, product safety, regulatory and quality initiatives and our enterprise risk management program. Negative publicity about us, our brands, our products, our supply chain, our ingredients, our packaging or our sustainability or social impact practices, or our employees, whether or not deserved, could jeopardize our reputation. Such negative publicity could relate to, among other things, health or quality concerns, threatened or pending litigation or regulatory proceedings, animal welfare, labor and human rights and environmental impact (including responsible sourcing, deforestation, packaging, plastic, energy and water use and waste management) or where we operate. In addition, the proliferation of digital and social media has greatly increased the accessibility of information, the speed of its dissemination and the potential for negative publicity and misinformation.

Negative publicity, posts or comments on digital and social media (including those that are AI-generated), whether true or untrue, could damage our brands and our reputation. The success of our brands could also suffer if our marketing initiatives do not have the desired impact on a brand’s image or its ability to attract consumers.

In addition, the legal, regulatory and ethics landscape around the use of AI continues to rapidly evolve. Our ability to successfully adopt and leverage this emerging technology in an effective and ethical manner may impact our reputation and our ability to compete, as outputs from generative AI models could be, among other things, false, biased or inconsistent with our values or strategies. Further, the use of generative AI tools may compromise our confidential or sensitive information or put our intellectual property at risk or subject us to claims of intellectual property infringement, which could in turn damage our reputation.

Additionally, due to the scale and scope of our business, we must rely on relationships with third parties, including our suppliers, distributors, contract manufacturers, manufacturing logistics providers, joint venture partners, financial services providers and cloud-based service providers. While we have policies and procedures for managing these relationships, they inherently involve a lesser degree of control over business operations, compliance and sustainability practices, thereby potentially increasing our reputational and legal risk.

We have taken and, in the future may take, certain actions to safeguard our reputation and uphold our ethical values, such as changes to how and where we sell, advertise and invest behind our products and operations, which could adversely affect our business, results of operations, cash flows and financial condition.

In addition, third parties sell counterfeit versions of our products, which are inferior and may pose safety risks. While we take actions to identify and remove counterfeit versions of our products from the market, these actions may not be successful. Consumers of our brands could confuse our products with counterfeit products, which could cause them to refrain from purchasing our brands in the future and in turn could impair our brand equity and adversely affect our business, results of operations, cash flows and financial condition.

Damage to our reputation or loss of consumer confidence in our products for these or any other reasons could adversely affect our business, results of operations, cash flows and financial condition, as well as require resources to rebuild our reputation.

Our success depends upon our ability to recruit, attract and retain key employees and the succession of senior management.

Our success largely depends on the performance of our management team and other key employees. If we are unable to recruit, attract and retain talented, highly qualified senior management and other key people, our business, results of operations, cash flows and financial condition could be adversely affected. Successfully executing organizational change, including management transitions at leadership levels of the Company, succession plans for senior management and the Strategic Growth and Productivity Program, is critical to our business success. While we follow a disciplined, ongoing succession planning process and have succession plans in place for senior management and other key executives, these do not guarantee that the services of qualified senior executives will continue to be available to us at particular moments in time. Further, changes in immigration laws and government policies and practices and developments in trade relations have made, in certain circumstances, and may continue to make it more difficult for us to recruit or relocate highly skilled technical, professional and management personnel to meet our business needs. We continue to embed new ways of working to adapt to a rapidly changing world, drive innovation and operational efficiency and adopt and leverage technologies such as AI. If we do not (or are perceived not to) successfully implement these initiatives and/or upskill our employees, our ability to recruit, attract and retain talent may be adversely impacted.

We have pursued and may continue to pursue acquisitions and divestitures, which could adversely impact our business.

We have pursued and may continue to pursue acquisitions of brands, businesses, assets or technologies from third parties. Acquisitions and their pursuit have involved, and can involve, numerous potential risks, including:

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

Moreover, acquisitions have resulted in and could in the future result in substantial additional debt, the assumption of contingent liabilities, such as litigation or earn-out obligations, or transaction costs. In addition, to the extent that the economic benefits associated with an acquisition or investment diminish in the future or the performance of an acquired company or business is less robust than expected, we may be required to record additional impairments of intangible assets, including trademarks and goodwill. For example, in the fourth quarter of 2025, we took a non-cash, aftertax impairment charge of $794 to adjust the carrying values of goodwill and intangible assets related to the skin health business. For additional information regarding recent impairment charges, refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Goodwill and Intangible Asset Impairment Charges.” Any of these risks could adversely impact our reputation and our business, results of operations, cash flows and financial condition.

We have divested and may in the future divest brands or businesses. These divestitures may adversely impact our business, results of operations, cash flows and financial condition if we are unable to offset the dilutive impacts from the loss of revenue associated with the divested brands or businesses, or otherwise achieve the anticipated benefits or cost savings from the divestitures. In addition, businesses under consideration for, or otherwise subject to, divestiture may be adversely impacted prior to the divestiture, which could negatively impact our business, results of operations, cash flows and financial condition. If any planned divestiture is not able to be completed, we may also incur negative business and financial results.

Operational Risks

Our business results are impacted by our ability to manage disruptions in our global supply chain and/or key office facilities.

We are engaged in the manufacture and sourcing of products and materials on a global scale. Our operations and those of our suppliers, contract manufacturers or logistics providers have been and may continue to be disrupted by a number of factors, including:

•geopolitical events and tensions, wars and military conflicts, such as in Ukraine, the Middle East and Venezuela;

•widespread health emergencies, such as pandemics or epidemics;

•strikes and other labor disputes;

•disruptions in logistics;

•loss or impairment of key manufacturing or distribution sites;

•loss of key suppliers or contract manufacturers;

•capacity constraints;

•raw and packaging material and product availability and/or quality or safety issues;

•industrial accidents or other occupational health and safety issues;

•the impact on our suppliers of tighter credit or capital markets;

•the lack of availability of qualified personnel, such as truck drivers and production labor;

•governmental incentives, regulations and controls and actual and potential shifts in U.S. and foreign trade policy (including import restrictions and export controls, new or increased tariffs, new or revised trade agreements, sanctions, quotas, trade barriers or new or increased regulations related to Good Manufacturing Practices); and

•natural disasters, including climatic events (including any potential effects of climate change) and earthquakes, tornadoes, acts of war or terrorism, political unrest or uncertainty, fires or explosions, cybersecurity incidents and other external factors over which we have no control.

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

Raw and packaging material commodities, such as resins, essential oils, tropical oils, pulp, tallow, corn, poultry and soybeans, are subject to market price variations. Increases in the costs of and/or a reduction in the availability of commodities, energy (including fuel prices), logistics (including trucks and containers) or other necessary services, including as a result of macroeconomic and geopolitical tensions, conflicts and uncertainty, such as in Ukraine, the Middle East and Venezuela, developments in trade relations (including new or increased tariffs, new or revised trade agreements, sanctions, export controls or import restrictions), widespread health emergencies, such as pandemics or epidemics, changes in supply and demand and/or the impact of climatic events have affected and, in some instances, are likely to continue to adversely affect our profit margins. We have taken and may continue to take actions to mitigate these cost increases in the form of price increases and efforts to achieve cost efficiencies in areas such as manufacturing and distribution, or otherwise manage the exposure through sourcing strategies, productivity initiatives, including our funding-the-growth initiatives and the Strategic Growth and Productivity Program, and the limited use of commodity hedging contracts. These actions may not, however, fully offset these higher costs and our business, results of operations, cash flows and financial condition have been and may continue to be adversely impacted.

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

We may not realize the benefits that we expect from our Strategic Growth and Productivity Program.

Our new three-year productivity program, which we refer to as the “Strategic Growth and Productivity Program,” was approved by the Board on July 31, 2025 in an effort to drive future growth and support the Company’s 2030 strategy. The program includes initiatives to better align our organizational structure to support our strategic initiatives, optimize our global supply chain to drive agility and efficiencies and simplify and streamline our organizational structure to reduce overhead costs. The successful implementation of the program may present significant organizational challenges and, in some cases, may require successful negotiations with third parties, including works councils and unions. As a result, we may not be able to realize the anticipated benefits from the Strategic Growth and Productivity Program. Events and circumstances, such as financial or strategic difficulties, delays and unexpected costs may occur that could result in our not realizing all of the anticipated benefits or our not realizing such benefits on our expected timetable. In addition, changes in foreign exchange rates or in tax, labor or immigration laws may result in our not achieving anticipated cost savings. If we are unable to realize the anticipated savings of the Strategic Growth and Productivity Program, our ability to fund other initiatives and enhance profitability may be adversely affected. Any failure to implement the Strategic Growth and Productivity Program in accordance with our expectations could adversely affect our business, results of operations, cash flows and financial condition. For additional information regarding the Strategic Growth and Productivity Program, refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Significant Items Impacting Comparability” and “– Restructuring and Related Implementation Charges.”

A cybersecurity incident, data incident or a failure of key technology systems could adversely impact our business.

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

•marketing products to consumers;

•collecting, storing, transferring and/or processing customer, consumer, employee, vendor, investor and other stakeholder information and personal data, including such data from residents of states, countries and regions with comprehensive data protection laws and regulations;

•processing transactions, including employee payroll, employee and retiree benefits and payments to customers, suppliers and vendors;

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

Although we have a broad array of information and operational security measures in place, our IT/OT Systems, including those of third-party service providers with whom we have contracted, including cloud-based software providers and manufacturing logistics providers, have been, and will likely continue to be, subject to computer viruses or other malicious codes, unauthorized access attempts, phishing and other cyberattacks. Cyberattacks and other cyber incidents are occurring more frequently, are constantly evolving in nature, are becoming more sophisticated and are being made by different threat actors including groups, individuals and nation states with a wide range of expertise and motives. Such cyberattacks and cyber incidents can take many forms, including cyber extortion, social engineering, password theft or introduction of viruses or malware, such as ransomware. In addition, the techniques used in cyberattacks and cyber incidents continue to evolve and develop, including through the use of AI and other existing and emerging technologies.

We cannot guarantee that our security efforts will prevent breaches or breakdowns of our or our third-party service providers’ IT/OT Systems because the techniques used in these attacks change frequently and may be difficult to detect for periods of time. In addition, although we have policies and procedures in place to ensure that all personal information collected by us or our third-party service providers is securely maintained, data leakages due to human error or intentional or unintentional conduct by our employees or third parties have occurred and likely will occur again. Furthermore, we periodically upgrade our IT/OT Systems or adopt new technologies. If such an upgrade or new technology does not function as designed or does not go as planned or if an attacker identifies a vulnerability in our IT/OT Systems, then our exposure to a cyberattack or cyber incident may increase significantly.

A cyberattack or cyber incident may adversely impact our business, including our ability to ship products to customers, issue invoices and process payments or order raw and packaging materials. Although we have seen no material impact on our business operations from the cybersecurity incidents or data incidents we have experienced to date, if we suffer a significant loss or disclosure of confidential business or stakeholder information as a result of a breach of our IT/OT Systems, including those of third-party service providers with whom we have contracted, or otherwise, we may suffer reputational, competitive and/or business harm, incur significant costs and be subject to government investigations, litigation, fines and/or damages, which may adversely impact our business, results of operations, cash flows and financial condition. In addition, the rapid evolution and increased adoption of AI and other technologies will continue to intensify these risks. Further, while we currently maintain insurance coverage that, subject to its terms and conditions, is intended to address costs associated with certain aspects of cybersecurity incidents, data incidents and IT/OT System failures, this insurance coverage may not, depending on the specific facts and circumstances surrounding an incident, cover all losses or all types of claims that arise from an incident, or the damage to our business, reputation or brands that may result from an incident. As the frequency and magnitude of such incidents increase globally, we may be unable to obtain the insurance coverage that we think is appropriate or necessary to offset the risk.

While we have disaster recovery and business continuity plans in place, if our or our third-party service providers’ IT/OT Systems are damaged, breached or cease to function properly for any reason, including the poor performance of, failure of or cyberattack on third-party service providers, catastrophic events, power outages, cybersecurity incidents, network outages, failed upgrades or other similar events and, if the disaster recovery and business continuity plans do not effectively resolve such issues on a timely basis, we may suffer interruptions in our ability to manage or conduct business as well as reputational harm, and may be subject to governmental investigations and litigation, any of which may adversely impact our business, results of operations, cash flows and financial condition.

Climate change and other sustainability matters could have an adverse impact on our business and results of operations.

Climate change resulting in the increased frequency and severity of natural disasters and other extreme weather conditions may adversely impact our business, results of operations, cash flows and financial condition. Specifically, the predicted physical effects of climate change may pose physical risks to our facilities and those of our key suppliers, disrupt our global supply chain, impact demand for our products or exacerbate challenges regarding the cost, quality and availability of raw and packaging materials and the availability and quality of water. In addition, concern over climate change has resulted and is likely to continue to result in transition risks, including additional legal and regulatory requirements intended to, among other things, reduce or mitigate the effects of climate change and have related and may relate to, among other things, greenhouse gas emissions (e.g., carbon pricing), alternative energy policy and additional disclosure obligations and extended producer responsibility obligations that relate to our product packaging. Such risks, including additional legal and regulatory requirements, may adversely affect our business, results of operations, cash flows and financial condition by increasing our compliance and manufacturing costs and/or negatively impacting our reputation if we are unable to, or are perceived (whether or not valid) not to, satisfy such requirements or expectations. Achieving our sustainability targets will require significant efforts from us and our stakeholders, such as our suppliers and other third parties. It will also require capital investment, additional expense (e.g., renewable energy costs) and the development of technology that may not currently exist. In addition, certain of our stakeholders have expressed negative sentiment regarding corporate sustainability initiatives. Our practices and efforts in this area may not align with the expectations of all stakeholders, which could negatively affect our relationships with certain stakeholders. Furthermore, our activities in this area could expose us to increased regulatory or legal scrutiny, potential product boycotts or other actions that may harm our reputation or adversely affect our reputation, business, results of operations, cash flows and financial condition. There is also increased focus by certain stakeholders on these and other sustainability matters, including responsible sourcing, deforestation, animal welfare, labor, employment and human rights, ingredients of interest, the use of plastic, energy and water, the recyclability or recoverability of packaging, including single-use and other plastic packaging. From certain stakeholders, there is also a growing demand for natural or organic products and ingredient transparency, such as sources of palm oil and palm kernel oil, and an increased focus on reducing our impact on nature. Failure to achieve our sustainability targets (including our net zero carbon target) or the perception (whether or not valid) that we have failed to act responsibly with respect to such matters or to effectively respond to new or additional legal or regulatory requirements regarding climate change or other sustainability matters could result in adverse publicity and increased litigation risk and adversely affect our reputation, business, results of operations, cash flows and financial condition.

Our reliance on third parties in many aspects of our business could have an adverse effect on our business and results of operations.

We use third parties, including suppliers, contract manufacturers, distributors, manufacturing logistics providers, financial service providers and cloud-based software providers, to support many aspects of our business including those that provide support across much of the lifespan of our products from the purchasing of ingredients up to and including the sale of our products to consumers. While we maintain robust policies and procedures to govern and manage our interactions with and requirements of these third parties, including building in redundancies and alternatives wherever possible, we inherently have a lesser degree of control over the business operations, governance and compliance of these unrelated entities. As a result, disruptions in these relationships or the failure of these third parties to meet their obligations to us could have an adverse effect on our reputation and our business, results of operations, cash flows and financial condition.

Legal and Regulatory Risks

Our business is subject to legal and regulatory risks in the United States and abroad.

Our business is subject to extensive legal and regulatory requirements in the United States and abroad. Such legal and regulatory requirements apply to most aspects of our products, including their development, ingredients, formulation, manufacture, packaging, labeling, storage, transportation, distribution, export, import, advertising, sale and environmental impact. U.S. federal authorities, including the FDA, the Federal Trade Commission, the Consumer Product Safety Commission, the Occupational Safety and Health Administration and the Environmental Protection Agency, regulate different aspects of our business, along with parallel authorities at the state and local levels and comparable authorities overseas. In addition, our selling practices are regulated by competition law authorities in the United States and abroad.

New or more stringent legal or regulatory requirements, or more restrictive interpretations of existing requirements, could adversely impact our business, results of operations, cash flows and financial condition. For example, regulatory authorities globally are increasingly reviewing ingredients or other substances in consumer products, such as fluoride, titanium dioxide, synthetic colors and per- and polyfluoroalkyl (PFAS). While we monitor and seek to mitigate the impact of any emerging regulations, a decision by a regulatory or governmental authority that any of these or other ingredients or other substances in our products should be restricted or should otherwise be newly regulated could adversely impact our business and reputation, as could negative reactions by our consumers, customers or non-governmental organizations to our current or prior use of such ingredients or other substances. Additionally, an inability to develop new or reformulated products containing alternative ingredients, to obtain regulatory approval of such products or ingredients on a timely basis or to effectively market and sell such products could likewise adversely affect our business.

Because of our extensive international operations, we could be adversely affected by violations of worldwide anti-bribery laws, including those that prohibit companies and their intermediaries from making improper payments to government officials or other third parties for the purpose of obtaining or retaining business, such as the U.S. Foreign Corrupt Practices Act, and laws that prohibit commercial bribery. We are also subject to laws, regulations or other government directives imposed by the United States (including those imposed by OFAC) and/or by other jurisdictions that impose tariffs, sanctions, import restrictions, export controls or other trade barriers, may prohibit us or certain of our affiliates from doing business in certain countries, or restrict the kind of business that may be conducted. While our policies mandate compliance with these laws, we cannot provide assurance that our internal control policies and procedures will always protect us from reckless or criminal acts committed by our employees, joint venture partners, agents or other third parties. Violations of these laws, or allegations of such violations, could disrupt our business and adversely affect our reputation and our business, results of operations, cash flows and financial condition.

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

As a global company serving consumers in more than 200 countries and territories, we are and may continue to be subject to a wide variety of legal claims and proceedings, including disputes relating to intellectual property, contracts, product liability, marketing, advertising, foreign exchange controls, antitrust and trade regulation, labor and employment, pension and benefits, data privacy and security, environmental and tax matters and consumer class actions. Regardless of their merit, these claims can require significant time and expense to investigate and defend, and since litigation, particularly product liability and consumer class action litigation in the United States, is inherently uncertain, there is no guarantee that we will be successful in these matters. In particular, the potential impact of talc-related litigation is highly uncertain, as outcomes in cases filed against manufacturers of talcum powder products have ranged from dismissals to defense verdicts to outsized jury awards of both compensatory and punitive damages.

While we and our legal counsel believe that we have strong legal grounds to contest any claims brought against us and we are challenging them vigorously, our assessment of the materiality of these matters, including any reserves taken in connection with them, may not be consistent with the ultimate outcome of such matters. In addition, if one of our products, or an ingredient contained in our products, is perceived or found to be defective or unsafe or have a quality issue, we have had to and may in the future need to withdraw, recall or reformulate some of our products. Whether or not a legal claim or proceeding is successful, or a withdrawal, recall or reformulation is required or advisable, such assertions could have an adverse effect on our business, results of operations, cash flows and financial condition, and the negative publicity surrounding them could harm our reputation and brand image. The resolution of, or increase in the reserves taken in connection with, one or more of these matters in any reporting period could have a material adverse effect on our business, results of operations, cash flows and financial condition for that period. See Item 3 “Legal Proceedings” and Note 13, Commitments and Contingencies to the Consolidated Financial Statements for additional information on certain of our legal claims and proceedings.

Financial and Economic Risks

Uncertain or unfavorable global macroeconomic and geopolitical conditions may adversely affect our business.

Uncertain or unfavorable global macroeconomic conditions could adversely affect our business. Unfavorable global macroeconomic conditions, such as a recession, an economic slowdown, inflation, high interest rates and/or reduced category growth rates, including as a result of geopolitical events and tensions, wars and military conflicts, such as in Ukraine, the Middle East and Venezuela, and developments in trade relations (including new or increased tariffs, sanctions, export controls, import restrictions or other trade barriers), have negatively impacted and/or could negatively impact our business and result in declining revenues, profitability and/or cash flows. Although we continue to devote significant resources to support our brands and market our products at multiple price points, during periods of uncertain or unfavorable macroeconomic or geopolitical conditions, consumers may have less consumer confidence, reduce consumption or discretionary spending and/or change their purchasing patterns by foregoing purchasing certain of our products or by switching to “private label,” or lower-priced product offerings. These changes have reduced and could continue to reduce demand for our products or result in a shift in our product mix, as consumers choose products that sell at lower prices. Additionally, our customers may be impacted and they may increase pressure on our selling prices or increase promotional activity for lower-priced or value offerings as they seek to maintain sales volumes and margins. Furthermore, economic conditions can cause our customers, suppliers, distributors, contract manufacturers, logistics providers or other third-party partners to suffer financial or operational difficulties, which may impact their ability to buy our products or provide us with or distribute finished product, raw and packaging materials and/or services in a timely manner or at all. In addition, we could face difficulty collecting or recovering accounts receivable from third parties facing financial or operational difficulties, including bankruptcies.

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

We are subject to taxes in the United States and in the foreign jurisdictions where we do business. Due to economic and political conditions, tax rates in the United States and various foreign jurisdictions have been and may be subject to significant change. Changes in the mix of our earnings between countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities related to changes in tax rates, changes in tax laws, including how existing tax laws are interpreted or enforced, or contemplated changes in long-standing tax principles, if finalized and adopted, could adversely impact our future effective tax rate and business, results of operations, cash flows and financial condition. For example, long-standing international tax norms that determine each country’s jurisdiction to tax cross-border international trade are evolving as a result of a multilateral project, the Base Erosion and Profit Shifting Project (the “BEPS Project”), that has established new principles and reporting requirements for the member countries of the Organization for Economic Cooperation and Development (the “OECD”) and its Inclusive Framework (“IF”). In connection with the BEPS Project, companies are required to disclose more information to tax authorities and the public on operations around the world, which may lead to greater audit scrutiny of profits earned in countries outside of the United States. Many jurisdictions have already enacted legislation and adopted policies resulting from the BEPS Project. The OECD is also addressing the challenges of the digitization of the global economy with detailed guidance to redefine jurisdictional taxation rights in market countries and establish a global minimum tax. The European Union member states and other countries within the OECD’s IF have established minimum tax regulations (“Pillar II”) that provide for a minimum level of taxation for certain large corporations in every jurisdiction in which they operate.

Other than the significant additional time and resources required to comply with these regulations, Pillar II did not have a material impact as of December 31, 2025 and we do not believe it will have a material impact going forward on our business, results of operations, cash flows and financial condition. In January 2026, IF reached an agreement known as the “Side-by-Side Package” that modifies key aspects of Pillar II and is effective from January 1, 2026. The Company is currently evaluating the potential impact of the Side-by-Side Package on its future tax liability and compliance burden. As these and other tax laws and related regulations change, our business, results of operations, cash flows and financial condition could be materially impacted. For more information regarding recent legislation, refer to Part II, Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Income Taxes.”

Furthermore, we are seeing an increase in regular reviews, examinations and audits by the Internal Revenue Service and increasingly aggressive enforcement actions by other taxing authorities with respect to taxes outside of the United States. Although we believe our tax positions are sustainable, when a taxing authority disagrees with the positions we have taken, we have faced, and in the future may face, additional tax liabilities, including interest and penalties, in excess of reserves. The payment of such additional amounts upon final adjudication of any disputes could adversely impact our business, results of operations, cash flows and financial condition.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.    CYBERSECURITY

Cybersecurity Risk Management and Strategy

We have a systematic and thorough risk management process, which is designed to identify, assess, prioritize and mitigate the risks that could negatively impact achievement of our strategic and operating objectives. A key component of this process is our Enterprise Risk Management (“ERM”) Committee, which is led by our Chairman, President and Chief Executive Officer, and includes our Chief Financial Officer, Chief Legal Officer, Chief Information Officer and other members of senior management. The ERM Committee monitors both current and emerging risks facing the Company and meets at least quarterly to review the prioritization of identified risks. We assess cybersecurity risk through our standardized ERM methodology, which considers both likelihood and severity, and assigns a result accordingly. This methodology applies to all of the Company’s identified risks, including cybersecurity. The risk scores allow the company to determine the significance of each risk in relation to other risks. The ERM Committee has identified cybersecurity as a critical risk facing the Company. Each of the most critical risks identified is assigned to a member of senior management who oversees the management, mitigation and presentation of the risk to the senior leadership team and throughout the year to our Board. The risks relating to information technology, including cybersecurity, are overseen by our Chief Information Officer. Our Chief Information Officer then assigns the risks within the Information Technology risk category to others on his team. The cybersecurity risk is managed and overseen by our Chief Information Security Officer (“CISO”), who reports to our Chief Information Officer. Cybersecurity as a risk is presented to the full ERM Committee annually or more frequently as needed.

We have a dedicated information security organization, led by our CISO and overseen by our Chief Information Officer, which is responsible for assessing and managing material risks from cybersecurity threats. Our Chief Information Officer reports to our Chief Financial Officer.

Our CISO has over 25 years of information technology experience, including leading data analytics, customer relationship management, architecture, network operations and application development teams. He has been leading our global information security program for eight years. He is a Certified Information Systems Professional, a member of Google Cloud CISO Customer Advisory Board and New Jersey InfraGard and completed the FBI CISO Academy. He joined the Company over 25 years ago and has extensive knowledge regarding our business processes and the associated information technology platforms utilized worldwide, enabling him to guide his organization to protect the Company’s systems and information.

Our Chief Information Officer joined the Company over 25 years ago and has expertise across a wide array of information technology and systems, with experience leading a large array of different functions within the global information technology organization. He has led our information technology Operational Performance and Reliability Committee for the last ten years, which reviews and provides continuous improvement processes and technology across infrastructure, information security, architecture, application and end user performance. He has application development leadership experience across all functions, including the policies and controls that govern both application development and implementation of packaged software. He has a certification from Stanford University for Cybersecurity and Executive Strategy.

The Company’s information security organization seeks to employ cybersecurity best practices, including implementing new technologies to proactively identify and monitor new vulnerabilities and reduce risk, conducting due diligence of third-party vendors’ information security programs, maintaining security policies and standards and regularly updating and testing our response planning and protocols. The information security organization also works in partnership with our Internal Audit function to identify cybersecurity risks and review cybersecurity-related internal controls with third parties as part of the overall internal controls process. In addition, the information security organization gains valuable information to improve our threat and risk awareness capabilities as a member of an industry information sharing and analysis organization, which provides strategic and tactical information sharing channels. Employees are provided mandatory cybersecurity awareness training on an annual basis, which includes information about how to identify and report cybersecurity concerns and incidents. The information security organization also conducts phishing simulations and testing scenarios through tabletop exercises and assessment activities, to help ensure compliance with our cyber policies and procedures.

We maintain a cybersecurity insurance policy and have retained relevant incident response services. Additionally, we maintain an offensive security team that works both independently and with third-party cybersecurity professionals to conduct security assessments of our enterprise-wide cybersecurity practices, including penetration testing, and identify areas for continuous improvement within the information security program. The Company is a member of the Retail and Hospitality Information Sharing and Analysis Center, which provides additional intelligence associated with threats pertaining to our industry.

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

Our dedicated information security organization leverages various frameworks for managing cybersecurity risks, including the National Institute of Standards and Technology (“NIST”) framework. The key pillars of the NIST framework are to develop and, as applicable, implement (i) an organizational understanding to manage cybersecurity risk to systems, people, assets, data and capabilities; (ii) appropriate safeguards to ensure delivery of critical services; (iii) appropriate activities to identify the occurrence of a cybersecurity event; (iv) appropriate activities to maintain plans for resilience and to restore any capabilities or services that were impaired due to a cybersecurity incident; and (v) appropriate activities to action an incident.

We have a comprehensive third-party cybersecurity risk review process, which prioritizes, monitors and assesses the risks associated with our third-party service provider interactions. The third-party service provider assessment framework follows industry standard practices and allows us to properly understand the risk associated with the services provided which are key to our company’s daily operations.

For additional information regarding risks faced by the Company from cybersecurity threats, see Item 1A, “Risk Factors - A cybersecurity incident, data breach or a failure of key technology systems could adversely impact our business.”

Cybersecurity Governance

Our Board is focused on cybersecurity. Specific responsibility for cybersecurity oversight is delegated to the Audit Committee. The Board oversees our risk management process to ensure it is properly designed, well-functioning and consistent with our overall corporate strategy. Our Audit Committee oversees the ERM process and the implementation of appropriate risk monitoring and management systems, though all Board members attend Audit Committee meetings and participate in risk management discussions.

Our Board has adopted a written statement, known as the Independent Board Candidate Qualifications and made available on our website, outlining the qualities sought in our directors. This statement, which is refreshed periodically, is used by the Nominating, Governance and Corporate Responsibility Committee (“NGCR Committee”) to evaluate individual director candidates. The NGCR Committee has identified experience with overseeing and managing risk management processes, including with respect to cybersecurity, as being important to creating an effective, well-rounded and diverse Board. Directors with experience overseeing and managing risk management processes play a critical role in the Board’s oversight of our enterprise risk management process.

Our CISO reports to the Audit Committee on cybersecurity quarterly, or more frequently if circumstances warrant, including relevant cybersecurity incidents impacting the Company and on topics related to information security, data privacy and cyber risks and mitigation strategies. In addition, outside experts periodically present to the Board on cybersecurity.

ITEM 2.    PROPERTIES

We own or lease approximately 325 properties, which include manufacturing, distribution, research and development and office facilities worldwide. Our corporate headquarters is located in a leased property at 300 Park Avenue, New York, New York.

In the United States, we operate in approximately 85 properties, of which 17 are owned. Major U.S. manufacturing and warehousing facilities used by the Oral, Personal and Home Care product segment of our business are located in Ohio, South Carolina and Tennessee. The Pet Nutrition segment has major manufacturing and warehousing facilities in Indiana, Kansas, Kentucky, Ohio and Oklahoma.

Outside the United States, we operate in approximately 240 properties, of which 59 are owned, in over 80 countries. Major overseas manufacturing and warehousing facilities used by the Oral, Personal and Home Care product segment of our business are located in Australia, Brazil, China, Colombia, France, Greece, Guatemala, India, Italy, Mexico, Poland, South Africa, Thailand, Türkiye and Vietnam. The Pet Nutrition segment has major manufacturing and warehousing facilities in Australia, Czech Republic, Italy and the Netherlands.

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

As of December 31, 2025, the number of common shareholders of record was 14,704.

Issuer Purchases of Equity Securities

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

The following table shows the share repurchase activity for the three months in the quarter ended December 31, 2025:

Month	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(3) (in millions)
October 1 through 31, 2025	889,376	$77.94	887,821	$4,416
November 1 through 30, 2025	1,983,662	$78.64	1,981,190	$4,260
December 1 through 31, 2025	2,216,043	$78.69	2,204,666	$4,087
Total	5,089,081	$78.54	5,073,677

(1)Includes share repurchases under the 2025 Program and those associated with certain employee elections under the Company’s compensation and benefit programs.
(2)The difference between the total number of shares purchased and the total number of shares purchased as part of publicly announced plans or programs is 15,404 shares, which represents shares deemed surrendered to the Company to satisfy certain employee elections under the Company’s compensation and benefit programs.
(3)Includes approximate dollar value of shares that were available to be purchased under the publicly announced plans or programs that were in effect as of December 31, 2025.

ITEM 6.    [Reserved]

(Dollars in Millions Except Per Share Amounts)
ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

Business Organization

Colgate-Palmolive Company (together with its subsidiaries, “we,” “us,” “our,” the “Company” or “Colgate-Palmolive”) is a caring, innovative growth company united behind our purpose to reimagine a healthier future for all people, their pets and our planet. To achieve our business and financial objectives and deliver peer-leading performance and total shareholder return, we are focused on driving organic sales growth; delivering consistent, compounded earnings per share growth; achieving operational efficiencies; and driving growth in free cash flow along with the efficient use of our balance sheet.

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

Operationally, we are organized along geographic lines with management teams having responsibility for the business and financial results in each region. We compete in more than 200 countries and territories worldwide with established businesses in all regions contributing to our sales and profitability. Approximately two-thirds of our Net sales are generated from markets outside the United States, with approximately 45% of our Net sales coming from emerging markets (which consist of Latin America, Asia (excluding Japan), Africa/Eurasia and Central Europe). This geographic diversity and balance help to reduce our exposure to business and other risks in any one country or part of the world.

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

Global Trade Relations

Major developments in trade relations, including the imposition of new or increased tariffs by the United States and/or other countries, such as China, including those threatened or imposed following the United States’ 2025 executive orders, retaliatory tariffs imposed by the United States’ trading partners or through the renegotiation of trade agreements, such as the United States-Mexico-Canada Agreement, have contributed to and are expected to continue to contribute to inflationary pressures, geopolitical tensions, macroeconomic and market volatility. These developments have also impacted and may continue to impact consumer sentiment, consumption, discretionary spending and/or purchasing patterns. In addition, they have impacted and may continue to impact the cost and/or availability of raw and packaging materials and the price of our products. While we have made and will continue to make efforts to mitigate the impact of these and any additional tariffs imposed by the United States and/or other countries or shifts in trade agreements, they or our mitigating actions could have a material effect on our business, results of operations, cash flows and financial condition. For additional information, see “Outlook” below.

(Dollars in Millions Except Per Share Amounts)
The War in Ukraine

The war in Ukraine, and the related geopolitical tensions have had and continue to have a significant impact on our operations in Ukraine and Russia, though it has not been material to our Consolidated Financial Statements. We have no manufacturing facilities in Russia. For the year ended December 31, 2025, our business in the Eurasia region constituted approximately 1% of our consolidated net sales and approximately 2% of our consolidated operating profit. We have experienced, and expect to continue to experience, risks related to the impact of the war in Ukraine, including increases in the costs and, in certain cases, limitations on the availability of certain raw and packaging materials and commodities (including oil and natural gas), supply chain and logistics challenges, import restrictions, foreign currency volatility and reputational concerns. We also have faced and continue to face challenges to our ability to repatriate cash from Russia and identify financial institutions and services to support our Russian operations and we may face challenges to our ability to protect our assets in Russia. We also continue to monitor the impact of sanctions, export controls and import restrictions.

For more information about factors that could impact our business, including as a result of developments in global trade relations and geopolitical events and tensions, wars and military conflicts, refer to Part I, Item 1A “Risk Factors” of this Annual Report on Form 10-K.

Business Strategy

We have concluded our 2025 strategic plan, delivering improved organic sales growth, consistent dollar-based earnings per share growth and increased capabilities in areas such as science-led core and premium innovation, digital, data, analytics and artificial intelligence (“AI”), despite macroeconomic and geopolitical challenges. Our 2030 strategy is intended to accelerate growth going forward through several key initiatives. These initiatives include leveraging the global reach and penetration of our brands; building the incremental benefit of superior, science-based innovation supported by an agile and resilient supply chain; harnessing the power of best-in-class omni-channel demand generation; leading in capabilities such as data, analytics and AI; and evolving our high-impact, inclusive culture.

Additionally, on July 31, 2025, our Board of Directors (the “Board”) approved a new three-year productivity program to drive future growth and support our 2030 strategy (the “Strategic Growth and Productivity Program”). The program includes initiatives to better align our organizational structure to support our strategic initiatives, optimize our global supply chain to drive agility and efficiencies and simplify and streamline our organizational structure to reduce overhead costs. The Strategic Growth and Productivity Program is estimated to result in cumulative pre-tax charges, once all initiatives are approved and implemented, of between $200 and $300. It is estimated that substantially all charges will be incurred by December 31, 2028. For more information regarding the Strategic Growth and Productivity Program, see “Restructuring and Related Implementation Charges” below.

The investments needed to drive growth are also supported through continuous, company-wide initiatives to lower costs and increase effective asset utilization. Through these initiatives, which are referred to as our funding-the-growth initiatives, we seek to become even more effective and efficient throughout our businesses. These initiatives are designed to reduce costs associated with direct materials, indirect expenses, distribution and logistics and advertising and promotional materials, among other things, and encompass a wide range of projects, examples of which include raw material substitution, reduction of packaging materials, consolidating suppliers to leverage volumes and increasing manufacturing efficiency through SKU reductions and formulation simplification.

We believe strong free cash flow performance is a key priority to drive future growth and superior total shareholder return. We achieve this through increasing net income, optimizing working capital and through high return capital expenditures focused on growth and profitability.

The efficient use of our balance sheet, including prudent management of our capital structure, is also critical. We continue to prioritize our investments in high growth and high margin segments within our Oral Care, Personal Care and Pet Nutrition businesses and to make careful decisions about our brand portfolio. Finally, we drive additional value to shareholders by returning cash through dividends and ongoing share repurchases.

(Dollars in Millions Except Per Share Amounts)
Significant Items Impacting Comparability

In the fourth quarter of 2025, we recorded a non-cash charge of $794 aftertax ($919 pretax) to adjust the carrying values of goodwill and intangible assets related to the skin health business. Given lower than expected category growth rates and weaker than expected performance, particularly in China, we have lowered our outlook for the skin health business, primarily Filorga. See Note 5, Goodwill and Other Intangible Assets to the Consolidated Financial Statements for further information.

On April 30, 2025, we acquired Care TopCo Pty Ltd, the owner of the Prime100 pet food business, for cash consideration of AU $471 (approximately $301). This acquisition provides our Hill’s Pet Nutrition segment with an entry into the fast-growing fresh pet food category in Australia. Refer to Note 3, Acquisitions to the Consolidated Financial Statements for additional information.

During the quarter ended March 31, 2025, we recorded a charge of $65 following a decision of the United States Court of Appeals for the Second Circuit affirming the ruling of the United States District Court for the Southern District of New York (the “District Court”) on certain calculation issues related to the District Court’s earlier grant of summary judgment to the plaintiffs in a lawsuit under the Employee Retirement Income Security Act, seeking the recalculation of benefits and other relief associated with a 2005 residual annuity amendment to the Colgate-Palmolive Company Employees’ Retirement Income Plan (the “Retirement Plan”). The decision resulted in an increase in the obligations of the Retirement Plan. During the quarter ended December 31, 2025, we reclassified the plaintiffs’ attorneys’ fees and costs that will be paid by us from Non-service related postretirement costs to Selling, general and administrative expenses. See Note 13, Commitments and Contingencies to the Consolidated Financial Statements for additional information.

On July 31, 2025, our Board approved the Strategic Growth and Productivity Program. See “Restructuring and Related Implementation Charges” below and Note 4, Restructuring and Related Implementation Charges to the Consolidated Financial Statements for additional information.

Our prior targeted productivity program, known as the “2022 Global Productivity Initiative,” concluded on December 31, 2024. The 2022 Global Productivity Initiative resulted in the reallocation of resources towards our strategic priorities and faster growth businesses, efficiencies in our operations and the streamlining of our supply chain to reduce structural costs. For the year ended December 31, 2024, we incurred pretax costs of $85 (aftertax costs of $73) resulting from the 2022 Global Productivity Initiative. See “Restructuring and Related Implementation Charges” below and Note 4, Restructuring and Related Implementation Charges to the Consolidated Financial Statements for additional information.

Outlook

Looking forward, we expect global macroeconomic, geopolitical and market conditions to remain challenging, including as a result of inflation, high interest rates, foreign currency volatility and developments in trade relations.

We expect developments in trade relations, including the imposition of new or increased tariffs by the United States and/or other countries as well as the ongoing implementation and potential renegotiation of the United States-Mexico-Canada Agreement, to continue to contribute to inflationary pressures, geopolitical tensions, macroeconomic and market volatility. These developments have also impacted and may continue to impact consumer sentiment, consumption, discretionary spending and/or purchasing patterns. In addition, they have impacted and may continue to impact the cost and/or availability of raw and packaging materials and the price of our products. We are following the dynamic situation closely and continue to evaluate the impact on our business, results of operations, cash flows and financial condition.

In this uncertain and challenging geopolitical and macroeconomic environment, we anticipate consumers may forgo purchasing certain of our products or switch to “private label” or to our lower-priced product offerings. Although we continue to devote significant resources to support our brands and market our products at multiple price points, demand for and sales volumes of our categories and/or our products may decline or shift from higher margin to lower margin product offerings. We expect the softness across our categories that we witnessed in 2025 to continue into 2026.

Given that approximately two-thirds of our Net sales originate in markets outside the United States, we have experienced and will likely continue to experience volatile foreign currency fluctuations. This is particularly acute in hyper-inflationary economies, including Argentina, Nigeria and Türkiye.

We continue to experience higher raw and packaging material costs, including the impact of transactional foreign exchange. We have taken, and will continue to take, measures to mitigate the effect of these conditions, such as our funding-the-growth and revenue growth management initiatives and the Strategic Growth and Productivity Program.

(Dollars in Millions Except Per Share Amounts)
However, in the current environment it may become increasingly difficult to implement certain of these mitigation strategies. Additionally, inflation has impacted the broader economy with consumers in many geographies around the world facing widespread rising prices as well as high interest rates. Should these conditions persist, they could adversely affect our future results.

We face vigorous competition worldwide, including from strong local competitors (including private label competitors), from other companies, some of which have greater resources than we do. In addition, the substantial growth of eCommerce and the emergence and adoption of social commerce and AI have encouraged the entry of new competitors, some of which sell products direct-to-consumer. We face competition in several aspects of our business, including pricing, promotional activities, new product introductions and expansion into new geographies and channels.

Our products are sold in a highly competitive omni-channel marketplace that is increasingly defined by the integration of traditional and digital retail operations and evolving consumer purchasing behavior and preferences, as consumers continue to shop online and increasingly through social commerce and with the assistance of AI. The increased presence of alternative retail channels, such as subscription services and direct-to-customer businesses, has also intensified competition for consumer attention. While we continue to sell our products to a variety of customers, including large-format retailers, discounters and eCommerce retailers, our growth is increasingly dependent on our ability to generate consumer demand across key touchpoints in the omni-channel ecosystem whether through traditional retail, eCommerce, social media or digital. We are also increasingly dependent upon certain key retailers, some of which exercise greater bargaining strength than we do, including the exclusive access to valuable first-party consumer data and analytics.

We continue to closely monitor the impact of geopolitical events and tensions, wars and military conflicts, developments in trade relations and the challenging market conditions discussed above on our business and the related uncertainties and risks. While we have taken, and will continue to take, measures to mitigate the effects of these events and conditions, we cannot estimate with certainty the full extent of their impact on our business, results of operations, cash flows and/or financial condition. For more information about factors that could impact our business, see “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.

Looking forward, we believe our new 2030 business strategy and the Strategic Growth and Productivity Program will help ensure that we have the right capabilities and support to achieve our goals in the near term and deliver consistent compounded earnings per share growth over the long term. We believe our 2030 strategic priorities of leveraging the global reach and penetration of our brands; building the incremental benefit of superior, science-based innovation supported by an agile and resilient supply chain; harnessing the power of best-in-class omni-channel demand generation; leading in capabilities such as data, analytics and AI; and evolving our high-impact, inclusive culture are the keys to accelerating growth going forward. Our commitment to these priorities, the strength of our brands, our resilient global supply chain, the breadth of our global footprint and a commitment to profitability and driving efficiency in cash generation should position us well to manage through the challenges we face and increase shareholder value over time.

(Dollars in Millions Except Per Share Amounts)
Results of Operations

This section of this Annual Report on Form 10-K generally discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024. Discussions of 2023 items and year-to-year comparisons between 2024 and 2023 that are not included in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Net Sales

Worldwide Net sales were $20,382 in 2025, up 1.4% from 2024, driven by net selling price increases of 2.1%, partially offset by volume declines of 0.4% and negative foreign exchange of 0.3%. The Prime100 acquisition contributed 0.3% to volume. Organic sales (Net sales excluding the impact of foreign exchange, acquisitions and divestments), a non-GAAP financial measure, increased 1.4% in 2025. A reconciliation of Net sales growth to organic sales growth is provided under “Non-GAAP Financial Measures” below.

Net sales in the Oral, Personal and Home Care product segment were $15,769 in 2025, up 1.0% from 2024, driven by net selling price increases of 1.8%, partially offset by negative foreign exchange of 0.5% and volume declines of 0.3%. Organic sales in the Oral, Personal and Home Care product segment increased 1.5% in 2025.

The increase in organic sales in 2025 versus 2024 was due to an increase in Oral Care organic sales. The increase in Oral Care was primarily due to organic sales growth in the toothpaste and manual toothbrush categories.

The Company’s share of the global toothpaste market was 41.3% for the full year 2025, down 0.4 share points from full year 2024, and its share of the global manual toothbrush market was 32.4% for the full year 2025, up 0.4 share points versus full year 2024. Full year 2025 market shares in toothpaste were up in Europe, flat in Asia Pacific and down in North America, Latin America and Africa/Eurasia versus full year 2024. In the manual toothbrush category, full year 2025 market shares were up in North America and Asia Pacific, flat in Europe and down in Latin America and Africa/Eurasia versus full year 2024. For additional information regarding the Company’s use of market share data and limitations of such data, see “Market Share Information” below.

Net sales in the Hill’s Pet Nutrition segment were $4,613 in 2025, up 2.9% from 2024, driven by net selling price increases of 3.0% and positive foreign exchange of 0.5%, partially offset by volume declines of 0.6%. The Prime100 acquisition contributed 1.1% to volume. Organic sales in the Hill’s Pet Nutrition segment increased 1.2% in 2025 despite a negative impact from lower private label sales (320 bps).

(Dollars in Millions Except Per Share Amounts)
Gross Profit/Margin

Worldwide Gross profit increased 1% to $12,251 in 2025 from $12,161 in 2024. Worldwide Gross profit in 2024 included charges resulting from the 2022 Global Productivity Initiative. Excluding these charges, Worldwide Gross profit increased to $12,251 in 2025 compared to $12,181 in 2024, reflecting an increase of $170 resulting from higher Net sales, partially offset by lower Gross profit margin of $100.

Worldwide Gross profit margin decreased to 60.1% in 2025 from 60.5% in 2024. Excluding charges resulting from the 2022 Global Productivity Initiative in 2024, Gross profit margin decreased to 60.1% in 2025 from 60.6% in 2024. This decrease in Gross profit margin was due to significantly higher raw and packaging material costs (420 bps), partially offset by cost savings from the Company’s funding-the-growth initiatives (260 bps), higher pricing (80 bps) and favorable mix (30 bps).

	2025	2024
Gross profit, GAAP	$12,251	$12,161
Restructuring programs(1)	—	20
Gross profit, non-GAAP	$12,251	$12,181

	2025	2024	Basis Point Change
Gross profit margin, GAAP	60.1%	60.5%	(40)
Restructuring programs	—%	0.1%
Gross profit margin, non-GAAP	60.1%	60.6%	(50)
(1) The charges resulting from the Restructuring programs relate to the Strategic Growth and Productivity Program in 2025 and the 2022 Global Productivity Initiative in 2024.

(Dollars in Millions Except Per Share Amounts)
Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 2% to $7,903 in 2025 from $7,729 in 2024. Selling, general and administrative expenses in 2025 included charges resulting from the ERISA litigation matter and the Strategic Growth and Productivity Program. Selling, general and administrative expenses in 2024 included charges resulting from the 2022 Global Productivity Initiative. Excluding these items in both periods, as applicable, Selling, general and administrative expenses increased to $7,797 in 2025 from $7,723 in 2024, reflecting higher overhead expenses of $91, partially offset by decreased advertising investment of $17.

Selling, general and administrative expenses as a percentage of Net sales increased by 30 bps to 38.8% in 2025 as compared to 38.5% in 2024. Excluding the items described above in both periods, as applicable, Selling, general and administrative expenses as a percentage of Net sales decreased by 10 bps to 38.3% in 2025 as compared to 38.4% in 2024. This decrease was due to decreased advertising investment (20 bps), partially offset by higher overhead expenses (10 bps), both as a percentage of Net sales. In 2025, advertising investment decreased as a percentage of Net sales to 13.3% from 13.5% in 2024, or 1% in absolute terms, to $2,703 as compared with $2,720 in 2024.

	2025	2024
Selling, general and administrative expenses, GAAP	$7,903	$7,729
ERISA litigation matter	(99)	—
Restructuring programs	(6)	(6)
Selling, general and administrative expenses, non-GAAP	$7,797	$7,723
Note: Table may not sum due to rounding.

	2025	2024	Basis Point Change
Selling, general and administrative expenses as a percentage of Net sales, GAAP	38.8%	38.5%	30
ERISA litigation matter	(0.5)%	—%
Restructuring programs	—%	(0.1)%
Selling, general and administrative expenses as a percentage of Net sales, non-GAAP	38.3%	38.4%	(10)

(Dollars in Millions Except Per Share Amounts)
Other (Income) Expense, Net

Other (income) expense, net was $123 and $164 in 2025 and 2024, respectively. Other (income) expense, net in 2025 included acquisition-related costs and charges resulting from the Strategic Growth and Productivity Program. Other (income) expense, net in 2024 included charges resulting from the 2022 Global Productivity Initiative.

	2025	2024
Other (income) expense, net, GAAP	$123	$164
Acquisition-related costs	(9)	—
Restructuring programs	(7)	(59)
Other (income) expense, net, non-GAAP	$107	$105

Excluding the items described above in both periods, as applicable, Other (income) expense, net was $107 in 2025 and $105 in 2024, comprised of the following:

	2025	2024
Amortization of intangible assets	$78	$75
Equity income	(20)	(22)
Losses (gains) from marketable securities and sale of other assets	1	6
Indirect tax payments (refunds)	37	27
Other, net	11	19
Total Other (income) expense, net, non-GAAP	$107	$105

Goodwill and Intangible Assets Impairment Charges

Given lower than expected category growth rates and weaker than expected performance, particularly in China, in the fourth quarter of 2025 the Company lowered its outlook for the skin health reporting unit, primarily Filorga. The Company concluded that the changes in circumstances in this reporting unit triggered the need for an interim impairment review of its goodwill and long-lived assets which consist primarily of trademarks and customer relationships. As a result of the interim impairment test, the Company concluded that the carrying value of the Filorga trademark and customer relationships exceeded their estimated fair values and recorded impairment charges of $244 and $93, respectively, reducing their combined carrying values to an immaterial amount as of December 31, 2025. After adjusting the carrying values of the Filorga trademark and customer relationship intangible assets, the Company completed a quantitative impairment test for goodwill and recorded a goodwill impairment charge of $582 in the skin health reporting unit, reducing the carrying value of goodwill to $51 as of December 31, 2025. The Company is taking the appropriate actions to improve performance and continues to believe in the growth prospects of the business. See Note 5, Goodwill and Other Intangible Assets to the Consolidated Financial Statements for further information.

(Dollars in Millions Except Per Share Amounts)
Operating Profit

Operating profit decreased 23% to $3,306 in 2025 from $4,268 in 2024. Operating profit in 2025 included goodwill and intangible assets impairment charges, charges resulting from the ERISA litigation matter and acquisition-related costs. Operating profit in 2025 and 2024 included charges resulting from the Restructuring programs. Excluding these items in both periods, as applicable, Operating profit was $4,347 in 2025 versus $4,353 in 2024 primarily due to an increase in Gross profit, more than offset by an increase in Selling, general and administrative expenses.

Operating profit margin was 16.2% in 2025, a decrease of 500 bps compared to 21.2% in 2024. Excluding the items described above in both periods, as applicable, Operating profit margin was 21.3% in 2025, a decrease of 40 bps from 21.7% in 2024, primarily due to a decrease in Gross profit (50 bps), partially offset by a decrease in Selling, general and administrative expenses (10 bps), both as a percentage of Net sales.

	2025	2024	% Change
Operating profit, GAAP	$3,306	$4,268	(23)%
Goodwill and intangible assets impairment charges	919	—
ERISA litigation matter	99	—
Restructuring programs	13	85
Acquisition-related costs	9	—
Operating profit, non-GAAP	$4,347	$4,353	—%
Note: Table may not sum due to rounding.

	2025	2024	Basis Point Change
Operating profit margin, GAAP	16.2%	21.2%	(500)
Goodwill and intangible assets impairment charges	4.5%	—
ERISA litigation matter	0.5%	—
Restructuring programs	0.1%	0.5%
Acquisition-related costs	—%	—%
Operating profit margin, non-GAAP	21.3%	21.7%	(40)

Non-Service Related Postretirement Costs

Non-service related postretirement costs were $55 in 2025 compared to $87 in 2024. In 2025, Non-service related postretirement costs included a net benefit resulting from the ERISA litigation matter reflecting the additional charge and increase in pension liability recorded following the adverse court decision in the quarter ended March 31, 2025, which was more than offset by a reclassification of the plaintiffs’ attorneys’ fees and costs that will be paid by the Company from Non-service related postretirement costs to Selling, general and administrative expenses following the court’s approval of the settlement agreement. Excluding the ERISA litigation matter in 2025, Non-service related postretirement costs were $90 in 2025 compared to $87 in 2024.

	2025	2024
Non-service related postretirement costs, GAAP	$55	$87
ERISA litigation matter	34	—
Non-service related postretirement costs, non-GAAP	$90	$87
Note: Table may not sum due to rounding.

(Dollars in Millions Except Per Share Amounts)
Income Taxes

The effective income tax rate was 26.1% in 2025 and 22.9% in 2024. As reflected in the table below, the non-GAAP effective income tax rate was 23.1% in 2025 and 22.7% in 2024.

	2025
	Income Before Income Taxes	Provision For Income Taxes(1)	Effective Income Tax Rate(2)
As Reported GAAP	$3,059	$798	26.1%
Goodwill and intangible assets impairment charges	919	125	(2.9)%
ERISA litigation matter	65	12	(0.1)%
Restructuring programs	13	2	—%
Acquisition-related costs	9	2	—%
Non-GAAP	$4,065	$940	23.1%
Note: Table may not sum due to rounding.

	2024
	Income Before Income Taxes	Provision For Income Taxes(1)	Effective Income Tax Rate(2)
As Reported GAAP	$3,956	$907	22.9%
Restructuring programs	85	12	(0.2)%
Non-GAAP	$4,041	$919	22.7%
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

On July 4, 2025, U.S. tax legislation was signed into law (known as the “One Big Beautiful Bill Act” or “OBBBA”) which makes permanent many of the tax provisions enacted in 2017 as part of the Tax Cuts and Jobs Act that were set to expire at the end of 2025. In addition, the OBBBA makes changes to certain U.S. corporate tax provisions, many of which are generally not effective until January 1, 2026. The OBBBA did not have a material effect on the Company’s Consolidated Financial Statements for the fiscal year ended December 31, 2025. The Company is currently evaluating the future impact of the OBBBA, but does not expect it will have a material impact on its Consolidated Financial Statements.
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

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was enacted, which among other things, implements a 15% minimum tax on book income of certain large corporations effective for years beginning after December 31, 2022. Subsequent to the IRA’s enactment, the U.S. Treasury Department and the IRS released proposed regulations relating principally to this 15% minimum tax. Based on the Company’s analysis, these proposed regulations have not had and, if finalized in their current form, are not expected to have an impact on its Consolidated Financial Statements. The IRS has announced its intent to partially withdraw and revise the proposed regulations. The Company will continue to evaluate any additional guidance and clarification that becomes available.

(Dollars in Millions Except Per Share Amounts)
On December 15, 2022, the 27 member states of the European Union (“EU”) reached an agreement to establish a minimum level of taxation for certain large corporations by paying a minimum corporate tax rate of 15% in every jurisdiction in which they operate. This agreement, which is part of the Pillar II Model Rules initiative (“Pillar II”) agreed by all members of the Organization for Economic Cooperation and Development (“OECD”) and its Inclusive Framework (“IF”), was transposed into the laws of most EU member states by December 31, 2023. Subsequently, many other jurisdictions outside the EU have enacted similar minimum tax regimes consistent with the policy of Pillar II.

Based on current legislation and available guidance, apart from the significant additional time and resources required to comply, Pillar II did not have a material impact to the Company’s Consolidated Financial Statements for the fiscal year ended December 31, 2025 and the Company does not believe it will have a material impact going forward on its business, results of operations, cash flows and financial condition.

On January 5, 2026, IF reached an agreement known as the “Side-by-Side Package” that modifies key aspects of Pillar II and is effective from January 1, 2026. The Company is currently evaluating the potential impact of the Side-by-Side Package on its future tax liability and compliance burden. The Side-by-Side Package introduces various new safe harbors that the Company is expected to be eligible for and that, when fully enacted, should result in a reduction of compliance costs of Pillar II, among other benefits. However, as these rules and related regulations are revised and implemented, the Company will evaluate the impact, if any, on its Consolidated Financial Statements.

The Company has ongoing federal, state and international income tax audits in various jurisdictions and evaluates uncertain tax positions that may be challenged by local tax authorities and not fully sustained. All U.S. federal income tax returns through December 31, 2013 have been audited by the IRS and there are limited matters which the Company plans to appeal for years 2010 through 2013. One such matter relates to the IRS assessment of taxes on the Company by imputing income on certain activities within one of our international operations, which is also under audit for the years 2014 through 2018. There were U.S. Tax Court rulings during 2023 in favor of the IRS against two unrelated third parties on similar matters. In October 2025, in one of those cases, the relevant U.S. Court of Appeals reversed the U.S. Tax Court’s decision and ruled in favor of the taxpayer. The case involving the other third party is still pending. The Company continues to believe that the tax assessment against the Company is without merit. While there can be no assurances, the Company believes this matter will ultimately be decided in favor of the Company. The amount of tax plus interest for the years 2010 through 2018 is estimated to be approximately $165, which is not included in the Company’s uncertain tax positions. In May 2024, the IRS initiated an audit for the years 2019 through 2021, which is still ongoing.

(Dollars in Millions Except Per Share Amounts)
Net income attributable to Colgate-Palmolive Company and Earnings per share

Net income attributable to Colgate-Palmolive Company was $2,132, or $2.63 per share on a diluted basis, in 2025, a decrease from $2,889, or $3.51 per share on a diluted basis, in 2024. In 2025, Net income attributable to Colgate-Palmolive Company included goodwill and intangible assets impairment charges, charges resulting from the ERISA litigation matter and acquisition-related costs. In 2025 and 2024, Net income attributable to Colgate-Palmolive Company included charges resulting from the Restructuring programs.

Excluding the items described above in both periods, as applicable, Net income attributable to Colgate-Palmolive Company increased 1% to $2,996 in 2025 from $2,962 in 2024, and Earnings per common share on a diluted basis increased 3% to $3.69 in 2025 from $3.60 in 2024.

	2025
	Income Before Income Taxes	Provision For Income Taxes(1)	Net Income Including Noncontrolling Interests	Less: Income Attributable To Noncontrolling Interests	Net Income Attributable to Colgate-Palmolive Company	Diluted Earnings Per Share(2)
As Reported GAAP	$3,059	$798	$2,261	$129	$2,132	$2.63
Goodwill and intangible assets impairment charges	919	125	794	—	794	0.98
ERISA litigation matter	65	12	53	—	53	0.06
Restructuring programs	13	2	11	—	11	0.01
Acquisition-related costs	9	2	7	—	7	0.01
Non-GAAP	$4,065	$940	$3,125	$129	$2,996	$3.69
Note: Table may not sum due to rounding.

	2024
	Income Before Income Taxes	Provision For Income Taxes(1)	Net Income Including Noncontrolling Interests	Less: Income Attributable To Noncontrolling Interests	Net Income Attributable to Colgate-Palmolive Company	Diluted Earnings Per Share(2)
As Reported GAAP	$3,956	$907	$3,049	$160	$2,889	$3.51
Restructuring programs	85	12	73	—	73	0.09
Non-GAAP	$4,041	$919	$3,122	$160	$2,962	$3.60

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

Oral, Personal and Home Care

North America

	2025	2024	% Change
Net sales	$4,045	$4,113	(1.6)%
Operating profit	$784	$839	(7)%
% of Net sales	19.4%	20.4%	(100)	bps

Net sales in North America decreased 1.6% in 2025 to $4,045, driven by volume declines of 1.4%, net selling price decreases of 0.2% and negative foreign exchange of 0.1%. Organic sales in North America decreased 1.6% in 2025. The organic sales decline was driven by the United States.

The decrease in organic sales in North America in 2025 versus 2024 was due to decreases in Personal Care and Home Care organic sales, partially offset by an increase in Oral Care organic sales. The decrease in Personal Care was primarily due to organic sales declines in the skin health, body wash and underarm protection categories. The decrease in Home Care was primarily due to an organic sales decline in the hand dish category, partially offset by organic sales growth in the surface cleaner category. The increase in Oral Care was primarily due to organic sales growth in the manual toothbrush category.

Operating profit in North America decreased 7% in 2025 to $784, or 100 bps to 19.4% as a percentage of Net Sales. This decrease in Operating profit as a percentage of Net sales was primarily due to a decrease in Gross profit (110 bps). This decrease in Gross profit was due to significantly higher raw and packaging material costs (330 bps) and lower pricing, partially offset by cost savings from the Company’s funding-the-growth initiatives (200 bps) and favorable mix (20 bps).

(Dollars in Millions Except Per Share Amounts)
Latin America

	2025	2024	% Change
Net sales	$4,776	$4,782	(0.1)%
Operating profit	$1,411	$1,526	(8)%
% of Net sales	29.6%	31.9%	(230)	bps

Net sales in Latin America decreased 0.1% in 2025 to $4,776, driven by negative foreign exchange of 4.0%, partially offset by volume growth of 0.9% and net selling price increases of 2.9%. Organic sales in Latin America increased 3.9% in 2025. Organic sales growth was led by Mexico, Argentina and Brazil.

The increase in organic sales in Latin America in 2025 versus 2024 was primarily due to increases in Oral Care and Home Care organic sales. The increase in Oral Care was primarily due to organic sales growth in the toothpaste and manual toothbrush categories. The increase in Home Care was primarily due to organic sales growth in the surface cleaner and fabric softener categories.

Operating profit in Latin America decreased 8% in 2025 to $1,411, or 230 bps to 29.6% as a percentage of Net sales. This decrease in Operating profit as a percentage of Net sales was primarily due to a decrease in Gross profit (370 bps), partially offset by a decrease in Selling, general and administrative expenses (120 bps), both as a percentage of Net sales. This decrease in Gross profit was due to significantly higher raw and packaging material costs (760 bps) and unfavorable mix (10 bps), partially offset by cost savings from the Company’s funding-the-growth initiatives (280 bps) and higher pricing. This decrease in Selling, general and administrative expenses was due to decreased advertising investment (100 bps) and lower overhead expenses (20 bps).

(Dollars in Millions Except Per Share Amounts)
Europe

	2025	2024	% Change
Net sales	$2,962	$2,770	6.9%
Operating profit	$748	$658	14%
% of Net sales	25.3%	23.7%	160	bps

Net sales in Europe increased 6.9% in 2025 to $2,962, driven by volume growth of 1.1%, net selling price increases of 1.5% and positive foreign exchange of 4.4%. Organic sales in Europe increased 2.6% in 2025. Organic sales growth was led by the United Kingdom, Germany and France.

The increase in organic sales in Europe in 2025 versus 2024 was primarily due to an increase in Oral Care organic sales, which was primarily due to organic sales growth in the toothpaste category.

Operating profit in Europe increased 14% in 2025 to $748, or 160 bps to 25.3% as a percentage of Net sales. This increase in Operating profit as a percentage of Net sales was primarily due to an increase in Gross profit (80 bps) and a decrease in Selling, general and administrative expenses (50 bps), both as a percentage of Net sales. This increase in Gross profit was due to cost savings from the Company’s funding-the-growth initiatives (250 bps), higher pricing and favorable mix (20 bps), partially offset by significantly higher raw and packaging material costs (260 bps). This decrease in Selling, general and administrative expenses was due to decreased advertising investment (50 bps).

(Dollars in Millions Except Per Share Amounts)
Asia Pacific

	2025	2024	% Change
Net sales	$2,814	$2,858	(1.5)%
Operating profit	$760	$812	(6)%
% of Net sales	27.0%	28.4%	(140)	bps

Net sales in Asia Pacific decreased 1.5% in 2025 to $2,814, driven by volume declines of 2.7% and negative foreign exchange of 0.5%, partially offset by net selling price increases of 1.7%. Organic sales in Asia Pacific decreased 1.0% in 2025. The organic sales decline was driven by the Greater China region and India, partially offset by organic sales growth in the remaining Asia Pacific geographies.

The decrease in organic sales in 2025 versus 2024 was primarily due to decreases in Oral Care and Personal Care organic sales. The decrease in Oral Care was primarily due to an organic sales decline in the toothpaste category, partially offset by organic sales growth in the manual toothbrush category. The decrease in Personal Care was primarily due to an organic sales decline in the bar soap category.

Operating profit in Asia Pacific decreased 6% in 2025 to $760, or 140 bps to 27.0% as a percentage of Net sales. This decrease in Operating profit as a percentage of Net sales was primarily due to a decrease in Gross profit (20 bps) and an increase in Selling, general and administrative expenses (110 bps), both as a percentage of Net sales. This decrease in Gross profit was due to significantly higher raw and packaging material costs (410 bps), partially offset by cost savings from the Company’s funding-the-growth initiatives (310 bps) and higher pricing. This increase in Selling, general and administrative expenses was due to higher overhead expenses (60 bps) and increased advertising investment (50 bps).

(Dollars in Millions Except Per Share Amounts)
Africa/Eurasia

	2025	2024	% Change
Net sales	$1,172	$1,095	7.0%
Operating profit	$255	$253	1%
% of Net sales	21.8%	23.1%	(130)	bps

Net sales in Africa/Eurasia increased 7.0% in 2025 to $1,172, driven by volume growth of 0.5%, net selling price increases of 6.0% and positive foreign exchange of 0.5%. Organic sales in Africa/Eurasia increased 6.5% in 2025. Organic sales growth was led by Türkiye and the North Africa/Middle East region.

The increase in organic sales in 2025 versus 2024 was primarily due to an increase in Oral Care organic sales, which was primarily due to organic sales growth in the toothpaste and manual toothbrush categories.

Operating profit in Africa/Eurasia increased 1% in 2025 to $255, while as a percentage of Net sales it decreased by 130 bps to 21.8%. This decrease in Operating profit as a percentage of Net sales was primarily due to a decrease in Gross profit (20 bps) and an increase in Selling, general and administrative expenses (120 bps), both as a percentage of Net sales. This decrease in Gross profit was due to significantly higher raw and packaging material costs (390 bps) and unfavorable mix (60 bps), partially offset by higher pricing and cost savings from the Company’s funding-the-growth initiatives (210 bps). This increase in Selling, general and administrative expenses was primarily due to higher overhead expenses (130 bps).

(Dollars in Millions Except Per Share Amounts)
Hill’s Pet Nutrition

	2025	2024	% Change
Net sales	$4,613	$4,483	2.9%
Operating profit	$1,064	$965	10%
% of Net sales	23.1%	21.5%	160	bps

Net sales for Hill’s Pet Nutrition increased 2.9% in 2025 to $4,613, driven by net selling price increases of 3.0% and positive foreign exchange of 0.5%, partially offset by volume declines of 0.6%. The Prime100 acquisition contributed 1.1% to volume. Organic sales in Hill’s Pet Nutrition increased 1.2% in 2025 despite a negative impact from lower private label sales (320 bps). Organic sales growth was led by the United States (excluding private label), Europe and Asia.

The increase in organic sales in 2025 versus 2024 was due to organic sales growth in the therapeutic and wellness categories.

Operating profit in Hill’s Pet Nutrition increased 10% in 2025 to $1,064, or 160 bps to 23.1% as a percentage of Net sales. This increase in Operating profit as a percentage of Net sales was primarily due to an increase in Gross profit (230 bps), partially offset by an increase in Selling, general and administrative expenses (60 bps), both as a percentage of Net sales. This increase in Gross profit was due to cost savings from the Company’s funding-the-growth initiatives (270 bps), higher pricing and favorable mix (140 bps), partially offset by significantly higher raw and packaging material costs (310 bps). This increase in Selling, general and administrative expenses was primarily due to increased advertising investment (50 bps).

(Dollars in Millions Except Per Share Amounts)
Corporate

	2025	2024	% Change
Operating profit (loss)	$(1,717)	$(784)	119%

Corporate operations include Corporate overhead costs, research and development costs, stock-based compensation expense related to stock options and restricted stock unit awards, restructuring and related implementation costs and gains and losses on sales of non-core product lines. The components of Operating profit (loss) for the Corporate segment are presented as follows:

	2025	2024
Restructuring programs	$(13)	$(85)
Goodwill and intangible assets impairment charges	(919)	—
ERISA litigation matter	(99)	—
Acquisition-related costs	(9)	—
Corporate overhead costs and other, net	(677)	(699)
Total Corporate Operating profit (loss)	$(1,717)	$(784)

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

For the twelve months ended December 31, 2025, charges resulting from the Strategic Growth and Productivity Program are reflected in the income statement as follows:

Twelve months ended December 31, 2025

Selling, general and administrative expenses	$6
Other (income) expense, net	7
Total Strategic Growth and Productivity Program charges, pretax	$13

Total Strategic Growth and Productivity Program charges, aftertax	$11

Restructuring and related implementation charges are recorded in the Corporate segment as these initiatives are predominantly centrally directed and controlled and are not included in internal measures of segment operating performance.

Total charges incurred for the Strategic Growth and Productivity Program relate to initiatives undertaken by the following reportable operating segments:

Twelve months ended December 31, 2025

North America	30%
Latin America	—%
Europe	4%
Asia Pacific	—%
Africa/Eurasia	—%
Pet Nutrition	1%
Corporate	65%
Total	100%

(Dollars in Millions Except Per Share Amounts)
The Company has incurred pretax charges of $13 ($11 aftertax) in connection with the implementation of various projects as follows:

Twelve months ended December 31, 2025

Employee-Related Costs	$6
Asset-Related Costs and Other	7
Total	13

The following table summarizes the activity for the restructuring accrual:

	Twelve months ended December 31, 2025
	Employee-Related Costs	Asset-Related Costs and Other	Total
Balance at December 31, 2024	$—	$—	$—
Charges	6	7	13
Cash Payments	—	(3)	(3)
Balance at December 31, 2025	$6	$4	$10

2022 Global Productivity Initiative

The Company’s prior targeted productivity program, the 2022 Global Productivity Initiative, concluded on December 31, 2024 and resulted in the reallocation of resources towards the Company’s strategic priorities and faster growth businesses, efficiencies in the Company’s operations and the streamlining of its supply chain to reduce structural costs. Over the course of the 2022 Global Productivity Initiative, the Company incurred total pretax charges of $228 ($186 aftertax). Total annualized pretax savings from the 2022 Global Productivity Initiative were approximately $125 ($100 aftertax).

For the twelve months ended December 31, 2024, charges resulting from the 2022 Global Productivity Initiative are reflected in the income statement as follows:

Twelve Months Ended December 31,
2024
Gross Profit	$20
Selling, general and administrative expenses	6
Other (income) expense, net	59
Total 2022 Global Productivity Initiative charges, pretax	$85

Total 2022 Global Productivity Initiative charges, aftertax	$73

(Dollars in Millions Except Per Share Amounts)
The following table summarizes the activity for the restructuring accrual:

	Twelve months ended December 31, 2025
	Employee-Related Costs	Other	Total
Balance at December 31, 2024	$34	$10	$44
Cash Payments	(13)	(4)	(17)
Foreign exchange	3	—	3
Balance at December 31, 2025	$24	$6	$30

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

Net sales growth (GAAP) and organic sales growth (Net sales growth excluding the impact of foreign exchange, acquisitions and divestments) (non-GAAP) are discussed in this Annual Report on Form 10-K. Management believes the organic sales growth measure provides investors and analysts with useful supplemental information regarding the Company’s underlying sales trends by presenting sales growth excluding, the external factor of foreign exchange, as well as the impact of acquisitions and divestments, as applicable. A reconciliation of organic sales growth to Net sales growth for the years ended December 31, 2025 and 2024 is provided below.

Gross profit, Gross profit margin, Selling, general and administrative expenses, Selling, general and administrative expenses as a percentage of Net sales, Other (income) expense, net, Operating profit, Operating profit margin, Non-service related postretirement costs, Effective income tax rate, Net income attributable to Colgate-Palmolive Company and Earnings per share on a diluted basis are discussed in this Annual Report on Form 10-K both on a GAAP basis and excluding, as applicable, goodwill and intangible assets impairment charges, charges resulting from Restructuring programs (the Strategic Growth and Productivity Program in 2025 and the 2022 Global Productivity Initiative in 2024) and the ERISA litigation matter and acquisition-related costs. These non-GAAP financial measures exclude items that, either by their nature or amount, management would not expect to occur as part of the Company’s normal business on a regular basis, such as restructuring charges, charges for certain litigation and tax matters, acquisition-related costs, gains and losses from certain divestitures and certain other unusual, non-recurring items. Investors and analysts use these financial measures in assessing the Company’s business performance, and management believes that presenting these financial measures on a non-GAAP basis provides them with useful supplemental information to enhance their understanding of the Company’s underlying business performance and trends. These non-GAAP financial measures also enhance the ability to compare period-to-period financial results. A reconciliation of each of these non-GAAP financial measures to the most directly comparable GAAP financial measures for the years ended December 31, 2025 and 2024 is presented within the applicable section of Results of Operations.

(Dollars in Millions Except Per Share Amounts)
The following tables provide a quantitative reconciliation of Net sales growth to organic sales growth for the years ended December 31, 2025 and 2024 versus the prior year:

Year ended December 31, 2025	Net Sales Growth (GAAP)	Foreign Exchange Impact	Acquisitions and Divestments Impact	Organic Sales Growth (Non-GAAP)
Oral, Personal and Home Care
North America	(1.6)%	(0.1)%	—%	(1.6)%
Latin America	(0.1)%	(4.0)%	—%	3.9%
Europe	6.9%	4.4%	—%	2.6%
Asia Pacific	(1.5)%	(0.5)%	—%	(1.0)%
Africa/Eurasia	7.0%	0.5%	—%	6.5%
Total Oral, Personal and Home Care	1.0%	(0.5)%	—%	1.5%
Pet Nutrition	2.9%	0.5%	1.1%	1.2%
Total Company	1.4%	(0.3)%	0.3%	1.4%
Note: Table may not sum due to rounding.

Year ended December 31, 2024	Net Sales Growth (GAAP)	Foreign Exchange Impact	Acquisitions and Divestments Impact	Organic Sales Growth (Non-GAAP)
Oral, Personal and Home Care
North America	0.5%	(0.1)%	—%	0.7%
Latin America	3.1%	(13.7)%	—%	16.8%
Europe	7.7%	1.1%	—%	6.7%
Asia Pacific	2.7%	(1.3)%	—%	4.0%
Africa/Eurasia	1.2%	(12.1)%	—%	13.3%
Total Oral, Personal and Home Care	3.0%	(5.2)%	—%	8.1%
Pet Nutrition	4.5%	(0.4)%	—%	4.9%
Total Company	3.3%	(4.1)%	—%	7.4%
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

Cash Flow

Net cash provided by operations increased 2% to $4,198 in 2025 as compared to $4,107 in 2024. The Company’s working capital as a percentage of Net sales was (7.0)% in 2025 and (5.2)% in 2024. The Company defines working capital as the difference between current assets (excluding Cash and cash equivalents and marketable securities, the latter of which is reported in Other current assets) and current liabilities (excluding short-term debt).

Investing activities used $817 of cash in 2025 compared to $534 in 2024. Investing activities in 2025 included the Company’s acquisition of Care TopCo Pty Ltd, the owner of the Prime100 pet food business, as discussed in Note 3, Acquisitions to the Consolidated Financial Statements.

Capital expenditures in the year ended December 31, 2025 were $564, an increase from $561 in 2024. Capital expenditures for 2026 are expected to be approximately 3.0% of Net sales. The Company continues to focus its capital spending on projects that are expected to yield high aftertax returns.

Financing activities used $3,256 of cash during the year ended December 31, 2025 compared to $3,389 during 2024. The decrease in cash used was primarily due to higher proceeds from the issuance of debt partially offset by higher debt repayments.

Long-term debt, including the current portion, increased to $7,986 as of December 31, 2025, as compared to $7,941 as of December 31, 2024, and total debt increased to $7,988 as of December 31, 2025 as compared to $7,949 as of December 31, 2024. During the year ended December 31, 2025, the Company redeemed at maturity $130 of 30-year Medium-Term Notes with a fixed coupon of 7.60% and $500 of three-year Senior Notes with a fixed coupon of 3.10%. These redemptions were financed with commercial paper borrowings. During the year ended December 31, 2024, the Company redeemed at maturity $500 of ten-year Medium-Term Notes with a fixed coupon of 3.25%.

In April 2025, the Company issued $500 of five-year Senior Notes at a fixed coupon rate of 4.20%. In November 2025, the Company issued €600 of ten-year Senior Notes at a fixed coupon rate of 3.25%. The Company’s debt issuances support the Company’s capital structure objectives of funding its business and growth initiatives while minimizing its risk-adjusted cost of capital.

At December 31, 2025, the Company had access to unused domestic and foreign lines of credit of $3,641 (including under the facility discussed below) and could also issue long-term debt pursuant to an effective shelf registration statement.

In November 2022, the Company entered into an amended and restated $3,000 five-year revolving credit facility with a syndicate of banks for a five-year term expiring November 2027, which replaced, on substantially similar terms, the Company’s $3,000 revolving credit facility that was scheduled to expire in August 2026. The term of the revolving credit facility was subsequently extended by one year in each of November 2023, November 2024 and November 2025. The expiration date of the revolving credit facility is now November 2030. The credit facility serves as a backstop for the Company's commercial paper program. Commitment fees related to the credit facility are not material.

Domestic and foreign commercial paper outstanding was $147 and $936 as of December 31, 2025 and December 31, 2024, respectively. The average daily balances outstanding of commercial paper in 2025 and 2024 were $1,611 and $1,710, respectively. The Company classifies commercial paper and certain long-term debt that is subject to a put option as long-term when it has the intent and ability to refinance such obligations on a long-term basis, including, if necessary, by utilizing its available lines of credit (under the facilities discussed above).

(Dollars in Millions Except Per Share Amounts)
The following is a summary of the Company’s commercial paper as of December 31, 2025 and 2024:

	2025			2024
	Weighted Average Interest Rate	Maturities	Outstanding	Weighted Average Interest Rate	Maturities	Outstanding
Commercial Paper	2.0%	2026	$147	3.0%	2025	$936
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

Dividend payments in 2025 were $1,823, an increase from $1,789 in 2024. Dividends paid increased to $2.06 per share in 2025 from $1.98 per share in 2024. In the first quarter of 2025, the Company increased the quarterly common stock dividend to $0.52 per share from $0.50 per share previously, effective in the second quarter of 2025.

The Company repurchases shares of its common stock in the open market and in private transactions to maintain its targeted capital structure and to fulfill certain requirements of its compensation and benefit plans. On March 20, 2025, the Board authorized the repurchase of shares of the Company’s common stock having an aggregate purchase price of up to $5 billion under a new share repurchase program (the “2025 Program”), which replaced a previously authorized share repurchase program (the “2022 Program”). The Board also has authorized share repurchases on an ongoing basis to fulfill certain requirements of the Company’s compensation and benefit programs. The shares are repurchased from time to time in open market or privately negotiated transactions at the Company’s discretion, subject to market conditions, customary blackout periods and other factors.

Aggregate share repurchases in 2025 consisted of approximately 13.7 million common shares under the 2022 Program and the 2025 Program and 0.6 million common shares to fulfill the requirements of compensation and benefit plans, for a total purchase price of $1,210. Aggregate share repurchases in 2024 consisted of approximately 18.3 million common shares under the 2022 Program and 0.4 million common shares to fulfill the requirements of compensation and benefit plans, for a total purchase price of $1,739. Share repurchases, net of proceeds from exercise of stock options, were $1,109 and $1,101 in 2025 and 2024, respectively.

Cash and cash equivalents increased $192 during 2025 to $1,288 at December 31, 2025, compared to $1,096 at December 31, 2024. Cash and cash equivalents held by the Company’s foreign subsidiaries was $1,234 and $1,059, respectively, at December 31, 2025 and 2024.

The following represents the scheduled maturities of the Company’s contractual obligations as of December 31, 2025:

	Total	2026	2027	2028	2029	2030	Thereafter
Long-term debt including current portion(1)	$7,839	1,115	523	615	591	500	4,495
Net cash interest payments on long-term debt(2)	1,980	185	173	145	138	136	1,203
Operating Leases	660	140	125	100	72	60	163
Purchase obligations(3)	637	206	158	95	75	64	39
Total	$11,116	$1,646	$979	$955	$876	$760	$5,900

(1)The Company classifies commercial paper and certain long-term debt that is subject to a put option as long-term debt when it has the intent and ability to refinance such obligations on a long-term basis. The amounts in this table exclude commercial paper.
(2)Includes the net interest payments on fixed and variable rate debt. Interest payments associated with floating rate instruments are based on management’s best estimate of projected interest rates for the remaining term of variable rate debt.
(3)The Company had outstanding contractual obligations with suppliers at the end of 2025 for the purchase of raw, packaging and other materials and services in the normal course of business. These purchase obligation amounts represent only those items which are based on agreements that are legally binding and that specify all significant terms including minimum quantity, price and term and do not represent total anticipated purchases.

(Dollars in Millions Except Per Share Amounts)
Long-term liabilities associated with the Company’s postretirement plans are excluded from the table above due to the uncertainty of the timing of these cash disbursements. The amount and timing of cash funding related to these benefit plans will generally depend on the variability of the market value of the assets, changes in the benefit obligations, local regulatory requirements, various economic assumptions (the most significant of which are detailed in “Critical Accounting Policies and Use of Estimates” below) and voluntary Company contributions. Based on current information, the Company is not required to make a mandatory contribution to its qualified U.S. pension plan in 2026. As of December 31, 2025, the Company expects to make contributions to its U.S. postretirement plans of $99 for the year ending December 31, 2026.

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

The Company primarily utilizes foreign currency contracts, including forward and swap contracts, foreign and local currency deposits and local currency borrowings to hedge portions of its exposures relating to foreign currency purchases, assets and liabilities created in the normal course of business and the net investment in certain foreign subsidiaries. The duration of foreign currency contracts generally does not exceed 12 months and the contracts are valued using observable market rates.

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

Based on year-end 2025 variable rate debt levels, a 1% increase in interest rates would have increased Interest expense by $7 in 2025.

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

Recent Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies to the Consolidated Financial Statements for a description of recent accounting pronouncements and their anticipated effects to the Consolidated Financial Statements.

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

▪The Company accounts for inventories using both the first-in, first-out (“FIFO”) method (approximately 75% of inventories) and the last-in, first-out (“LIFO”) method (approximately 25% of inventories). There would have been no material impact on reported earnings for 2025 or 2024 had all inventories been accounted for under the FIFO method.

▪Shipping and handling costs (also referred to as logistics costs) may be reported as either a component of Cost of sales or Selling, general and administrative expenses. The Company accounts for such costs, primarily related to warehousing and outbound freight, as fulfillment costs and reports them in the Consolidated Statements of Income as a component of Selling, general and administrative expenses. Accordingly, the Company’s Gross profit margin is not comparable with the Gross profit margin of those companies that include shipping and handling charges in Cost of sales. If such costs had been included as a component of Cost of sales, the Company’s Gross profit margin would have been lower by 880 bps in 2025 and 2024, and 910 bps in 2023, with no impact on reported earnings.

The areas of accounting that involve significant or complex judgments and estimates are pensions and other retiree benefit cost assumptions, stock-based compensation, asset impairments, uncertain tax positions, tax valuation allowances and legal and other contingency reserves.

▪In accounting for pension and other postretirement benefit costs, the most significant actuarial assumptions are the discount rate and the expected long-term rate of return on plan assets. The discount rate used to measure the benefit obligation for U.S. defined benefit plans was 5.51% and 5.73% as of December 31, 2025 and 2024, respectively. The discount rate used to measure the benefit obligation for other U.S. postretirement plans was 5.56% and 5.74% as of December 31, 2025 and 2024, respectively. Discount rates used for the U.S. and international defined benefit and other postretirement plans are based on a yield curve constructed from a portfolio of high-quality bonds whose projected cash flows approximate the projected benefit payments of the plans. The assumed expected long-term rate of return on plan assets for U.S. plans was 6.50% as of December 31, 2025 and 2024. In determining the expected long-term rate of return, the Company considers the nature of the plans’ investments and the historical rate of return.

(Dollars in Millions Except Per Share Amounts)
Average annual rates of return for the U.S. plans for the most recent 1-year, 5-year, 10-year, 15-year and 25-year periods were 10%, 1%, 5%, 6% and 5%, respectively. In addition, the current assumed rate of return for the U.S. plans is based upon the nature of the plans’ investments with a target asset allocation of approximately 60% in fixed income securities, 26% in equity securities and 14% in other investments. A 1% change in the assumed rate of return on plan assets of the U.S. pension plans would impact future Net income attributable to Colgate-Palmolive Company by approximately $12. A 1% change in the discount rate for the U.S. pension plans and the other U.S. retiree benefit plan would impact future Net income attributable to Colgate-Palmolive Company by approximately $0 and $3, respectively. A third assumption is the long-term rate of compensation increase for the U.S. pension plans, a change in which would partially offset the impact of a change in either the discount rate or the expected long-term rate of return. This rate was 3.50% as of December 31, 2025 and 2024. Refer to Note 10, Retirement Plans and Other Retiree Benefits to the Consolidated Financial Statements for further discussion of the Company’s pension and other postretirement plans.

▪The assumption requiring the most judgment in accounting for other postretirement benefits (other than the discount rate noted above) is the medical cost trend rate. The Company reviews external data and its own historical trends for health care costs to determine the medical cost trend rate. The assumed rate of increase for the U.S. postretirement benefit plans is 7.00% for 2026, declining to 5.00% by 2031 and remaining at 4.50% for the years thereafter. A 1% change in the assumed long-term medical cost trend rate would impact future Net income attributable to Colgate-Palmolive Company by $2.

▪The Company recognizes the cost of employee services received in exchange for awards of equity instruments, such as stock options and restricted stock units (both performance-based and time-vested), based on the fair value of those awards at the date of grant. The Company uses the Black-Scholes-Merton (“Black-Scholes”) option pricing model to estimate the fair value of stock option awards. The weighted-average estimated fair value of each stock option award granted in the year ended December 31, 2025 was $18.21. The Black-Scholes model uses various assumptions to estimate the fair value of stock option awards. These assumptions include the expected term of stock option awards, expected volatility rate, risk-free interest rate and expected dividend yield. While these assumptions do not require significant judgment, as the significant inputs are determined from historical experience or independent third-party sources, changes in these inputs could result in significant changes in the fair value of stock option awards. A one-year change in expected term would result in a change in fair value of approximately 7%. A 1% change in volatility would change fair value by approximately 4%. The Company uses a Monte-Carlo simulation to determine the fair value of performance-based restricted stock units at the date of grant. The Monte-Carlo simulation model uses substantially the same inputs as the Black-Scholes model.

▪Goodwill and indefinite-life intangible assets, such as the Company’s global brands, are subject to impairment tests at least annually or when events or changes in circumstances indicate an asset may be impaired. In assessing impairment, the Company performs either a quantitative or a qualitative analysis.

Determining the fair value of the Company’s reporting units for goodwill and the fair value of its intangible assets requires significant estimates and judgments by management. When a quantitative analysis is performed, the Company generally uses the income approach, which requires several estimates, including future cash flows consistent with management’s strategic plans, sales growth rates, operating margins, customer attrition rate and the selection of royalty rates and discount rates. Estimating sales growth rates requires significant judgment by management in areas such as future economic conditions, category growth rates, product pricing, consumer tastes and preferences and future expansion expectations. In selecting an appropriate royalty rate, the Company considers the long-term profitability of the brand and recent market transactions for similar brands and products. In determining an appropriate discount rate, the Company considers the current interest rate environment and its estimated cost of capital. Other qualitative factors the Company considers, in addition to those quantitative measures discussed above, include assessments of general macroeconomic conditions, industry-specific considerations and historical financial performance. The Company generally engages a third-party valuation firm to assist it in determining the fair value of intangible assets acquired in business combinations.

(Dollars in Millions Except Per Share Amounts)
In determining the fair value of the Company’s reporting units, fair value is also generally determined using the market approach, which is generally derived from metrics of comparable publicly traded companies. As multiple valuation methodologies are used, the Company also performs a qualitative analysis comparing the fair value of a reporting unit under each method to assess its reasonableness and ensure consistency of results.

Determining the expected life of a brand requires management judgment and is based on an evaluation of several factors including market share, brand history, future expansion expectations, the level of in-market support anticipated by management, legal or regulatory restrictions and the economic environment in the countries in which the brand is sold.

Given lower than expected category growth rates and weaker than expected performance, particularly in China, in the fourth quarter of 2025 the Company lowered its outlook for the skin health reporting unit, primarily Filorga. The Company concluded that the changes in circumstances in this reporting unit triggered the need for an interim impairment review of its goodwill and long-lived assets which consist primarily of trademarks and customer relationships. As a result of the interim impairment test, the Company concluded that the carrying value of the Filorga trademark and customer relationships exceeded their estimated fair values and recorded impairment charges of $244 and $93, respectively, reducing their combined carrying values to an immaterial amount as of December 31, 2025. After adjusting the carrying values of the Filorga trademark and customer relationship intangible assets, the Company completed a quantitative impairment test for goodwill and recorded a goodwill impairment charge of $582 in the skin health reporting unit, reducing the carrying value of goodwill to $51 as of December 31, 2025.

Except for the skin health reporting unit described above, the estimated fair value of the Company’s remaining reporting units substantially exceeds their carrying value.

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

(Dollars in Millions Except Per Share Amounts)
Cautionary Statement on Forward-Looking Statements

This Annual Report on Form 10-K may contain forward-looking statements (as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the SEC in its rules, regulations and releases) that set forth anticipated results based on management’s current plans and assumptions. Such statements may relate, for example, to sales or volume growth, net selling price increases, organic sales growth, profit or profit margin levels, earnings per share levels, financial goals, category growth rates, the impact of foreign exchange, the impact of developments in global trade relations and tariffs, the impact of geopolitical events and tensions, wars and military conflicts, such as in Ukraine, the Middle East and Venezuela, cost-reduction plans (including the Strategic Growth and Productivity Program), tax rates, interest rates, new product introductions, digital capabilities, commercial investment levels, acquisitions, divestitures, share repurchases or legal or tax proceedings, among other matters. These statements are made on the basis of the Company’s views and assumptions as of February 23, 2026. The Company undertakes no obligation to update these statements whether as a result of new information, future events or otherwise, except as required by law or by the rules and regulations of the SEC. Moreover, the Company does not, nor does any other person, assume responsibility for the accuracy and completeness of those statements. The Company cautions investors that any such forward-looking statements are not guarantees of future performance and that actual events or results may differ materially from those statements. Actual events or results may differ materially because of factors that affect international businesses and global macroeconomic and geopolitical conditions, as well as matters specific to the Company and the markets it serves, including the uncertain macroeconomic and political environment in different countries, including as a result of inflation and high interest rates and their effect on consumer sentiment and spending, foreign currency rate fluctuations, exchange controls, import restrictions, tariffs, sanctions, price or profit controls, labor relations, changes in foreign or domestic laws or regulations or their interpretation, political and fiscal developments, including developments in trade relations and the negotiation of trade agreements, tax and immigration policies, significant competition and a highly competitive omni-channel marketplace, including as a result of the growth of eCommerce and the emergence of AI, a rapidly changing retail landscape and changes in the policies of retail trade customers, the ability to manage disruptions in our global supply chain and/or key office facilities, the ability to manage the availability and cost of raw and packaging materials and logistics costs, the ability to maintain or increase selling prices as needed, the emergence of alternative retail channels, the ability to develop innovative new products and successfully leverage AI and other new and emerging technologies, the ability to continue lowering costs and operate in an agile manner, the ability to successfully implement and realize the benefits of the Strategic Growth and Productivity Program, the ability to maintain the security of our information and operational technology systems from cybersecurity or data incidents, the ability to address the effects of climate change and implement our sustainability strategy and achieve our targets, the ability to complete acquisitions and divestitures as planned and successfully integrate acquired businesses, the ability to attract and retain key employees, the uncertainty of the outcome of legal proceedings, whether or not the Company believes they have merit, and the ability to address uncertain or unfavorable macroeconomic conditions, including inflation, disruptions in the credit markets and tax matters. For information about these and other factors that could impact the Company’s business and cause actual results to differ materially from forward-looking statements, refer to Part I, Item 1A “Risk Factors.”

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chairman of the Board, President and Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2025 (the “Evaluation”). Based upon the Evaluation, the Company’s Chairman of the Board, President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) are effective.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Management, under the supervision and with the participation of the Company’s Chairman of the Board, President and Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Company’s internal control over financial reporting based upon the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and concluded that it was effective as of December 31, 2025.

The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, and has expressed an unqualified opinion in their report, which appears under “Index to Financial Statements – Report of Independent Registered Public Accounting Firm.”

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

ITEM 9B.    OTHER INFORMATION

(b) Trading Plans

During the three months ended December 31, 2025, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

See “Information about our Executive Officers” in Part I, Item 1 of this report.

Additional information required by this Item 10 will be included under the headings “Governance – the Board of Directors,” “Governance – Board Structure and Responsibilities – Committees of the Board of Directors – Audit Committee” and “Executive Compensation – Compensation Discussion and Analysis – Compensation Governance Features – Insider Trading Policy and Prohibition on Hedging and Pledging of Company Stock” in the Company’s Proxy Statement for its 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the year ended December 31, 2025 (the “2026 Proxy Statement”) and is incorporated herein by reference.

Information on beneficial ownership reporting compliance will be included under the heading “Stock Ownership – Delinquent Section 16(a) Reports,” if applicable, in the 2026 Proxy Statement and is incorporated herein by reference.

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

ITEM 11.    EXECUTIVE COMPENSATION

Information required by this Item 11 will be included under the headings “Executive Compensation,” “Governance – Compensation of Directors” and “Governance – Compensation Committee Interlocks and Insider Participation” in the 2026 Proxy Statement and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)Information regarding security ownership of certain beneficial owners and management will be included under the heading “Stock Ownership” in the 2026 Proxy Statement and is incorporated herein by reference.

(b)The Registrant does not know of any arrangements that may at a subsequent date result in a change in control of the Registrant.

(c)Equity compensation plan information as of December 31, 2025:

	(a)		(b)		(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (in thousands)		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (in thousands)
Equity compensation plans approved by security holders	15,607	(1)	$80.25	(2)	24,155	(3)
Equity compensation plans not approved by security holders	Not applicable		Not applicable		Not applicable
Total	15,607		$80.25		24,155

(1)Consists of 12,619 stock options outstanding, 2,058 restricted stock units awarded but not yet vested and 930 performance-based restricted stock units outstanding under the Company’s 2019 Incentive Compensation Plan, as more fully described in Note 8, Capital Stock and Stock-Based Compensation Plans to the Consolidated Financial Statements.
(2)Includes the weighted-average exercise price of stock options outstanding of $79, restricted stock units of $88 and performance-based restricted stock units of $80.
(3)Amount includes all of the securities available for future issuances in the form of options, restricted stock units and performance-based awards under the Company’s 2019 Incentive Compensation Plan.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by this Item 13 will be included under the headings “Governance – Certain Relationships and Related Transactions” and “Governance – Director Independence” in the 2026 Proxy Statement and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item 14 will be included under the heading “Proposal 2 – Ratification of Selection of Independent Registered Public Accounting Firm” in the 2026 Proxy Statement and is incorporated herein by reference.

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

b)
Form of Nonqualified Option Award Agreement used in connection with grants under the Colgate-Palmolive Company 2019 Incentive Compensation Plan. (Registrant hereby incorporates by reference Exhibit 10-A to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, File No. 1-644.)*

c)
Form of Restricted Stock Unit Award Agreement used in connection with grants under the Colgate-Palmolive Company 2019 Incentive Compensation Plan. (Registrant hereby incorporates by reference Exhibit 10-B to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, File No. 1-644.)*

d)
Form of Performance Stock Unit Award Agreement for the 2023-2025 Performance Cycle (Registrant hereby incorporates by reference Exhibit 10-A to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, File No. 1-644.)*

e)
Form of Performance Stock Unit Award Agreement for the 2024-2026 Performance Cycle (Registrant hereby incorporates by reference Exhibit 10-A to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, File No. 1-644)*

f)
Form of Performance Stock Unit Award Agreement for the 2025-2027 Performance Cycle (Registrant hereby incorporates by reference Exhibit 10-A to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, File No. 1-644.)*

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

	b)	Colgate-Palmolive Company Executive Severance Plan Trust. (Registrant hereby incorporates by reference Exhibit 10-E (b) to its Annual Report on Form 10-K for the year ended December 31, 1987, File No. 1-644.)*

	c)	Colgate-Palmolive Company Executive Officer Cash Severance Policy. (Registrant hereby incorporates by reference Exhibit 10.1 to its Current Report on Form 8-K filed on April 11, 2022, File No 1-644.)*

10-E	a)
Colgate-Palmolive Company Restated and Amended Deferred Compensation Plan for Non-Employee Directors, as amended. (Registrant hereby incorporates by reference Exhibit 10-H to its Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-644.)*

b)
Amendment, effective as of January 1, 2005, to the Colgate-Palmolive Company Restated and Amended Deferred Compensation Plan for Non-Employee Directors. (Registrant hereby incorporates by reference Exhibit 10-F to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, File No. 1-644.)*

10-F
Colgate-Palmolive Company Deferred Compensation Plan, amended and restated, effective as of October 28, 2021. (Registrant hereby incorporates by reference Exhibit 10-B to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, File No. 1-644.)*

10-G
Amended and Restated Five Year Credit Agreement, dated as of November 4, 2022, by and among Colgate-Palmolive Company, as Borrower, Citibank, N.A., as Administrative Agent and Arranger, and the Lenders party thereto. (Registrant hereby incorporates by reference Exhibit 10-I to its Annual Report on Form 10-K for the year ended December 31, 2022, File No. 1-644.)

10-H
Colgate-Palmolive Company Supplemental Savings and Investment Plan, amended and restated, effective as of January 1, 2022. (Registrant hereby incorporates by reference Exhibit 10-J to its Annual Report on Form 10-K for the year ended December 31, 2022, File No. 1-644.)*

10-I
Form of Indemnification Agreement between Colgate-Palmolive Company and its directors, executive officers and certain key employees. (Registrant hereby incorporates by reference Exhibit 10-K to its Annual Report on Form 10-K for the year ended December 31, 2017, File No. 1-644.)

19		Colgate-Palmolive Company Insider Trading Policy. (Registrant hereby incorporates by reference Exhibit 19 to its Annual Report on Form 10-K for the year ended December 31, 2024).

21		Subsidiaries of the Registrant.**

23		Consent of Independent Registered Public Accounting Firm.**

24		Powers of Attorney.**

31-A		Certificate of the Chairman of the Board, President and Chief Executive Officer of Colgate-Palmolive Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.**

31-B		Certificate of the Chief Financial Officer of Colgate-Palmolive Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.**

32
Certificate of the Chairman of the Board, President and Chief Executive Officer and the Chief Financial Officer of Colgate-Palmolive Company pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350.***

97
Colgate-Palmolive Company Dodd-Frank Clawback Policy for the Recovery of Erroneously Awarded Compensation. (Registrant hereby incorporates by reference Exhibit 97 to its Annual Report on Form 10-K for the year ended December 31, 2023).

101		The following materials from Colgate-Palmolive Company’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline eXtensible Business Reporting Language (Inline XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.**

104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).**

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

Colgate-Palmolive Company (Registrant)

Date: February 23, 2026	By	/s/ Noel Wallace
Noel Wallace Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 23, 2026, by the following persons on behalf of the registrant and in the capacities indicated.

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

(c) Principal Accounting Officer

/s/ Gregory O. Malcolm
Gregory O. Malcolm Executive Vice President, Controller

All other financial statements and schedules not listed have been omitted since the required information is included in the financial statements or the notes thereto or is not applicable or material or required.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Colgate-Palmolive Company

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Colgate-Palmolive Company and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of income, of comprehensive income, of changes in shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Annual and Interim Goodwill Impairment Tests - Skin Health Reporting Unit

As described in Notes 2 and 5 to the consolidated financial statements, the Company’s consolidated goodwill balance was $3,122 million as of December 31, 2025, and the goodwill associated with the skin health reporting unit was $51 million. Goodwill is subject to impairment tests at least annually or when events or changes in circumstances indicate that an asset may be impaired. In the fourth quarter of 2025, management concluded that changes in circumstances in the skin health reporting unit triggered the need for an interim impairment review of its goodwill. Management completed a quantitative impairment test for goodwill and recorded a goodwill impairment charge of $582 million in the skin health reporting unit. Determining the fair value of the Company’s reporting units for goodwill requires significant judgments and estimates by management. Management used the income approach to determine the fair value of the skin health reporting unit, which required several estimates, including future cash flows consistent with management’s strategic plans, sales growth rates, operating margins, and discount rates.

The principal considerations for our determination that performing procedures relating to the annual and interim goodwill impairment tests for the skin health reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value estimates of the skin health reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the sales growth rates, operating margins, and discount rates; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s annual and interim goodwill impairment tests, including controls over the valuation of the skin health reporting unit. These procedures also included, among others (i) testing management’s process for developing the fair value estimates of the skin health reporting unit; (ii) evaluating the appropriateness of the income approach used by management; (iii) testing the completeness and accuracy of underlying data used in the income approach; and (iv) evaluating the reasonableness of the significant assumptions used by management related to the sales growth rates, operating margins, and discount rates. Evaluating management’s assumptions related to the sales growth rates and operating margins involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the skin health reporting unit; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the income approach and (ii) the reasonableness of the discount rate assumption.

/s/ PricewaterhouseCoopers LLP
New York, New York February 23, 2026
We have served as the Company’s auditor since 2002.

COLGATE-PALMOLIVE COMPANY
Consolidated Statements of Income
For the years ended December 31,
(Dollars in Millions Except Per Share Amounts)

	2025	2024	2023
Net sales	$20,382	$20,101	$19,457
Cost of sales	8,131	7,940	8,131
Gross profit	12,251	12,161	11,326
Selling, general and administrative expenses	7,903	7,729	7,151
Other (income) expense, net	123	164	191
Goodwill and intangible assets impairment charges	919	—	—
Operating profit	3,306	4,268	3,984
Non-service related postretirement costs	55	87	360
Interest expense	267	292	287
Interest income	75	67	55
Income before income taxes	3,059	3,956	3,392
Provision for income taxes	798	907	937
Net income including noncontrolling interests	2,261	3,049	2,455
Less: Net income attributable to noncontrolling interests	129	160	155
Net income attributable to Colgate-Palmolive Company	$2,132	$2,889	$2,300

Earnings per common share, basic	$2.64	$3.53	$2.78

Earnings per common share, diluted	$2.63	$3.51	$2.77

See Notes to Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Consolidated Statements of Comprehensive Income
For the years ended December 31,
 (Dollars in Millions)

	2025	2024	2023
Net income including noncontrolling interests	$2,261	$3,049	$2,455
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	338	(343)	98
Retirement plan and other retiree benefit adjustments	22	43	(16)
Gains (losses) on cash flow hedges	(16)	8	(7)
Total Other comprehensive income (loss), net of tax	344	(292)	75
Total Comprehensive income including noncontrolling interests	2,605	2,757	2,530
Less: Net income attributable to noncontrolling interests	129	160	155
Less: Cumulative translation adjustments attributable to noncontrolling interests	2	(8)	(42)
Total Comprehensive income attributable to noncontrolling interests	131	152	113
Total Comprehensive income attributable to Colgate-Palmolive Company	$2,474	$2,605	$2,417

See Notes to Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
 Consolidated Balance Sheets
As of December 31,
 (Dollars in Millions Except Share and Per Share Amounts)

	2025	2024
Assets
Current Assets
Cash and cash equivalents	$1,288	$1,096
Receivables (net of allowances of $90 and $85, respectively)	1,675	1,521
Inventories	2,032	1,987
Other current assets	714	713
Total current assets	5,709	5,317
Property, plant and equipment, net	4,660	4,422
Goodwill	3,122	3,272
Other intangible assets, net	1,536	1,756
Deferred income taxes	205	195
Other assets	1,098	1,084
Total assets	$16,330	$16,046
Liabilities and Shareholders’ Equity
Current Liabilities
Debt payable within one-year	$1,117	$660
Accounts payable	2,089	1,805
Accrued income taxes	383	403
Other accruals	3,264	2,891
Total current liabilities	6,853	5,759
Long-term debt	6,871	7,289
Deferred income taxes	181	343
Other liabilities	2,060	2,111
Total liabilities	15,965	15,502
Commitments and contingent liabilities	—	—
Shareholders’ Equity
Common stock, $1 par value (2,000,000,000 shares authorized, 1,465,706,360 shares issued)	1,466	1,466
Additional paid-in capital	4,322	4,181
Retained earnings	26,595	26,145
Accumulated other comprehensive income (loss)	(3,879)	(4,222)
Treasury stock, at cost	(28,450)	(27,358)
Total Colgate-Palmolive Company shareholders’ equity	54	212
Noncontrolling interests	311	332
Total equity	365	544
Total liabilities and equity	$16,330	$16,046

See Notes to Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in Millions)

	Colgate-Palmolive Company Shareholders’ Equity
	Common Stock	Additional Paid-In Capital	Unearned Compensation	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
Balance, January 1, 2023	$1,466	$3,546	$(1)	$(25,128)	$24,573	$(4,055)	$405
Net income	—	—	—	—	2,300	—	155
Other comprehensive income (loss), net of tax	—	—	—	—	—	117	(42)
Dividends ($1.91)/per share*	—	—	—	—	(1,584)	—	(170)
Stock-based compensation expense	—	122	—	—	—	—	—
Shares issued for stock options	—	170	—	212	—	—	—
Shares issued for restricted stock awards	—	(34)	—	34	—	—	—
Treasury stock acquired	—	—	—	(1,128)	—	—	—
Other	—	4	1	(7)	—	1	—
Balance, December 31, 2023	$1,466	$3,808	$—	$(26,017)	$25,289	$(3,937)	$348
Net income	—	—	—	—	2,889	—	160
Other comprehensive income (loss), net of tax	—	—	—	—	—	(284)	(8)
Dividends ($2.48)/per share*	—	—	—	—	(2,034)	—	(168)
Stock-based compensation expense	—	135	—	—	—	—	—
Shares issued for stock options	—	284	—	354	—	—	—
Shares issued for restricted stock awards	—	(52)	—	52	—	—	—
Treasury stock acquired	—	—	—	(1,739)	—	—	—
Other	—	6	—	(8)	1	(1)	—
Balance, December 31, 2024	$1,466	$4,181	$—	$(27,358)	$26,145	$(4,222)	$332
Net income	—	—	—	—	2,132	—	129
Other comprehensive income (loss), net of tax	—	—	—	—	—	342	2
Dividends ($2.08)/per share*	—	—	—	—	(1,681)	—	(157)
Stock-based compensation expense	—	155	—	—	—	—	—
Shares issued for stock options	—	45	—	56	—	—	—
Shares issued for restricted stock awards	—	(65)	—	65	—	—	—
Treasury stock acquired	—	—	—	(1,214)	—	—	—
Other	—	6	—	1	(1)	1	5
Balance, December 31, 2025	$1,466	$4,322	$—	$(28,450)	$26,595	$(3,879)	$311
* Four dividends were declared in 2025. Five dividends were declared in 2024. Four dividends were declared in 2023.
`
See Notes to Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Consolidated Statements of Cash Flows
For the years ended December 31,
(Dollars in Millions)

	2025	2024	2023
Operating Activities
Net income including noncontrolling interests	$2,261	$3,049	$2,455
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operations:
Depreciation and amortization	630	605	567
ERISA litigation matter	65	—	267
Restructuring and termination benefits, net of cash	(7)	51	(23)
Stock-based compensation expense	155	135	122
Goodwill and intangible assets impairment charges	919	—	—
Deferred income taxes	(109)	(77)	(98)
Cash effects of changes in:
Receivables	(16)	(56)	(37)
Inventories	109	(100)	194
Accounts payable and other working capital	251	516	309
Other non-current assets	35	28	53
Other non-current liabilities	(95)	(44)	(64)
Net cash provided by operations	4,198	4,107	3,745
Investing Activities
Capital expenditures	(564)	(561)	(705)
Purchases of marketable securities and investments	(698)	(574)	(506)
Proceeds from sale of marketable securities and investments	752	564	502
Payment for acquisitions, net of cash acquired	(293)	—	—
Other investing activities	(14)	37	(33)
Net cash used in investing activities	(817)	(534)	(742)
Financing Activities
Short-term borrowing (repayment) less than 90 days, net	(989)	93	(906)
Principal payments on debt	(655)	(503)	(903)
Proceeds from issuance of debt	1,188	2	1,495
Dividends paid	(1,823)	(1,789)	(1,749)
Purchases of treasury shares	(1,210)	(1,739)	(1,128)
Proceeds from exercise of stock options	101	638	380
Other financing activities	132	(91)	18
Net cash used in financing activities	(3,256)	(3,389)	(2,793)
Effect of exchange rate changes on Cash and cash equivalents	67	(54)	(19)
Net increase (decrease) in Cash and cash equivalents	192	130	191
Cash and cash equivalents at beginning of year	1,096	966	775
Cash and cash equivalents at end of year	$1,288	$1,096	$966
Supplemental Cash Flow Information
Income taxes paid	$913	$933	$937
Interest paid	$270	$302	$280

See Notes to Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements
(Dollars in Millions Except Share and Per Share Amounts)

1.    Nature of Operations

The Company manufactures and markets a wide variety of products in 200 countries and territories around the world in two product segments: Oral, Personal and Home Care; and Pet Nutrition. Oral, Personal and Home Care products include toothpaste, toothbrushes, mouthwash, bar and liquid hand soaps, shower gels, shampoos, conditioners, deodorants and antiperspirants, skin health products, dishwashing detergents, fabric conditioners, household cleaners and other similar items. These products are sold primarily to a variety of retailers, wholesalers, distributors, dentists and, in some geographies, skin health professionals. Pet Nutrition products include specialty pet nutrition products for dogs and cats. The principal customers for Pet Nutrition products are authorized pet supply retailers, veterinarians and eCommerce retailers. Some of our products are also sold direct-to-consumer. Principal global and regional trademarks include Colgate, Palmolive, Darlie, elmex, hello, meridol, Sorriso, Tom’s of Maine, EltaMD, Filorga, Irish Spring, Lady Speed Stick, PCA SKIN, Protex, Sanex, Softsoap, Speed Stick, Ajax, Axion, Fabuloso, Murphy, Soupline and Suavitel, as well as Hill’s Science Diet, Hill’s Prescription Diet and Prime100.

The Company’s principal classes of products accounted for the following percentages of worldwide Net sales for the past three years:

	2025	2024	2023
Oral Care	44%	43%	42%
Personal Care	17%	18%	19%
Home Care	16%	17%	17%
Pet Nutrition	23%	22%	22%
Total	100%	100%	100%

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
2.    Summary of Significant Accounting Policies

Principles of Consolidation

The Consolidated Financial Statements include the accounts of Colgate-Palmolive Company and its majority-owned or controlled subsidiaries. Intercompany transactions and balances have been eliminated. The Company’s investments in consumer products companies with interests ranging between 20% and 50%, where the Company has significant influence over the investee, are accounted for using the equity method. Net income (loss) from such investments is recorded in Other (income) expense, net in the Consolidated Statements of Income. As of December 31, 2025 and 2024, equity method investments included in Other assets in the Consolidated Balance Sheets were $82 and $81, respectively. Unrelated third parties hold the remaining ownership interests in these investments. Investments with less than a 20% interest are recorded at cost and periodically adjusted based on observable price changes or quoted market prices in active markets, if applicable.

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

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
Shipping and Handling Costs

Shipping and handling costs (also referred to as logistics costs) are classified as Selling, general and administrative expenses and were $1,789, $1,777 and $1,771 for the years ended December 31, 2025, 2024 and 2023, respectively.

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

Inventories

The cost of approximately 75% of inventories is determined using the FIFO method, which is stated at the lower of cost or net realizable value. The cost of the remaining inventories is determined using the LIFO method, which is stated at the lower of cost or market. Inventories in excess of one year of forecasted sales are classified in the Consolidated Balance Sheets as non-current “Other assets.”

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

Determining the fair value of the Company’s reporting units for goodwill and the fair value of its intangible assets requires significant judgments and estimates by management. When a quantitative analysis is performed, the Company generally uses the income approach, which requires several estimates, including future cash flows consistent with management’s strategic plans, sales growth rates, operating margins, customer attrition rate and the selection of royalty rates and discount rates. In determining the fair value of the Company’s reporting units, fair value is also generally determined using the market approach, which is generally derived from metrics of comparable publicly traded companies. As multiple valuation methodologies are used, the Company also performs a qualitative analysis comparing the fair value of a reporting unit under each method to assess its reasonableness and ensure consistency of results. The Company generally engages a third-party valuation firm to assist in determining the fair value of intangible assets acquired in business combinations.

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

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” This ASU requires additional disclosures related to the disaggregation of the income statement expense categories. This guidance is effective for the Company for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Other than the new disclosure requirements, this guidance will not have an impact on the Company’s Consolidated Financial Statements.

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This ASU improves the transparency of income tax disclosure by requiring consistent categories and greater disaggregation of information in the rate reconciliation, and income taxes paid disaggregated by jurisdiction. The Company adopted this guidance in 2025. See Note 11, Income Taxes for additional information.

There have been no other accounting pronouncements issued or effective during the fiscal year that have had, or are expected to have, a material impact on the Company’s Consolidated Financial Statements.

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

The total purchase price of $301 has been allocated to the net assets acquired based on their respective estimated fair values as follows:

Cash	$8
Other current assets	12
Property, plant and equipment	13
Other assets	5
Other intangible assets	64
Goodwill	207
Total liabilities	(8)
Fair value of net assets acquired	$301

Goodwill of $207 was allocated to the Hill’s Pet Nutrition segment. The Company expects that goodwill will be deductible for tax purposes. Other intangible assets acquired include trademarks, customer relationships and product formulations, which now have useful lives ranging from five to 20 years.
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

For the twelve months ended December 31, 2025, charges resulting from the Strategic Growth and Productivity Program are reflected in the income statement as follows:

Twelve months ended December 31, 2025

Selling, general and administrative expenses	$6
Other (income) expense, net	7
Total Strategic Growth and Productivity Program charges, pretax	$13

Total Strategic Growth and Productivity Program charges, aftertax	$11

Restructuring and related implementation charges are recorded in the Corporate segment as these initiatives are predominantly centrally directed and controlled and are not included in internal measures of segment operating performance.

Total charges incurred for the Strategic Growth and Productivity Program relate to initiatives undertaken by the following reportable operating segments:

Twelve months ended December 31, 2025

North America	30%
Latin America	—%
Europe	4%
Asia Pacific	—%
Africa/Eurasia	—%
Pet Nutrition	1%
Corporate	65%
Total	100%

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
The Company has incurred pretax charges of $13 ($11 aftertax) in connection with the implementation of various projects as follows:

Twelve months ended December 31, 2025

Employee-Related Costs	$6
Asset-Related Costs and Other	7
Total	$13

The following table summarizes the activity for the restructuring accrual:

	Twelve months ended December 31, 2025
	Employee-Related Costs	Asset-Related Costs and Other	Total
Balance at December 31, 2024	$—	$—	$—
Charges	6	7	13
Cash Payments	—	(3)	(3)
Balance at December 31, 2025	$6	$4	$10

2022 Global Productivity Initiative

The Company’s prior targeted productivity program (the “2022 Global Productivity Initiative”) concluded on December 31, 2024. The 2022 Global Productivity Initiative resulted in the reallocation of resources towards the Company’s strategic priorities and faster growth businesses, efficiencies in the Company’s operations and the streamlining of its supply chain to reduce structural costs. Over the course of the 2022 Global Productivity Initiative, the Company incurred total pretax charges of $228 ($186 aftertax).

For the twelve months ended December 31, 2024, charges resulting from the 2022 Global Productivity Initiative are reflected in the income statement as follows:

Twelve Months Ended December 31, 2024
Gross Profit	$20
Selling, general and administrative expenses	6
Other (income) expense, net	59
Total 2022 Global Productivity Initiative charges, pretax	$85

Total 2022 Global Productivity Initiative charges, aftertax	$73

Restructuring and related implementation charges were recorded in the Corporate segment as these initiatives were predominantly centrally directed and controlled and were not included in internal measures of segment operating performance.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
The following table summarizes the activity for the restructuring accrual:

	Twelve months ended December 31, 2025
	Employee-Related Costs	Other	Total
Balance at December 31, 2024	$34	$10	$44
Cash Payments	(13)	(4)	(17)
Foreign exchange	3	—	3
Balance at December 31, 2025	$24	$6	$30

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
5.    Goodwill and Other Intangible Assets

The changes in net carrying value of Goodwill by segment for the years ended December 31, 2024 and 2025 were as follows:

	2024
	Beginning Balance	Reallocation (1)	Foreign currency translation	Ending Balance
Oral, Personal and Home Care
North America (3)	$908	$223	$(23)	$1,108
Latin America	179	—	(34)	145
Europe	1,571	(223)	(67)	1,281
Asia Pacific	179	—	(1)	178
Africa/Eurasia	88	—	(10)	78
Total Oral, Personal and Home Care	2,925	—	(135)	2,790
Pet Nutrition	485	—	(3)	482
Total Goodwill	$3,410	$—	$(138)	$3,272

	2025
	Beginning Balance	Acquisitions (2)	Impairments	Foreign currency translation	Ending Balance
Oral, Personal and Home Care
North America (3)	$1,108	$—	$(582)	$32	$558
Latin America	145	—	—	16	161
Europe	1,281	—	—	149	1,430
Asia Pacific	178	—	—	7	185
Africa/Eurasia	78	—	—	4	82
Total Oral, Personal and Home Care	2,790	—	(582)	208	2,416
Pet Nutrition	482	207	—	17	706
Total Goodwill	$3,272	$207	$(582)	$225	$3,122
(1) As a result of a reporting structure realignment effective as of July 1, 2024, the Company reallocated the goodwill of a certain reporting unit from the Europe segment to the North America segment. Before and after the reallocation of the goodwill, the Company completed an assessment indicating no goodwill impairment was required as a result of this segment reporting structure realignment.
(2) For information related to the Company’s acquisitions, refer to Note 3, Acquisitions.
(3) The carrying value of goodwill is reflected net of accumulated impairment charges of $1,281 and $699 as of December 31, 2025 and December 31, 2024, respectively.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
Other intangible assets as of December 31, 2025 and 2024 were comprised of the following:

	2025			2024
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trademarks - finite life	$974	$(594)	$380	$1,135	$(545)	$590
Other finite life intangible assets	574	(445)	129	603	(385)	218
Indefinite life intangible assets	1,027	—	1,027	948	—	948
Total Other intangible assets	$2,575	$(1,039)	$1,536	$2,686	$(930)	$1,756

The change in the net carrying amounts of Other intangible assets during 2025 was due to the impact of impairment charges related to the Filorga intangible assets as more fully described below, foreign currency translation, amortization expense of $78 and the acquisition of the Prime100 pet food business (see Note 3, Acquisitions for further information). Annual estimated amortization expense for each of the next five years is expected to be approximately $51.

Given lower than expected category growth rates and weaker than expected performance, particularly in China, in the fourth quarter of 2025 the Company lowered its outlook for the skin health reporting unit, primarily Filorga. The Company concluded that the changes in circumstances in this reporting unit triggered the need for an interim impairment review of its goodwill and long-lived assets which consists primarily of trademarks and customer relationships. As a result of the interim impairment test, the Company concluded that the carrying value of the Filorga trademark and customer relationships exceeded their estimated fair values and recorded impairment charges of $244 and $93, respectively, reducing their combined carrying values to an immaterial amount, as of December 31, 2025. After adjusting the carrying values of the Filorga trademark and customer relationship intangible assets, the Company completed a quantitative impairment test for goodwill and recorded a goodwill impairment charge of $582 in the skin health reporting unit, reducing the carrying value of goodwill to $51 as of December 31, 2025. The goodwill and intangible assets impairment charges are presented as a separate line item in the Consolidated Statements of Income.

The Company used the income approach to determine the fair value of the skin health reporting unit and the Filorga trademark and customer relationships that required significant judgments and estimates by management, including future cash flows consistent with management’s strategic plans, sales growth rates, operating margins, customer attrition rate, and the selection of royalty rate and discount rate, among others. Estimating sales growth rates requires significant judgment by management in areas such as future economic conditions, category and industry growth rates, product pricing, consumer tastes and preferences and future expansion expectations.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
6.    Long-Term Debt and Credit Facilities

Long-term debt consisted of the following at December 31:

	Weighted Average Interest Rate	Maturities			2025	2024
Notes	2.9%	2026	-	2078	$7,767	$6,946
Commercial paper	2.0%	2026			147	936
Finance Lease Obligations		Various			72	59
					7,986	7,941
Less: Current portion of long-term debt					(1,115)	(652)
Total					$6,871	$7,289

Debt payable within one year consisted of the following at December 31:

	2025	2024
Notes and loans payable	$2	$8
Current portion of long-term debt	1,115	652
Debt payable within one year	$1,117	$660

The Company classifies commercial paper and certain long-term debt that is subject to a put option as long-term debt when it has the intent and ability to refinance such obligations on a long-term basis, including, if necessary, by utilizing its available lines of credit. Excluding commercial paper, scheduled maturities of long-term debt and finance leases outstanding as of December 31, 2025 were as follows:

Years Ended December 31,
2026	$1,115
2027	523
2028	615
2029	591
2030	500
Thereafter	4,495
Total	$7,839

The Company’s debt issuances and redemptions support its capital structure strategy objectives of funding its business and growth initiatives while minimizing its risk-adjusted cost of capital. During the year ended December 31, 2024, the Company redeemed at maturity $500 of ten-year Medium-Term Notes with a fixed coupon rate of 3.25%. During the year ended December 31, 2025, the Company redeemed at maturity $130 of 30-year Medium-Term Notes with a fixed coupon rate of 7.60% and $500 of three-year Senior Notes with a fixed coupon of 3.10%. These redemptions were financed with commercial paper borrowings.

In April 2025, the Company issued $500 of five-year Senior Notes at a fixed coupon rate of 4.20%. In November 2025, the Company issued €600 of 10-year Senior Notes at a fixed coupon rate of 3.25%.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
At December 31, 2025, the Company had access to unused domestic and foreign lines of credit of $3,641 (including under the facility discussed below) and could also issue long-term debt pursuant to an effective shelf registration statement. In November 2022, the Company entered into an amended and restated $3,000 five-year revolving credit facility with a syndicate of banks for a five-year term expiring November 2027, which replaced, on substantially similar terms, the Company’s $3,000 revolving credit facility that was scheduled to expire in August 2026. The term of the revolving credit facility was subsequently extended by one year in each of November 2023, November 2024 and November 2025. The expiration date of the revolving credit facility is now November 2030. The credit facility serves as a backstop for the Company's commercial paper program. Commitment fees related to the credit facility are not material.

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

Valuation Considerations

The Company’s derivative instruments include foreign currency contracts and commodity contracts. The fair value of these instruments is classified as follows:

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

The Company primarily utilizes foreign currency contracts, including forward and swap contracts, foreign and local currency deposits and local currency borrowings to hedge portions of its foreign currency purchases, assets and liabilities arising in the normal course of business and the net investment in certain foreign subsidiaries. The duration of foreign currency contracts generally does not exceed 12 months and the contracts are valued using observable market rates (Level 2 valuation).

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

The following table summarizes the fair value of the Company’s derivative instruments and other financial instruments which are carried at fair value in the Company’s Consolidated Balance Sheets as of December 31, 2025 and 2024:

	Assets			Liabilities
	Account	Fair Value		Account	Fair Value
Designated derivative instruments		December 31, 2025	December 31, 2024		December 31, 2025	December 31, 2024
Foreign currency contracts	Other current assets	$18	$33	Other accruals	$22	$22
Commodity contracts	Other current assets	—	—	Other accruals	—	1
Total designated		$18	$33		$22	$23

Other financial instruments
Marketable securities	Other current assets	107	160
Total other financial instruments		$107	$160

The carrying amount of cash, cash equivalents, accounts receivable and short-term debt approximated fair value as of December 31, 2025 and 2024. The estimated fair value of the Company’s total debt as of December 31, 2025 and 2024, was $7,518 and $7,441, respectively, and the related carrying value was $7,988 and $7,949, respectively. The estimated fair value of long-term debt was derived principally from quoted prices on the Company’s outstanding fixed-term notes (Level 2 valuation).

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
The following tables present the notional values as of:

	December 31, 2025
	Foreign Currency Contracts	Foreign Currency Debt	Commodity Contracts	Total
Fair Value Hedges	$2,093	$—	$—	$2,093
Cash Flow Hedges	1,106	—	16	1,122
Net Investment Hedges	336	3,942	—	4,278

	December 31, 2024
	Foreign Currency Contracts	Foreign Currency Debt	Commodity Contracts	Total
Fair Value Hedges	$1,669	$—	$—	$1,669
Cash Flow Hedges	1,023	—	18	1,041
Net Investment Hedges	289	3,750	—	4,039

The following table presents the location and amount of gain (loss) on fair value hedges recognized in the Company’s Consolidated Statements of Income for the twelve months ended December 31, 2025 and 2024:

		Gain (Loss) Recognized in Income
	Location of Gain (Loss) Recognized in Income	Twelve Months Ended December 31,
		2025	2024
Hedging instruments:
Foreign currency contracts	Selling, general and administrative expenses	$100	$(54)
Total gain (loss) on fair value hedges		$100	$(54)

The amount of gain (loss) recognized in income and Accumulated Other Comprehensive Income (AOCI) associated with cash flow hedges did not have a material impact on the Company’s Consolidated Financial Statements during the twelve months ended December 31, 2025.

The following table presents the amount of gain (loss) on net investment hedges recognized in the Company’s AOCI for the twelve months ended December 31, 2025 and 2024:

	Gain (Loss) Recognized in AOCI
	Twelve Months Ended December 31,
Hedging instruments:	2025	2024
Foreign currency contracts	$(39)	$42
Foreign currency debt	(541)	211
Total gain (loss) on net investment hedges	$(580)	$253

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
8.    Capital Stock and Stock-Based Compensation Plans

Preference Stock

The Company has the authority to issue 50,262,150 shares of preference stock.

Stock Repurchases

On March 20, 2025, the Board authorized the repurchase of shares of the Company’s common stock having an aggregate purchase price of up to $5 billion under a new share repurchase program, which replaced a previously authorized share repurchase program. The Board also has authorized share repurchases on an ongoing basis to fulfill certain requirements of the Company’s compensation and benefit programs. The shares are repurchased from time to time in open market or privately negotiated transactions at the Company’s discretion, subject to market conditions, customary blackout periods and other factors. The Company repurchased its common stock at a cost of $1,214 during 2025.

The Company may use either authorized and unissued shares or treasury shares to meet share requirements resulting from the exercise of stock options and the vesting of restricted stock unit awards.

A summary of common stock and treasury stock activity for the three years ended December 31 is as follows:

	Common Stock Outstanding	Treasury Stock
Balance, January 1, 2023	830,212,606	635,493,754

Common stock acquired	(14,735,909)	14,735,909
Shares issued for stock options	5,318,430	(5,318,430)
Shares issued for restricted stock units and other	617,642	(617,642)
Balance, December 31, 2023	821,412,769	644,293,591

Common stock acquired	(18,321,422)	18,321,422
Shares issued for stock options	8,606,699	(8,606,699)
Shares issued for restricted stock units and other	876,652	(876,652)
Balance, December 31, 2024	812,574,698	653,131,662

Common stock acquired	(13,652,320)	13,652,320
Shares issued for stock options	1,339,704	(1,339,704)
Shares issued for restricted stock units and other	977,442	(977,442)
Balance, December 31, 2025	801,239,524	664,466,836

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

The Company has one incentive compensation plan pursuant to which it issues restricted stock units (both performance-based and time-vested) and stock options to employees and shares of common stock and stock options to non-employee directors. The Personnel and Organization Committee of the Board, which is comprised entirely of independent directors, administers the incentive compensation plan. The total stock-based compensation expense charged against pretax income for this plan was $155, $135 and $122 for the years ended December 31, 2025, 2024 and 2023, respectively. The total income tax benefit recognized on stock-based compensation, excluding excess tax benefits, was approximately $28, $26 and $22 for the years ended December 31, 2025, 2024 and 2023, respectively.

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

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock option awards. The weighted-average fair value assumptions are summarized in the following table:

	2025	2024	2023
Expected term of options	6 years	6 years	6 years
Expected volatility rate	20.6%	20.5%	19.8%
Risk-free interest rate	4.0%	3.8%	4.3%
Expected dividend yield	2.1%	2.1%	2.5%
Weighted-average estimated fair value	$18.21	$22.65	$14.89

The weighted-average expected term of stock options granted each year was determined with reference to historical exercise and post-vesting cancellation experience, the vesting period of the awards and the contractual term of the awards, among other factors. Expected volatility incorporates implied share-price volatility derived from exchange traded options on the Company’s common stock. The risk-free interest rate for the expected term of the option is based on the yield of a zero-coupon U.S. Treasury bond with a maturity period equal to the option’s expected term.

Stock Options

The Company issues non-qualified stock options to non-employee directors, officers and other key employees. Stock options have a contractual term of eight years and generally vest ratably over three years. As of December 31, 2025, approximately 18,063,072 shares of common stock were available for future stock option grants.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
A summary of stock option activity during 2025 is presented below:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Intrinsic Value of Unexercised In-the-Money Options
Options outstanding, January 1, 2025	12,774	$78
Granted	1,284	84
Exercised	(1,340)	76
Forfeited	(87)	82
Expired	(12)	79
Options outstanding, December 31, 2025	12,619	79	4	$32
Options exercisable, December 31, 2025	10,174	$77	4	$28

As of December 31, 2025, there was $8 of total unrecognized compensation expense related to unvested stock options, which will be recognized over a weighted-average period of 1.4 years. The total intrinsic value of stock options exercised during the years ended December 31, 2025, 2024 and 2023 was $18, $150 and $28, respectively.

The benefits of tax deductions in excess of grant date fair value resulting from the exercise of stock options and vesting of restricted stock unit awards for the years ended December 31, 2025, 2024 and 2023 were $3, $18 and $4, respectively, and are recognized in the provision for income taxes as a discrete item in the quarterly period in which they occur and classified as an operating cash flow. Cash proceeds received from stock options exercised for the years ended December 31, 2025, 2024 and 2023 were $101, $638 and $380, respectively.

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

A summary of performance-based restricted stock unit activity for the year ended December 31, 2025 is presented below:

	Shares (in thousands)	Weighted Average Grant Date Fair Value Per Award
Performance-based restricted stock units as of January 1, 2025	1,037	$74
Activity:
Granted	317	85
Vested	(458)	68
Forfeited	(217)	70
Change due to performance and/or market condition achievement	251	67
Performance-based restricted stock units as of December 31, 2025	930	$80

As of December 31, 2025, there was $32 of total unrecognized compensation expense related to unvested performance-based restricted stock unit awards, which will be recognized ratably over the remaining performance period.

The Company uses a Monte-Carlo simulation model to estimate the fair value of performance-based restricted stock units at the date of grant.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
Time-Vested Restricted Stock Units

The Company also grants time-vested restricted stock unit awards. Awards either vest annually on a ratable basis over the restriction period or at the end of the restriction period, which is generally three years from the date of grant. As of December 31, 2025, approximately 6,091,685 shares of common stock were available for future restricted stock unit awards.

A summary of restricted stock unit activity during 2025 is presented below:

	Shares (in thousands)	Weighted Average Grant Date Fair Value Per Award
Restricted stock units as of January 1, 2025	1,987	$88
Activity:
Granted	1,197	85
Vested	(1,049)	83
Forfeited	(77)	89
Restricted stock units as of December 31, 2025	2,058	$88

As of December 31, 2025, there was $74 of total unrecognized compensation expense related to unvested time-vested restricted stock unit awards, which will be recognized over a weighted-average period of 1.6 years. The total fair value of time-vested restricted stock units vested during the years ended December 31, 2025, 2024 and 2023 was $87, $72 and $45, respectively.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
9.    Employee Stock Ownership Plan

In 1989, the Company expanded its Employee Stock Ownership Plan (“ESOP”) through the introduction of a leveraged ESOP that funds certain benefits for employees who have met eligibility requirements. As of December 31, 2025 and 2024, there were 6,646,688 and 7,428,343 shares of common stock, respectively, outstanding and issued to the Company’s ESOP, which have all been released and allocated to participant accounts as of December 31, 2025.

During 2000, the ESOP entered into a loan agreement with the Company under which the benefits of the ESOP may be extended through 2035. As of December 31, 2025, the ESOP had no outstanding borrowings from the Company.

Dividends on the stock used to repay principal and interest or credited to participant accounts are deductible for income tax purposes and, accordingly, are reflected net of their tax benefit in the Consolidated Statements of Changes in Shareholders’ Equity.

Annual expense related to the ESOP was $0 in 2025, 2024 and 2023.

The Company paid dividends on the shares held by the ESOP of $15 in 2025, $16 in 2024 and $17 in 2023. The Company did not make any contributions to the ESOP in 2025, 2024 or 2023.

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

In the United States, effective January 1, 2014, the Company provides virtually all future retirement benefits through the Company’s defined contribution plan. As a result, service after December 31, 2013 is not considered for participants in the Company’s principal U.S. defined benefit retirement plan. Participants in the Company’s principal U.S. defined benefit retirement plan whose retirement benefit was determined under the cash balance formula continue to earn interest credits on their vested balances as of December 31, 2013 but no longer receive pay credits. Participants whose retirement benefit was determined under the final average earnings formula or career average earnings formula continue to have their accrued benefit adjusted for pay increases until termination of employment.

During 2025, the Company recorded a charge of $65 following a decision of the United States Court of Appeals for the Second Circuit affirming the ruling of the United States District Court for the Southern District of New York (the “District Court”) on certain calculation issues related to the District Court’s earlier grant of summary judgment to the plaintiffs in a lawsuit under the Employee Retirement Income Security Act, seeking the recalculation of benefits and other relief associated with a 2005 residual annuity amendment to the Colgate-Palmolive Company Employees’ Retirement Income Plan (the “Retirement Plan”). The decision resulted in an increase in the obligations of the Retirement Plan. During 2025, the Company reclassified the plaintiffs’ attorneys’ fees and costs that will be paid by the Company from Non-service related postretirement costs to Selling, general and administrative expenses. See Note 13, Commitments and Contingencies for additional information.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
In the Company’s principal U.S. plans and certain funded foreign plans, funds are contributed to trusts in accordance with regulatory limits to provide for current service and for any unfunded projected benefit obligation over a reasonable period. The target asset allocation for the Company’s defined benefit plans is as follows:

	United States	International
Asset Category
Equity securities	26%	19%
Fixed income securities	60%	61%
Other investments	14%	20%
Total	100%	100%

At December 31, 2025, the allocation of the Company’s plan assets and the level of valuation input, as applicable, for each major asset category were as follows:

	Level of Valuation Input	Pension Plans
		United States	International

Cash and cash equivalents	Level 1	$230	$21
U.S. common stocks	Level 1	1	2
International common stocks	Level 1	—	16
Pooled funds(1)	Level 1	33	120
Fixed income securities(2)	Level 2	600	82
Multi-asset funds(7)	Level 2	23	—
Guaranteed investment contracts(3)	Level 2	—	30
		887	271
Investments valued using NAV per share(4)
Domestic, developed and emerging markets equity funds		253	25
Fixed income funds(5)		60	237
Hedge funds(6)		—	9
Multi-asset funds(7)		131	2
Real estate funds(8)		—	33
		444	306

Other assets and liabilities, net(9)		(18)	5
Total Investments		$1,313	$582

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
(2)The fixed income securities are traded over-the-counter and certain of these securities lack daily pricing or liquidity and as such are classified as Level 2. As of December 31, 2025 and December 31, 2024, approximately 30% of the U.S. pension plan fixed income portfolio was invested in U.S. treasury or agency securities, with the remainder invested in other government bonds and corporate bonds.
(3)The guaranteed investment contracts (“GICs”) represent contracts with insurance companies measured at the cash surrender value of each contract. The Level 2 valuation reflects that the cash surrender value is based principally on a referenced pool of investment funds with active redemption.
(4)Investments that are measured at fair value using net asset value (“NAV”) per share as a practical expedient have not been classified in the fair value hierarchy. The NAV is based on the value of the underlying investments owned, minus its liabilities, divided by the number of shares outstanding. There are no unfunded commitments related to these investments. Redemption notice period primarily ranges from 0 to 3 months and redemption frequency windows range from daily to quarterly.
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

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
Equity securities in the U.S. defined benefit retirement plans did not include any investment in the Company’s common stock at either December 31, 2025 or December 31, 2024. No shares of the Company’s stock were purchased by the U.S. plans in 2025 or 2024. The plans received no dividends on the Company’s common stock in either 2025 or 2024.

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

The Company uses a December 31 measurement date for its defined benefit and other retiree benefit plans. Summarized information for the Company’s defined benefit and other retiree benefit plans is as follows:

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

	Pension Plans				Other Retiree Benefit Plans
	2025	2024	2025	2024	2025	2024
	United States		International
Change in Benefit Obligations
Benefit obligations at beginning of year	$1,831	$1,922	$720	$776	$632	$665
Service cost	1	1	18	16	7	7
Interest cost	102	99	34	33	38	36
Participants’ contributions	—	—	5	5	—	—
Plan amendments	—	—	1	—	—	—
Actuarial loss (gain)	—	(54)	(20)	(11)	37	(14)
Foreign exchange impact	(1)	—	59	(40)	4	(8)
Termination benefits	—	5	—	—	—	—
Curtailments and settlements	—	(1)	(12)	(18)	—	—
Benefit payments	(145)	(141)	(44)	(41)	(55)	(54)
ERISA litigation matter	(34)	—	—	—	—	—
Benefit obligations at end of year	$1,754	$1,831	$761	$720	$663	$632
Change in Plan Assets
Fair value of plan assets at beginning of year	$1,295	$1,360	$537	$566	$—	$—
Actual return on plan assets	111	49	16	18	—	—
Company contributions	51	29	37	37	55	54
Participants’ contributions	—	—	5	5	—	—
Foreign exchange impact	1	—	41	(31)	—	—
Settlements and acquisitions	—	(2)	(10)	(17)	—	—
Benefit payments	(145)	(141)	(44)	(41)	(55)	(54)
Fair value of plan assets at end of year	$1,313	$1,295	$582	$537	$—	$—
Funded Status
Benefit obligations at end of year	$1,754	$1,831	$761	$720	$663	$632
Fair value of plan assets at end of year	1,313	1,295	582	537	—	—
Net amount recognized	$(441)	$(536)	$(179)	$(183)	$(663)	$(632)
Amounts Recognized in Balance Sheet
Noncurrent assets	$1	$1	$53	$47	$—	$—
Current liabilities	(28)	(27)	(16)	(15)	(52)	(51)
Noncurrent liabilities	(414)	(510)	(216)	(215)	(611)	(581)
Net amount recognized	$(441)	$(536)	$(179)	$(183)	$(663)	$(632)
Amounts Recognized in Accumulated Other Comprehensive Income (Loss)
Actuarial loss	$644	$710	$158	$174	$141	$109
Transition/prior service cost (credit)	—	—	8	8	(138)	(159)
	$644	$710	$166	$182	$3	$(50)
Accumulated benefit obligation	$1,742	$1,818	$702	$668	$—	$—

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

	Pension Plans				Other Retiree Benefit Plans
	2025	2024	2025	2024	2025	2024
	United States		International
Weighted-Average Assumptions Used to Determine Benefit Obligations
Discount rate	5.51%	5.73%	4.86%	4.69%	5.56%	5.74%
Long-term rate of compensation increase	3.50%	3.50%	3.27%	3.36%	—%	—%
ESOP growth rate	—%	—%	—%	—%	6.00%	6.00%
Medical cost trend rate of increase	—%	—%	—%	—%	7.00%	7.00%
Interest Crediting Rate	5.49%	5.58%	3.19%	3.23%	—%	—%

The actuarial gains and losses recorded during 2025 for both the U.S. pension and Other retiree benefit plans were primarily a result of changes in the discount rate, investment returns and assumption changes. The actuarial gains recorded during 2024 for both the U.S. pension and Other retiree benefit plans were primarily a result of an increase in discount rates applied against future estimated benefit payments that resulted in a decrease in the benefit obligation for both the U.S. pension and Other retiree benefit plans.

The overall investment objective of the plans is to balance risk and return so that obligations to employees are met. The Company evaluates its expected long-term rate of return on plan assets on an annual basis. In determining the expected long-term rate of return, the Company considers the nature of the plans’ investments and the historical rates of return. The assumed expected long-term rate of return on plan assets for U.S. pension plans was 6.50% as of December 31, 2025 and December 31, 2024. Average annual rates of return on plan assets for the U.S. pension plans for the most recent 1-year, 5-year, 10-year, 15-year and 25-year periods were 10%, 1%, 5%, 6% and 5%, respectively. Similar assessments were performed in determining rates of return on international pension plan assets to arrive at the Company’s 2025 weighted-average expected long-term rate of return on plan assets of 5.36%.

The medical cost trend rate of increase assumed in measuring the expected cost of benefits is projected to decrease from 7.00% in 2026 to 5.00% by 2031, remaining at 4.50% for the years thereafter.

Pension plans with projected benefit obligations in excess of plan assets and plans with accumulated benefit obligations in excess of plan assets as of December 31 consisted of the following:

	2025	2024
Benefit Obligation Exceeds Fair Value of Plan Assets
Projected benefit obligation	$2,117	$2,251
Fair value of plan assets	1,443	1,486

Accumulated benefit obligation	2,002	2,075
Fair value of plan assets	1,363	1,345

Other Retiree Benefit plans with accumulated postretirement benefit obligation in excess of plan assets as of December 31 consisted of the following:

	2025	2024
Benefit Obligation Exceeds Fair Value of Plan Assets
Accumulated postretirement benefit obligation	$663	$632
Fair value of plan assets	—	—

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
Summarized information regarding the net periodic benefit costs for the Company’s defined benefit and other retiree benefit plans is as follows:

	Pension Plans						Other Retiree Benefit Plans
	2025	2024	2023	2025	2024	2023	2025	2024	2023
	United States			International
Components of Net Periodic Benefit Cost
Service cost	$1	$1	$—	$18	$16	$15	$7	$7	$7
Interest cost	102	99	91	34	33	33	38	36	38
Expected return on plan assets	(83)	(85)	(79)	(26)	(29)	(25)	—	—	—
Amortization of transition and prior service costs (credits)	—	—	—	—	1	1	(21)	(21)	(20)
Amortization of actuarial loss	35	39	43	5	5	5	5	4	1
Net periodic benefit cost	$55	$54	$55	$31	$26	$29	$29	$26	$26
Other postretirement charges	—	5	3	—	—	2	—	—	—
ERISA litigation matter	(34)	—	267	—	—	—	—	—	—
Total pension cost	$21	$59	$325	$31	$26	$31	$29	$26	$26
Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost
Discount rate	5.73%	5.40%	5.66%	4.69%	4.61%	4.75%	5.74%	5.37%	5.67%
Expected long-term rate of return on plan assets	6.50%	6.50%	6.25%	5.36%	5.69%	4.66%	N/A	N/A	N/A
Long-term rate of compensation increase	3.50%	3.50%	3.50%	3.36%	3.24%	3.22%	—%	—%	—%
ESOP growth rate	—%	—%	—%	—%	—%	—%	6.00%	6.00%	6.00%
Medical cost trend rate of increase	—%	—%	—%	—%	—%	—%	7.00%	6.00%	6.25%
Interest Crediting Rate	5.58%	4.99%	5.21%	3.23%	0.64%	2.28%	—%	—%	—%

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

For the twelve months ended December 31, 2025, the Company made voluntary contributions to its U.S postretirement plans of $23. The Company made no voluntary contributions in 2024 or 2023.
Expected Contributions and Benefit Payments

As of December 31, 2025, the Company expects to make contributions to its U.S. postretirement plans of $99 for the year ending December 31, 2026. Actual funding may differ from current estimates depending on the variability of the market value of the assets, changes in the benefit obligations and other market or regulatory conditions.

Total benefit payments expected to be paid to participants in both funded and unfunded plans are estimated as follows:

	Pension Plans
Years Ended December 31,	United States	International	Other Retiree Benefit Plans	Total
2026	$335	$47	$53	$435
2027	142	46	57	245
2028	143	49	58	250
2029	140	52	58	250
2030	140	52	58	250
2031-2035	633	273	288	1,194

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
11.    Income Taxes

The components of Income before income taxes are as follows for the years ended December 31:

	2025	2024	2023
United States	$1,419	$1,084	$692
International	1,640	2,872	2,700
Total Income before income taxes	$3,059	$3,956	$3,392

The Provision for income taxes consists of the following for the years ended December 31:

	2025	2024	2023
U.S. federal	$168	$169	$77
U.S. state and local	42	19	(5)
International	588	719	865
Total Provision for income taxes	$798	$907	$937

Temporary differences between accounting for financial statement purposes and accounting for tax purposes result in the current provision for taxes being higher (lower) than the total provision for income taxes as follows:

	2025	2024	2023
Goodwill and intangible assets	$129	$3	$1
Property, plant and equipment	23	12	(13)
Pension and other retiree benefits	(22)	(6)	68
Stock-based compensation	—	(14)	2
Right-of-use assets/lease liabilities	—	2	1
Tax credits and tax loss carryforwards, net of valuation allowance	(42)	37	29
Deferred withholding tax	(4)	(14)	7
Research and experimentation capitalization	23	21	29
Other, net	49	(8)	11
Total deferred tax benefit (provision)	$156	$33	$135

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
The difference between the statutory U.S. federal income tax rate and the Company's global effective tax rate as reflected in the Consolidated Statements of Income is as follows:

	2025
	Amount	Percent
U.S. federal statutory tax rate	$642	21.0%
State and local income taxes, net of federal income tax effect(a)	42	1.4
Foreign tax effects
Brazil	38	1.2
Switzerland
Statutory income tax rate differential	(82)	(2.7)
Local income tax	35	1.1
Other	12	0.4
France
Nondeductible goodwill impairment	59	1.9
Other	(13)	(0.4)
Other foreign jurisdictions	168	5.5
Effect of cross-border tax laws
Foreign-derived intangible income benefit	(88)	(2.9)
Foreign tax credits	(83)	(2.7)
Branch U.S. tax, net of foreign tax credit	(49)	(1.6)
Other	(15)	(0.5)
Tax credits	(10)	(0.3)
Changes in valuation allowances
Branch U.S. tax	65	2.1
Other	5	0.2
Nontaxable or nondeductible items
Nondeductible goodwill impairment	37	1.2
Other	19	0.6
Changes in unrecognized tax benefits	23	0.7
Other	(7)	(0.1)
Global effective tax rate	$798	26.1%
(a) State taxes in Kansas, California and Illinois made up the majority (greater than 50 percent) of this category.

	2024	2023
Percentage of Income before income taxes
U.S. federal statutory rate	21.0%	21.0%
State and local income taxes, net of federal benefit	0.5	(0.1)
Earnings taxed at other than U.S. federal statutory rate	4.1	5.4
Non-deductible goodwill impairment charges	—	—
Foreign-derived intangible income benefit	(2.6)	(2.4)
Foreign tax matter	—	3.7
Other, net	(0.1)	—
Global effective tax rate	22.9%	27.6%

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
A summary of income taxes paid in 2025 is as follows:

2025
U.S. federal	$268
U.S. state and local	33
Foreign
Brazil	76
India	68
Mexico	70
Switzerland	48
Other foreign jurisdictions	350
Total	$913

The components of deferred tax assets (liabilities) are as follows at December 31:

	2025	2024
Deferred tax liabilities:
Goodwill and intangible assets	$(283)	$(389)
Property, plant and equipment	(384)	(397)
Right-of-use assets	(124)	(126)
Deferred withholding tax	(114)	(110)
Other	(71)	(130)
Total deferred tax liabilities	(976)	(1,152)
Deferred tax assets:
Pension and other retiree benefits	245	272
Tax credits and tax loss carryforwards	493	430
Lease liabilities	134	137
Accrued liabilities	266	223
Stock-based compensation	61	61
Research and experimentation capitalization	132	108
Other	99	101
Total deferred tax assets	1,430	1,332
Valuation allowance	$(430)	$(328)
Net deferred tax assets	$1,000	$1,004
Net deferred income taxes	$24	$(148)

The changes in valuation allowance for deferred tax assets are as follows:

	2025	2024	2023
Balance, January 1	$328	$287	$129
Additions
Charged to costs and expenses	102	56	158
Deductions	—	15	—
Balance, December 31	$430	$328	$287

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
The Company has made an accounting policy election to treat Global Intangible Low-Taxed Income taxes as a current period expense rather than including these amounts in the measurement of deferred taxes.

As of December 31, 2025, the Company had net operating losses (“NOLs”) and capital loss carryforwards of $38. Of this amount, capital loss and NOL carryforwards of $4 will begin to expire in 2026 and NOLs of $6 can be carried forward indefinitely. The Company believes that it will be able to utilize these capital loss and NOL carryforwards. There is an additional NOL of $28 which has a full valuation allowance.

As of December 31, 2025, the Company has $455 of tax credits, of which $36 will begin to expire in 2031 and $17 can be carried forward indefinitely. The Company believes that it will be able to utilize these tax credits. The remaining credits of $402 have a full valuation allowance.

Applicable U.S. income and foreign withholding taxes have been provided on substantially all of the Company’s accumulated earnings of foreign subsidiaries.

Net tax benefit of $76, net tax expense of $55 and net tax benefit of $19 were recorded directly through equity in 2025, 2024 and 2023 respectively. The net tax expense or benefit in each year predominantly includes current and future tax impacts related to benefit plans and the impact of currency translation adjustments.

The Company uses a comprehensive model to recognize, measure, present and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on an income tax return.

Unrecognized tax benefits activity for the years ended December 31, 2025, 2024 and 2023 is summarized below:

	2025	2024	2023
Unrecognized tax benefits:
Balance, January 1	$296	$314	$298
Increases as a result of tax positions taken during the current year	25	37	73
Decreases of tax positions taken during prior years	(22)	(53)	(61)
Increases of tax positions taken during prior years	10	10	6
Decreases as a result of settlements with taxing authorities and the expiration of statutes of limitations	(1)	(3)	(2)
Effect of foreign currency rate movements	11	(9)	—
Balance, December 31	$319	$296	$314

If all of the unrecognized tax benefits for 2025 above were recognized, approximately $308 would impact the effective tax rate.

The Company recognized expenses of approximately $26, $22 and $10 for interest and penalties related to the above unrecognized tax benefits within income tax expense in 2025, 2024 and 2023, respectively. The Company had accrued interest and penalties of approximately $95, $68 and $45 as of December 31, 2025, 2024 and 2023, respectively.

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

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
The amount of tax plus interest for the years 2010 through 2018 is estimated to be approximately $165, which is not included in the Company’s uncertain tax positions. In May 2024, the IRS initiated an audit for the years 2019 through 2021 which is still ongoing.

On July 4, 2025, U.S. tax legislation was signed into law (known as the “One Big Beautiful Bill Act” or “OBBBA”) which makes permanent many of the tax provisions enacted in 2017 as part of the Tax Cuts and Jobs Act that were set to expire at the end of 2025. In addition, the OBBBA makes changes to certain U.S. corporate tax provisions, many of which are generally not effective until January 1, 2026. The OBBBA did not have a material effect on the Company’s Consolidated Financial Statements for the fiscal year ended December 31, 2025. The Company is currently evaluating the future impact of the OBBBA, but does not expect it will have a material impact on its Consolidated Financial Statements.

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

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was enacted, which among other things, implements a 15% minimum tax on book income of certain large corporations effective for years beginning after December 31, 2022. Subsequent to the IRA’s enactment, the U.S. Treasury Department and the IRS released proposed regulations relating principally to this 15% minimum tax. Based on the Company’s analysis, these proposed regulations have not had and, if finalized in their current form, are not expected to have an impact on its Consolidated Financial Statements. The IRS has announced its intent to partially withdraw and revise the proposed regulations. The Company will continue to evaluate any additional guidance and clarification that becomes available.

On December 15, 2022, the 27 member states of the European Union (“EU”) reached an agreement to establish a minimum level of taxation for certain large corporations by paying a minimum corporate tax rate of 15% in every jurisdiction in which they operate. This agreement, which is part of the Pillar II Model Rules initiative (“Pillar II”) agreed by all members of the Organization for Economic Cooperation and Development (“OECD”) and its Inclusive Framework (“IF”), was transposed into the laws of most EU member states by December 31, 2023. Subsequently, many other jurisdictions outside the EU have enacted similar minimum tax regimes consistent with the policy of Pillar II.

Based on current legislation and available guidance, apart from the significant additional time and resources required to comply, Pillar II did not have a material impact to the Company’s Consolidated Financial Statements for the fiscal year ended December 31, 2025 and the Company does not believe it will have a material impact going forward on its business, results of operations, cash flows and financial condition.

On January 5, 2026, IF reached an agreement known as the “Side-by-Side Package” that modifies key aspects of Pillar II and is effective from January 1, 2026. The Company is currently evaluating the potential impact of the Side-by-Side Package on its future tax liability and compliance burden. The Side-by-Side Package introduces various new safe harbors that the Company is expected to be eligible for and that, when fully enacted, should result in a reduction of compliance costs of Pillar II, among other benefits. However, as these rules and related regulations are revised and implemented, the Company will evaluate the impact, if any, on its Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
12.    Earnings Per Share

For the years ended December 31, 2025, 2024 and 2023, earnings per share were as follows:

	2025			2024			2023
	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share
Basic EPS	$2,132	808.7	$2.64	$2,889	819.1	$3.53	$2,300	827.4	$2.78
Stock options and restricted stock units		2.4			4.1			1.8
Diluted EPS	$2,132	811.1	$2.63	$2,889	823.2	$3.51	$2,300	829.2	$2.77

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

For the years ended December 31, 2025, 2024 and 2023, the average number of stock options that were anti-dilutive and not included in diluted earnings per share calculations were 1,076,140, 295,968 and 13,719,286, respectively. For the years ended December 31, 2025, 2024 and 2023, the average number of restricted stock units that were anti-dilutive and not included in diluted earnings per share calculations were 1,459, 100,191 and 1,183, respectively.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
13.    Commitments and Contingencies

As of December 31, 2025, the Company has various contractual commitments for future multi-year purchases of raw, packaging and other materials and services totaling approximately $637.

As a global company serving consumers in more than 200 countries and territories, the Company is routinely subject to a wide variety of legal proceedings. These include disputes relating to intellectual property, contracts, product liability, marketing, advertising, foreign exchange controls, antitrust and trade regulation, labor and employment, pension and benefits, data privacy and security, environmental and tax matters and consumer class actions. In addition, management proactively reviews and monitors the Company’s exposure to, and the impact of, environmental matters. The Company is party to various environmental matters and, as such, may be responsible for all or a portion of the cleanup, restoration and post-closure monitoring of several sites.

The Company establishes accruals for loss contingencies when it has determined that a loss is probable and that the amount of loss, or range of loss, can be reasonably estimated. Any such accruals are adjusted thereafter as appropriate to reflect changes in circumstances. The Company does not accrue for legal defense costs, which are recognized as incurred when the legal services are provided.
The Company also determines estimates of reasonably possible losses or ranges of reasonably possible losses in excess of related accrued liabilities, if any, when it has determined that a loss is reasonably possible and it is able to determine such estimates. For those matters disclosed below for which the amount of any reasonably possible losses can be reasonably estimated, the Company currently estimates that the aggregate range of reasonably possible losses in excess of any accrued liabilities is $0 to approximately $225 (based on current exchange rates). The estimates included in this amount are based on the Company’s analysis of currently available information and, as new information is obtained, these estimates may change. Due to the inherent subjectivity of the assessments and the unpredictability of outcomes of legal proceedings, any amounts accrued or included in this aggregate range may not represent the ultimate loss to the Company. Thus, the Company’s exposure and ultimate losses may be higher or lower, and possibly significantly so, than the amounts accrued or the range disclosed above.
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

The Brazilian internal revenue authority has disallowed interest deductions and foreign exchange losses taken by the Company’s Brazilian subsidiary for certain years in connection with the financing of the Kolynos acquisition. The tax assessments with interest, penalties and any court-mandated fees, at the current exchange rate, are approximately $97. This amount includes additional assessments received from the Brazilian internal revenue authority in April 2016 relating to net operating loss carryforwards used by the Company’s Brazilian subsidiary to offset taxable income that had also been deducted from the authority’s original assessments. The Company has been disputing the disallowances by appealing the assessments since October 2001.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
Following adverse administrative decisions, the Company filed five cases in the Lower Federal Courts in the City of São Paulo (the “Lower Federal Court”) in October 2015, March 2017, October 2018, June 2019 and September 2020. Of those five cases, currently one case is pending in the Lower Federal Court and four cases have been appealed to the Federal Court of Appeals. Of the four cases pending in the Federal Court of Appeals, one case was appealed by the Brazilian federal government following a ruling in favor of the Company in the Lower Federal Court and three were appealed by the Company following rulings against the Company in the Lower Federal Court. In December 2025, in one of these three cases, the Federal Court of Appeals ruled against the Company with respect to the deductibility of the corporate income tax for the years 1999 through 2001. The amount at issue in this case, with interest and any court-mandated fees, at the current exchange rate, is approximately $18. The Company has filed a motion for clarification with the Federal Court of Appeals and, if necessary following resolution of that motion, will seek a further appeal to the Superior Court of Justice. Although there can be no assurances, management believes, based on the opinion of its Brazilian legal counsel, that it has strong legal grounds to contest these matters, and it is more likely than not that the Company will ultimately prevail. The Company is challenging these matters vigorously.

In July 2002, the Brazilian Federal Public Attorney filed a case against the federal government of Brazil, Laboratorios Wyeth-Whitehall Ltda. (the Brazilian subsidiary of the Seller) and the Company’s Brazilian subsidiary in the Lower Federal Court, seeking to annul an April 2000 decision by the Brazilian Board of Tax Appeals that found in favor of the Seller’s Brazilian subsidiary on the issue of whether it had incurred taxable capital gains as a result of the divestiture of Kolynos. The case seeks to make the Company’s Brazilian subsidiary jointly and severally liable for any tax due from the Seller’s Brazilian subsidiary. The case has been pending since 2002, and the Lower Federal Court has not issued a decision. Although there can be no assurances, management believes, based on the opinion of its Brazilian legal counsel, that it has strong legal grounds to contest this matter and it is more likely than not that the Company will ultimately prevail. The Company is challenging this matter vigorously.

In December 2005, the Brazilian internal revenue authority issued to the Company’s Brazilian subsidiary a tax assessment with interest and any court-mandated fees of approximately $26, at the current exchange rate, based on a claim that certain purchases of U.S. Treasury bills by the subsidiary and their subsequent disposition during the period 2000 to 2001 were subject to a tax on foreign exchange transactions. Following adverse administrative decisions, in January 2016, the Company filed a case in the Lower Federal Court. In the event the Company is unsuccessful in this case, further appeals are available. Although there can be no assurances, management believes, based on the opinion of its Brazilian legal counsel, that it has strong legal grounds to contest this matter and it is more likely than not that the Company will ultimately prevail. The Company is challenging this matter vigorously. In addition, in April 2024, based upon changes in Brazilian tax law, the Company filed a petition in this matter requesting that the penalty portion of the claim be removed. The Brazilian tax authority agreed with the Company’s position and, in March 2025, reduced its claim in this matter.

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

As of December 31, 2025, there were 454 individual cases pending against the Company in state and federal courts throughout the United States, as compared to 308 cases as of December 31, 2024. During the year ended December 31, 2025, 253 new cases were filed and 107 cases were resolved by voluntary dismissal, settlement or dismissal by the court. The value of the settlements in the periods presented was not material, either individually or in the aggregate, to such period's results of operations.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
The Company and its legal counsel believe that the Company has strong legal grounds to contest these cases and is challenging them vigorously. Given the inherent uncertainties of litigation, the Company cannot predict the outcome of all individual cases pending against it, and is only able to make an estimate for those cases that have advanced to the later stages of legal proceedings. For the remaining cases, the Company includes in the range of reasonably possible losses in excess of accrued liabilities stated above an aggregated amount that takes into account historical outcomes of the Company’s cases.

As of December 31, 2025, a portion of the Company’s costs incurred in defending and resolving these claims has been, and the Company believes will continue to be, covered by insurance policies issued by several primary, excess and umbrella insurance carriers, subject to exhaustion, deductibles, exclusions, retentions, policy limits and insurance carrier insolvencies.

ERISA Matter

In June 2016, a lawsuit was filed in the District Court against the Retirement Plan, the Company and certain individuals claiming that residual annuity payments associated with a 2005 residual annuity amendment to the Retirement Plan were improperly calculated for certain Retirement Plan participants in violation of the Employee Retirement Income Security Act. The relief sought included recalculation of benefits, pre- and post-judgment interest and attorneys’ fees.

Following adverse decisions by the District Court and the United States Court of Appeals for the Second Circuit, the Company recorded charges to earnings of $267 in the quarter ended March 31, 2023 and $65 in the quarter ended March 31, 2025 to reflect the then current estimated increase in pension plan liability and other related costs. In the three months ended September 30, 2025, the parties entered into a settlement agreement to fully resolve the litigation for $332, inclusive of attorneys’ fees and costs. In January 2026, the District Court granted final approval of the settlement. In February 2026, the District Court granted plaintiffs’ request to allocate $99 of the settlement amount for plaintiffs’ attorneys’ fees and costs. These attorneys’ fees and costs will be paid by the Company, while the remainder of the settlement amount will be funded by the Plan. The litigation resulted in an increase in the obligations of the Retirement Plan and, based on the current funded status of the Retirement Plan, required immaterial cash contributions by the Company in 2025 and will require additional immaterial cash contributions by the Company in 2026.

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

Approximately two-thirds of the Company’s Net sales are generated from markets outside the United States, with approximately 45% of the Company’s Net sales coming from emerging markets (which consist of Latin America, Asia (excluding Japan), Africa/Eurasia and Central Europe). Oral, Personal and Home Care sales to Walmart, Inc. and its affiliates represent approximately 11% of the Company’s Net sales in each of the years 2025, 2024 and 2023. No other customer represented more than 10% of Net sales in any period presented.

In 2025, Corporate Operating profit included goodwill and intangible assets impairment charges of $919, charges resulting from the ERISA litigation matter and the Strategic Growth and Productivity Program of $99 and $13, respectively, and acquisition-related costs of $9. In 2024, Corporate Operating profit included charges resulting from the 2022 Global Productivity Initiative of $85. In 2023, Corporate Operating profit included charges resulting from the 2022 Global Productivity Initiative of $27 and product recall costs of $25.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

	2025
	Net sales	Cost of Sales	Selling, general and administrative expenses	Other (income) expense, net (3)	Operating Profit
Reportable Segments
Oral, Personal and Home Care
North America(1)	$4,045	$1,589	$1,626	$47	$784
Latin America	4,776	2,107	1,268	(11)	1,411
Europe	2,962	1,099	1,087	28	748
Asia Pacific	2,814	1,067	1,013	(27)	760
Africa/Eurasia	1,172	465	436	16	255
Total Oral, Personal and Home Care	15,769				3,959
Pet Nutrition(2)	4,613	1,818	1,717	14	1,064
Reconciliation with Total Company Operating Profit
Corporate					(1,717)
Total	$20,382				$3,306
Note: Table may not sum due to rounding.
(1) Net sales in the United States for Oral, Personal and Home Care were $3,596 in 2025.
(2) Net sales in the United States for Pet Nutrition were $3,062 in 2025.
(3) Refer to Note 17, Supplemental Income Statement for information related to Other (income) expense, net.

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
(1) Net sales in the United States for Oral, Personal and Home Care were $3,640 in 2024.
(2) Net sales in the United States for Pet Nutrition were $3,059 in 2024.
(3) Refer to Note 17, Supplemental Income Statement for information related to Other (income) expense, net.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

	2023
	Net sales	Cost of Sales	Selling, general and administrative expenses	Other (income) expense, net (3)	Operating Profit
Reportable Segments
Oral, Personal and Home Care
North America(1)	$4,091	$1,588	$1,594	$37	$871
Latin America	4,640	1,977	1,241	5	1,417
Europe	2,571	1,069	899	31	573
Asia Pacific	2,782	1,108	925	(18)	767
Africa/Eurasia	1,083	442	377	9	254
Total Oral, Personal and Home Care	15,167				3,882
Pet Nutrition(2)	4,290	1,964	1,493	26	806
Reconciliation with Total Company Operating Profit
Corporate					(704)
Total	$19,457				$3,984
Note: Table may not sum due to rounding.
(1) Net sales in the United States for Oral, Personal and Home Care were $3,625 in 2023.
(2) Net sales in the United States for Pet Nutrition were $2,918 in 2023
(3) Refer to Note 17, Supplemental Income Statement for information related to Other (income) expense, net.

	2025	2024	2023
Capital expenditures
Oral, Personal and Home Care
North America	$65	$52	$46
Latin America	141	126	146
Europe	63	63	44
Asia Pacific	80	64	65
Africa/Eurasia	12	12	10
Total Oral, Personal and Home Care	361	317	311
Pet Nutrition	88	143	301
Corporate	115	101	93
Total Capital expenditures	$564	$561	$705

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

	2025	2024	2023
Depreciation and amortization
Oral, Personal and Home Care
North America	$123	$124	$116
Latin America	106	100	98
Europe	66	65	65
Asia Pacific	80	81	84
Africa/Eurasia	10	8	9
Total Oral, Personal and Home Care	385	378	372
Pet Nutrition	144	132	101
Corporate	101	95	94
Total Depreciation and amortization	$630	$605	$567

	2025	2024
Long-lived assets(1)
United States	$2,663	$2,728
International	2,528	2,223
Total Long-lived assets	$5,191	$4,951
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

Substantially all of the Company’s leases are considered operating leases. Finance leases were not material as of December 31, 2025 or 2024.

As of December 31, 2025 and 2024, the Company’s right-of-use assets and liabilities for operating leases were as follows:

	2025	2024
Other assets	$531	$529

Other accruals	118	107
Other liabilities	448	456
Total operating lease liabilities	$566	$563

Lease liabilities for operating leases as of December 31, 2025 were as follows:

2026	$140
2027	125
2028	100
2029	72
2030	60
Thereafter	163
Total lease commitments	$660
Less: Interest	(94)
Present value of lease liabilities	$566

The components of the Company’s operating lease cost for the twelve months ended December 31, 2025 and 2024 were as follows:

	2025	2024
Operating lease cost	$152	$144
Short-term lease cost	1	3
Variable lease cost	17	19
Sublease Income	(1)	(2)
Total lease cost	$169	$164

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

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
Supplemental cash flow information related to operating leases for the twelve months ended December 31, 2025 and 2024 was as follows:
▪Payments against amounts included in the measurement of lease liabilities: $151 and $132, respectively
▪Lease assets obtained in exchange for lease liabilities: $95 and $141, respectively.

As of December 31, 2025 and 2024, the weighted-average remaining lease term for operating leases was seven years for both periods, and the weighted-average discount rate for operating leases was 4.8% and 4.4%, respectively.

There were no material operating leases that the Company had entered into or that were yet to commence as of December 31, 2025.

16. Supplier Finance Program

The Company has agreements to provide supplier finance programs which facilitate participating suppliers’ ability to finance payment obligations of the Company with designated third-party financial institutions. Participating suppliers may, at their sole discretion, elect to finance one or more payment obligations of the Company prior to their scheduled due dates at a discounted price to participating financial institutions. The Company’s obligations to its suppliers, including amounts due and scheduled payment dates, are not impacted by suppliers’ decisions to finance amounts under these arrangements. The outstanding payment obligations under the Company’s supplier finance programs are included in Accounts Payable in the Consolidated Balance Sheets and were not material as of December 31, 2025 or 2024.

17.    Supplemental Income Statement Information

Other (income) expense, net	2025	2024	2023
Amortization of intangible assets	$78	$75	$72
Equity income	(20)	(22)	(17)
Restructuring programs(1)	7	59	24
Product recall costs	—	—	25
Losses (gains) from marketable securities and sale of other assets	1	6	11
Indirect tax payments (refunds)	37	27	18
Acquisition-related costs	9	—	—
Other, net	11	19	58
Total Other (income) expense, net	$123	$164	$191

(1) Restructuring programs consist of the Strategic Growth and Productivity Program in 2025 and 2022 Global Productivity Initiative in 2024 and 2023.

Refer to Note 4, Restructuring and Related Implementation Charges for further discussion of the Company’s Restructuring programs. Research and development and advertising costs are included in Selling, general and administrative expenses.

	2025	2024	2023
Research and development	$366	$355	$343
Advertising	$2,703	$2,720	$2,371

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
18.    Supplemental Balance Sheet Information

Inventories by major class are as follows at December 31:

Inventories	2025	2024
Raw materials and supplies	$632	$631
Work-in-process	46	46
Finished goods	1,479	1,431
Total Inventories, net	$2,157	$2,108
Non-current inventory, net	(125)	(121)
Current Inventories, net	$2,032	$1,987
Inventories valued under LIFO amounted to $476 and $453 at December 31, 2025 and 2024, respectively. The excess of current cost over LIFO cost at the end of each year was $129 and $105, respectively. The liquidations of LIFO inventory quantities had no material effect on income in 2025, 2024 and 2023. Inventory classified as non-current at December 31, 2025 was recorded on the Consolidated Balance Sheets as “Other assets”.

Property, plant and equipment, net	2025	2024
Land	$234	$226
Buildings	2,171	2,056
Manufacturing machinery and equipment	6,935	6,265
Other equipment	1,516	1,580
	10,856	10,127
Accumulated depreciation	(6,196)	(5,705)
Total Property, plant and equipment, net	$4,660	$4,422

Other current assets	2025	2024
Marketable securities	$107	$160
Prepaids	589	520
Derivatives	18	33
Total Other current assets	$714	$713

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

Other accruals	2025	2024
Accrued advertising and consumer and trade promotions	$997	$912
Accrued payroll and employee benefits	420	437
Accrued taxes other than income taxes	254	162
Restructuring accrual	31	15
Pension and other retiree benefits	96	93
Lease liabilities due in one year	118	107
Accrued interest	72	72
Derivatives	22	23
Dividend payable	418	408
Other	836	662
Total Other accruals	$3,264	$2,891

Other liabilities	2025	2024
Pension and other retiree benefits	$1,241	$1,306
Long-term lease liabilities	448	456
Restructuring accrual	9	29
Other	362	320
Total Other liabilities	$2,060	$2,111

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
19.    Supplemental Other Comprehensive Income (Loss) Information

Other comprehensive income (loss) components attributable to Colgate-Palmolive Company before tax and net of tax during the years ended December 31 were as follows:

	2025	2024	2023
Cumulative translation adjustments:
Cumulative translation adjustments, pre-tax	$258	$(298)	$127
Tax amounts	78	(37)	13
Cumulative translation adjustments, net of tax	336	(335)	140
Pension and other benefits:
Net actuarial gain (loss), prior service costs and settlements during the period	5	31	(49)
Amortization of net actuarial loss, transition and prior service costs(1)	24	28	30
Retirement Plan and other retiree benefit adjustments, pre-tax	29	59	(19)
Tax amounts	(7)	(16)	3
Retirement Plan and other retiree benefit adjustments, net of tax	22	43	(16)
Cash flow hedges:
Gains (losses) on cash flow hedges, pre-tax	(21)	10	(10)
Tax amounts	5	(2)	3
Gains (losses) on cash flow hedges, net of tax	(16)	8	(7)
Total Other comprehensive income (loss), net of tax	$342	$(284)	$117
(1)These components of Other comprehensive income (loss) are included in the computation of total pension cost. See Note 10, Retirement Plans and Other Retiree Benefits for additional details.

There were no tax impacts on Other comprehensive income (loss) attributable to Noncontrolling interests.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) is comprised of cumulative foreign currency translation gains and losses, unrecognized pension and other retiree benefit costs and unrealized gains and losses from derivative instruments designated as cash flow hedges. At December 31, 2025 and 2024, Accumulated other comprehensive income (loss) consisted primarily of aftertax unrecognized pension and other retiree benefit costs of $583 and $605, respectively, and aftertax cumulative foreign currency translation losses of $3,351 and $3,687, respectively. Foreign currency translation adjustments in 2025 primarily reflect gains from the euro, Mexican Peso and Brazilian Real. Foreign currency translation adjustments in 2024 primarily reflect losses from the euro, Brazilian Real and Mexican Peso.

COLGATE-PALMOLIVE COMPANY

Market Information

The Company’s common stock is listed on the New York Stock Exchange, and its trading symbol is CL.

Stock Price Performance Graphs

The following graphs compare cumulative total shareholder returns on Colgate-Palmolive Company common stock against the S&P Composite-500 Stock Index and a peer company index for the twenty-year, ten-year and five-year periods each ended December 31, 2025. The peer company index is comprised of consumer products companies that have both domestic and international businesses. For 2025, the peer company index consisted of Church & Dwight Co., Inc., The Clorox Company, The Coca-Cola Company, The Estee Lauder Companies, Inc., General Mills, Inc., Haleon plc, Kenvue Inc. (from and after its spin-off from Johnson & Johnson), Kimberly-Clark Corporation, The Kraft Heinz Company, Mondelez International, Inc., PepsiCo, Inc., The Procter & Gamble Company, Reckitt Benckiser Group plc and Unilever PLC. This index is identified as the “New Peer Group” on the graphs. For 2024, the peer company index also included Kellanova (formerly known as Kellogg Company), which was removed from the index due to its acquisition by Mars, Incorporated. The prior year index (which includes Kellanova’s stock price performance through December 11, 2025, the day on which it ceased trading following its acquisition) is identified as the “Old Peer Group” on the graphs.

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

20-Year Stock Price Performance Graph

$900
$800
$700
$600
$500
$400
$300
$200
$100
$0
2005
2007
2009
2011
2013
2015
2017
2019
2021
2023
2025

	2005	2007	2009	2011	2013	2015	2017	2019	2021	2023	2025
Colgate	100	148	164	194	287	306	363	348	451	443	459
S&P 500	100	122	97	114	176	202	276	347	529	547	806
New Peer Group	100	142	133	162	218	253	303	363	461	436	451
Old Peer Group	100	142	133	162	217	252	300	359	455	430	449

10-Year Stock Price Performance Graph

$400
$350
$300
$250
$200
$150
$100
$50
$0
2015
2016
2017
2018
2019
2020
2021
2022
2023
2024
2025

	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
Colgate	100	100	118	96	113	144	147	139	145	169	150
S&P 500	100	112	136	130	171	203	261	214	270	338	398
New Peer Group	100	104	120	114	143	159	182	180	172	179	178
Old Peer Group	100	104	119	114	142	158	180	179	170	179	178

5-Year Stock Price Performance Graph

$200
$150
$100
$50
2020
2021
2022
2023
2024
2025

	2020	2021	2022	2023	2024	2025
Colgate	100	102	97	100	117	104
S&P 500	100	129	105	133	166	196
New Peer Group	100	114	113	108	113	112
Old Peer Group	100	114	113	108	113	113