Form 10-Q
period 2026-03-31
COLGATE PALMOLIVE CO
filed 2026-05-01
CIK 21665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________
FORM 10-Q
________________________
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding	Date
Common stock, $1.00 par value	800,189,310	March 31, 2026

PART I.    FINANCIAL INFORMATION

COLGATE-PALMOLIVE COMPANY
Condensed Consolidated Statements of Income
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
Net sales	$5,324	$4,911
Cost of sales	2,098	1,924
Gross profit	3,226	2,987
Selling, general and administrative expenses	2,076	1,898
Other (income) expense, net	186	13
Operating profit	964	1,076
Non-service related postretirement costs	26	72
Interest expense	62	66
Interest income	16	15
Income before income taxes	892	953
Provision for income taxes	211	227
Net income including noncontrolling interests	681	726
Less: Net income attributable to noncontrolling interests	35	36
Net income attributable to Colgate-Palmolive Company	$646	$690

Earnings per common share, basic	$0.81	$0.85

Earnings per common share, diluted	$0.80	$0.85

See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Condensed Consolidated Statements of Comprehensive Income
(Dollars in Millions)
(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
Net income including noncontrolling interests	$681	$726
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	3	113
Retirement plans and other retiree benefit adjustments	(6)	5
Gains (losses) on cash flow hedges	6	(11)
Total Other comprehensive income (loss), net of tax	3	107
Total Comprehensive income including noncontrolling interests	684	833
Less: Net income attributable to noncontrolling interests	35	36
Less: Cumulative translation adjustments attributable to noncontrolling interests	(5)	2
Total Comprehensive income attributable to noncontrolling interests	30	38
Total Comprehensive income attributable to Colgate-Palmolive Company	$654	$795
See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Condensed Consolidated Balance Sheets
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

	March 31, 2026	December 31, 2025
Assets
Current Assets
Cash and cash equivalents	$1,335	$1,288
Receivables (net of allowances of $89 and $90, respectively)	1,889	1,675
Inventories	2,086	2,032
Other current assets	772	714
Total current assets	6,082	5,709
Property, plant and equipment:
Cost	10,887	10,856
Less: Accumulated depreciation	(6,265)	(6,196)
Property, plant and equipment, net	4,622	4,660
Goodwill	3,107	3,122
Other intangible assets, net	1,521	1,536
Deferred income taxes	211	205
Other assets	1,067	1,098
Total assets	$16,610	$16,330
Liabilities and Shareholders’ Equity
Current Liabilities
Debt payable within one-year	36	1,117
Accounts payable	2,096	2,089
Accrued income taxes	444	383
Other accruals	3,358	3,264
Total current liabilities	5,934	6,853
Long-term debt	7,937	6,871
Deferred income taxes	198	181
Other liabilities	2,055	2,060
Total liabilities	16,124	15,965
Shareholders’ Equity
Common stock, $1 par value (2,000,000,000 shares authorized, 1,465,706,360 shares issued)	1,466	1,466
Additional paid-in capital	4,390	4,322
Retained earnings	26,816	26,595
Accumulated other comprehensive income (loss)	(3,871)	(3,879)
Treasury stock, at cost	(28,656)	(28,450)
Total Colgate-Palmolive Company shareholders’ equity	145	54
Noncontrolling interests	341	311
Total equity	486	365
Total liabilities and equity	$16,610	$16,330
See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Condensed Consolidated Statements of Cash Flows
(Dollars in Millions)
(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
Operating Activities
Net income including noncontrolling interests	$681	$726
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operations:
Depreciation and amortization	156	148
ERISA litigation matter	—	65
Restructuring and termination benefits, net of cash	165	(7)
Stock-based compensation expense	40	23
Deferred income taxes	(18)	(24)
Cash effects of changes in:
Receivables	(215)	(174)
Inventories	(41)	(86)
Accounts payable and other working capital	(11)	(57)
Other non-current assets	19	(1)
Other non-current liabilities	(29)	(13)
Net cash provided by (used in) operations	747	600
Investing Activities
Capital expenditures	(138)	(124)
Purchases of marketable securities and investments	(70)	(134)
Proceeds from sale of marketable securities and investments	94	97
Other investing activities	(8)	2
Net cash provided by (used in) investing activities	(122)	(159)
Financing Activities
Short-term borrowing (repayment) less than 90 days, net	1,138	164
Principal payments of debt	(1,082)	(4)
Dividends paid	(417)	(406)
Purchases of treasury shares	(306)	(284)
Proceeds from exercise of stock options	127	40
Other financing activities	(23)	32
Net cash provided by (used in) financing activities	(563)	(458)
Effect of exchange rate changes on Cash and cash equivalents	(15)	33
Net increase (decrease) in Cash and cash equivalents	47	16
Cash and cash equivalents at beginning of the period	1,288	1,096
Cash and cash equivalents at end of the period	$1,335	$1,112
Supplemental Cash Flow Information
Income taxes paid	$176	$139
Interest paid	$96	$109
See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in Millions)
(Unaudited)

Three Months Ended March 31, 2026
	Colgate-Palmolive Company Shareholders’ Equity
	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)(1)	Noncontrolling Interests
Balance, December 31, 2025	$1,466	$4,322	$(28,450)	$26,595	$(3,879)	$311
Net income	—	—	—	646	—	35
Other comprehensive income (loss), net of tax	—	—	—	—	8	(5)
Dividends ($0.53 per share)	—	—	—	(425)	—	—
Stock-based compensation expense	—	40	—	—	—	—
Shares issued for stock options	—	56	71	—	—	—
Shares issued for restricted stock awards	—	(29)	29	—	—	—
Treasury stock acquired	—	—	(306)	—	—	—
Other	—	1	—	—	—	—
Balance, March 31, 2026	$1,466	$4,390	$(28,656)	$26,816	$(3,871)	$341

Three Months Ended March 31, 2025
	Colgate-Palmolive Company Shareholders’ Equity
	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)(1)	Noncontrolling Interests
Balance, December 31, 2024	$1,466	$4,181	$(27,358)	$26,145	$(4,222)	$332
Net income	—	—	—	690	—	36
Other comprehensive income (loss), net of tax	—	—	—	—	105	2
Dividends ($0.52 per share)	—	—	—	(422)	—	—
Stock-based compensation expense	—	23	—	—	—	—
Shares issued for stock options	—	18	22	—	—	—
Shares issued for restricted stock awards	—	(21)	21	—	—	—
Treasury stock acquired	—	—	(284)	—	—	—
Other	—	1	(3)	—	1	—
Balance, March 31, 2025	$1,466	$4,202	$(27,602)	$26,413	$(4,116)	$370
(1) Accumulated other comprehensive income (loss) includes cumulative translation losses of $3,343 at March 31, 2026 ($3,575 at March 31, 2025) and $3,351 at December 31, 2025 ($3,687 at December 31, 2024), and unrecognized retirement plan and other retiree benefits costs of $589 at March 31, 2026 ($600 at March 31, 2025) and $583 at December 31, 2025 ($605 at December 31, 2024).

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

For a complete set of financial statement notes, including the Company’s significant accounting policies, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (the “SEC”).

2.     Use of Estimates

Provisions for certain expenses, including income taxes, advertising and consumer promotion, are based on full year assumptions and are included in the accompanying Condensed Consolidated Financial Statements in proportion with estimated annual tax rates, the passage of time or estimated annual sales, as applicable.

3.    Recent Accounting Pronouncements

There have been no accounting pronouncements issued or effective during 2026 that have had, or are expected to have, a material impact on the Company’s Consolidated Financial Statements.

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

Goodwill of $207 was allocated to the Hill’s Pet Nutrition segment. The Company expects that goodwill will be deductible for tax purposes. Other intangible assets acquired include trademarks, customer relationships and product formulations, which have useful lives ranging from five to 20 years.
The preliminary estimates of the fair value of identifiable assets acquired and liabilities assumed are subject to revisions, which may result in adjustments to the preliminary values discussed above. The Company expects to finalize the purchase price allocation in the second quarter of 2026.
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
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

5.    Restructuring and Related Implementation Charges

Strategic Growth and Productivity Program

On July 31, 2025, the Company’s Board of Directors (the “Board”) approved a three-year productivity program to drive future growth and support the Company’s 2030 strategy (the “Strategic Growth and Productivity Program”). The program includes initiatives to better align the Company’s organizational structure to support its strategic initiatives, optimize the Company’s global supply chain to drive agility and efficiencies and simplify and streamline its organizational structure to reduce overhead costs.

Building on the successful implementation of the Strategic Growth and Productivity Program to date, on April 30, 2026, the Company's Board approved an expansion of the program to continue to align the Company's operations to drive future growth and support the Company’s 2030 strategy.

The Strategic Growth and Productivity Program is now estimated to result in cumulative pre-tax charges, once all initiatives are approved and implemented, totaling between $350 and $550, increased from $200 to $300. These pre-tax charges are currently estimated to be comprised of the following: employee-related costs, including severance and other termination benefits (70% to 80%) and asset-related costs and other charges (20% to 30%), which include accelerated depreciation, asset write-downs, contract termination and other exit costs. It is estimated that approximately 80% to 90% of the charges will result in cash expenditures and substantially all charges resulting from the program will be incurred by December 31, 2028.

It is now estimated that the cumulative pre-tax charges, once all projects are approved and implemented, will relate to initiatives undertaken in North America (5% to 10%), Latin America (15% to 20%), Europe, Middle East & Africa (“EMEA”) (25% to 30%), Asia Pacific (10% to 15%), Hill’s Pet Nutrition (10% to 15%) and Corporate (20% to 25%).

For the three months ended March 31, 2026, charges resulting from the Strategic Growth and Productivity Program are reflected in the income statement as follows:

Three Months Ended March 31, 2026
Selling, general and administrative expenses	$6
Other (income) expense, net	165
Non-service related postretirement costs	5
Total Strategic Growth and Productivity Program charges, pre-tax	$176

Total Strategic Growth and Productivity Program charges, after-tax	$138

Restructuring and related implementation charges are recorded in the Corporate segment as these initiatives are predominantly centrally directed and controlled and are not included in internal measures of segment operating performance.

Total charges incurred for the Strategic Growth and Productivity Program relate to initiatives undertaken by the following reportable operating segments and Corporate:

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

	Three Months Ended March 31, 2026	Program-to-date Accumulated Charges

North America	14%	14%
Latin America	—%	—%
Europe, Middle East & Africa	28%	28%
Asia Pacific	2%	2%
Hill’s Pet Nutrition	20%	19%
Corporate	36%	37%
Total	100%	100%

Since the inception of the Strategic Growth and Productivity Program, the Company has incurred cumulative pre-tax charges of $189 ($149 after-tax) in connection with the implementation of various projects as follows:

Cumulative Charges as of March 31, 2026

Employee-Related Costs	$171
Asset-Related Costs and Other	18
Total	$189

The following table summarizes the activity for the restructuring accrual:

	Three Months Ended March 31, 2026
	Employee-Related Costs	Asset-Related Costs and Other	Total
Balance at December 31, 2025	$6	$4	$10
Charges	165	11	176
Cash payments	(2)	(5)	(7)
Charges against assets and liabilities	(5)	(1)	(6)
Foreign exchange	(9)	—	(9)
Balance at March 31, 2026	$155	$9	$164

Employee-Related Costs primarily include severance and other termination benefits and are calculated based on long-standing benefit practices, written severance policies, local statutory requirements and, in certain cases, voluntary termination arrangements. Employee-Related Costs also include postretirement benefit enhancements of $5 for the three months ended March 31, 2026, which are reflected as Charges against assets and liabilities within Employee-Related Costs in the preceding table as the corresponding balance sheet amounts are reflected as an increase in postretirement liabilities.

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

6.    Inventories

Inventories by major class were as follows:

	March 31, 2026	December 31, 2025
Raw materials and supplies	$593	$632
Work-in-process	50	46
Finished goods	1,546	1,479
Total Inventories, net	2,189	2,157
Non-current inventory, net	(103)	(125)
Current Inventories, net	$2,086	$2,032

7.    Earnings Per Share

For the three months ended March 31, 2026 and 2025, earnings per share were as follows:

	Three Months Ended
	March 31, 2026			March 31, 2025
	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share
Basic EPS	$646	802.3	$0.81	$690	812.0	$0.85
Stock options and restricted stock units		2.8			3.0
Diluted EPS	$646	805.1	$0.80	$690	815.0	$0.85

For the three months ended March 31, 2026 and 2025, the average number of stock options and restricted stock units that were anti-dilutive and not included in diluted earnings per share calculations were 1,311,562 and 1,091,727, respectively.

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

8.    Other Comprehensive Income (Loss)

Additions to and reclassifications out of Accumulated other comprehensive income (loss) attributable to the Company for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
	2026	2025
Cumulative translation adjustments:
Cumulative translation adjustments, pre-tax	$34	$75
Tax amounts	(26)	36
Cumulative translation adjustments, net of tax	8	111
Pension and other benefits:
Net actuarial gain (loss), prior service costs and settlements during the period	(13)	1
Amortization of net actuarial loss, transition and prior service costs(1)	6	6
Retirement Plan and other retiree benefit adjustments, pre-tax	(7)	7
Tax amounts	1	(2)
Retirement Plan and other retiree benefit adjustments, net of tax	(6)	5
Cash flow hedges:
Gains (losses) on cash flow hedges, pre-tax	10	(14)
Tax amounts	(4)	3
Gains (losses) on cash flow hedges, net of tax	6	(11)
Total Other comprehensive income (loss), net of tax	$8	$105
(1) These components of Other comprehensive income (loss) are included in the computation of total pension cost. Refer to Note 9, Retirement Plans and Other Retiree Benefits for additional details.

There were no tax impacts on Other comprehensive income (loss) (“OCI”) attributable to Noncontrolling interests.

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

9.    Retirement Plans and Other Retiree Benefits

Components of Net periodic benefit cost for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
	Pension Benefits				Other Retiree Benefits
	United States		International
	2026	2025	2026	2025	2026	2025
Service cost	$—	$—	$5	$4	$2	$2
Interest cost	22	24	9	8	9	9
Expected return on plan assets	(18)	(18)	(7)	(7)	—	—
Amortization of actuarial loss (gain)	9	9	1	2	(4)	(5)
Net periodic benefit cost	$13	$15	$8	$7	$7	$6
ERISA litigation matter(1)	—	50	—	—	—	—
Other postretirement charges	—	—	—	—	5	—
Total pension cost	$13	$65	$8	$7	$12	$6
(1) Refer to Note 10, Contingencies for information regarding the ERISA litigation matter.

Other postretirement charges for the three months ended March 31, 2026 included other charges of $5, incurred pursuant to the Strategic Growth and Productivity Program.

The U.S. pension plans will require immaterial cash contributions by the Company in 2026. Refer to Note 10, Contingencies for additional information.

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

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

Following adverse administrative decisions, the Company filed five cases in the Lower Federal Courts in the City of São Paulo (the “Lower Federal Court”) in October 2015, March 2017, October 2018, June 2019 and September 2020. Of those five cases, currently one case is pending in the Lower Federal Court and four cases have been appealed to the Federal Court of Appeals. Of the four cases pending in the Federal Court of Appeals, one case was appealed by the Brazilian federal government following a ruling in favor of the Company in the Lower Federal Court and three were appealed by the Company following rulings against the Company in the Lower Federal Court. In December 2025, in one of these three cases, the Federal Court of Appeals ruled against the Company with respect to the deductibility of the corporate income tax for the years 1999 through 2001. The amount at issue in this case, with interest and any court-mandated fees, at the current exchange rate, is approximately $19. The Company filed a motion for clarification with the Federal Court of Appeals, which was denied in April 2026. The Company will seek a further appeal to the Superior Court of Justice. Although there can be no assurances, management believes, based on the opinion of its Brazilian legal counsel, that it has strong legal grounds to contest these matters, and it is more likely than not that the Company will ultimately prevail. The Company is challenging these matters vigorously.

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

In December 2005, the Brazilian internal revenue authority issued to the Company’s Brazilian subsidiary a tax assessment with interest and any court-mandated fees of approximately $28, at the current exchange rate, based on a claim that certain purchases of U.S. Treasury bills by the subsidiary and their subsequent disposition during the period 2000 to 2001 were subject to a tax on foreign exchange transactions. Following adverse administrative decisions, in January 2016, the Company filed a case in the Lower Federal Court. In the event the Company is unsuccessful in this case, further appeals are available. Although there can be no assurances, management believes, based on the opinion of its Brazilian legal counsel, that it has strong legal grounds to contest this matter and it is more likely than not that the Company will ultimately prevail. The Company is challenging this matter vigorously.

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

As of March 31, 2026, there were 484 individual cases pending against the Company in state and federal courts throughout the United States, as compared to 453 cases as of December 31, 2025. During the three months ended March 31, 2026, 74 new cases were filed and 43 cases were resolved by voluntary dismissal, settlement or judgment in favor of the Company. The value of the settlements in the periods presented was not material, either individually or in the aggregate, to such period's results of operations.

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

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

As of March 31, 2026, a portion of the Company’s costs incurred in defending and resolving these claims has been, and the Company believes will continue to be, covered by insurance policies issued by several primary, excess and umbrella insurance carriers, subject to exhaustion, deductibles, exclusions, retentions, policy limits and insurance carrier insolvencies.

ERISA Matter

In June 2016, a lawsuit was filed in the United States District Court for the Southern District of New York (the “District Court”) against the Colgate-Palmolive Company Employees’ Retirement Income Plan (the “Retirement Plan”), the Company and certain individuals claiming that residual annuity payments associated with a 2005 residual annuity amendment to the Retirement Plan were improperly calculated for certain Retirement Plan participants in violation of the Employee Retirement Income Security Act. The relief sought included recalculation of benefits, pre- and post-judgment interest and attorneys’ fees.

Following adverse decisions by the District Court and the United States Court of Appeals for the Second Circuit, the Company recorded charges to earnings of $267 in the quarter ended March 31, 2023 and $65 in the quarter ended March 31, 2025 to reflect the then current estimated increase in pension plan liability and other related costs. In the three months ended September 30, 2025, the parties entered into a settlement agreement to fully resolve the litigation for $332, inclusive of attorneys’ fees and costs. In January 2026, the District Court granted final approval of the settlement. In February 2026, the District Court granted plaintiffs’ request to allocate $99 of the settlement amount to plaintiffs’ attorneys’ fees and costs. These attorneys’ fees and costs have been paid by the Company, while the remainder of the settlement amount will be funded by the Plan. The litigation resulted in an increase in the obligations of the Retirement Plan and, based on the current funded status of the Retirement Plan, required immaterial cash contributions by the Company in 2025 and will require additional immaterial cash contributions by the Company in 2026.

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

11.    Segment Information

The Company operates in two product segments: Oral, Personal and Home Care; and Pet Nutrition.

The operations of the Oral, Personal and Home Care product segment are managed geographically in four reportable operating segments: North America, Latin America, EMEA and Asia Pacific.

As part of the Strategic Growth and Productivity Program, to further optimize and leverage the operating scale and drive growth within the Europe and Africa/Eurasia regions, the Company realigned its reportable operating segments effective for the quarter ended March 31, 2026. As a result, the Company combined the results of its Europe and Africa/Eurasia (excluding Russia and Belarus) reportable operating segments and its skin health business (previously within the North America reportable operating segment) into a new EMEA reportable operating segment. In conjunction with this realignment, Russia and Belarus, which were previously reported within the Africa/Eurasia reportable operating segment, are reported within the Asia Pacific reportable operating segment. This reportable operating segment realignment did not impact the Company’s historical consolidated results of operations, financial position or cash flows. The Company has recast its historical geographic segment information to conform to the new reporting structure. As a result of this reporting structure realignment, the Company reallocated goodwill of approximately $19 from the EMEA segment to the Asia Pacific segment. In conjunction with this reporting structure realignment, the Company completed an assessment indicating no goodwill impairment existed as a result of this new segment reporting structure.

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

The accounting policies of the operating segments are generally the same as those described in Note 2, Summary of Significant Accounting Policies to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. Intercompany sales have been eliminated. Corporate operations include costs related to stock options and restricted stock units, research and development costs, Corporate overhead costs, restructuring and related implementation charges and gains and losses on sales of non-core product lines and assets. The Company reports these items within Corporate operations as they relate to Corporate-based responsibilities and decisions and are not included in the internal measures of segment operating performance used by the Company to measure the underlying performance of the operating segments.
Approximately two-thirds of the Company’s Net sales are generated from markets outside the U.S., with approximately 45% of the Company’s Net sales coming from emerging markets (which consist of Latin America, Asia (excluding Japan), Africa, the Middle East and Eastern and Central Europe).
Corporate Operating profit (loss) for the three months ended March 31, 2026 included charges resulting from the Strategic Growth and Productivity Program of $171. Corporate Operating profit (loss) for the three months ended March 31, 2025 included charges resulting from the ERISA litigation matter of $15.

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

The Company’s Net sales, significant segment expenses and operating profit, by reportable segment were:

	Three Months Ended March 31, 2026
	Net sales	Cost of sales	Selling, general and administrative expenses	Other (income) expense, net (1)	Operating profit
Reportable Segments
Oral, Personal and Home Care
North America	$888	$390	$359	$(2)	$141
Latin America	1,313	554	357	1	401
Europe, Middle East & Africa	1,126	408	438	14	266
Asia Pacific	804	295	289	(2)	222
Total Oral, Personal and Home Care	4,131				1,030
Hill’s Pet Nutrition	1,194	455	456	3	280
Reconciliation with Total Company Operating Profit
Corporate					(346)
Total	$5,324				$964
Note: Table may not sum due to rounding.
(1)Other (income) expense, net primarily includes amortization of intangible assets and equity income.

	Three Months Ended March 31, 2025
	Net sales	Cost of sales	Selling, general and administrative expenses	Other (income) expense, net (1)	Operating profit
Reportable Segments
Oral, Personal and Home Care
North America	$904	$358	$350	$—	$197
Latin America	1,143	487	316	(7)	348
Europe, Middle East & Africa	1,007	367	399	18	222
Asia Pacific	738	275	264	(5)	204
Total Oral, Personal and Home Care	3,792				971
Hill’s Pet Nutrition	1,118	437	422	1	258
Reconciliation with Total Company Operating Profit
Corporate					(153)
Total	$4,911				$1,076
Note: Table may not sum due to rounding.
(1)Other (income) expense, net primarily includes amortization of intangible assets and equity income.

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

The Company’s Net sales of Oral, Personal and Home Care and Pet Nutrition products accounted for the following percentages of the Company’s Net sales:

	Three Months Ended
	March 31,
	2026	2025
Net sales
Oral Care	44%	44%
Personal Care	17%	17%
Home Care	17%	16%
Pet Nutrition	22%	23%
Total Net sales	100%	100%

Capital expenditures and depreciation and amortization expense by segment were:

	Three Months Ended
	March 31,
	2026	2025
Capital expenditures
Oral, Personal and Home Care
North America	$14	$16
Latin America	39	28
Europe, Middle East & Africa	10	11
Asia Pacific	14	13
Total Oral, Personal and Home Care	77	68
Hill’s Pet Nutrition	22	21
Corporate	39	35
Total Capital expenditures	$138	$124

	Three Months Ended
	March 31,
	2026	2025
Depreciation and amortization
Oral, Personal and Home Care
North America	$19	$19
Latin America	29	24
Europe, Middle East & Africa	27	29
Asia Pacific	21	20
Total Oral, Personal and Home Care	96	92
Hill’s Pet Nutrition	35	31
Corporate	25	25
Total Depreciation and amortization	$156	$148

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

The following table summarizes the fair value of the Company’s derivative instruments and other financial instruments which are carried at fair value in the Company’s Condensed Consolidated Balance Sheets at March 31, 2026 and December 31, 2025:

	Assets			Liabilities
	Account	Fair Value		Account	Fair Value
Designated derivative instruments		March 31, 2026	December 31, 2025		March 31, 2026	December 31, 2025
Foreign currency contracts	Other current assets	$30	$18	Other accruals	$35	$22
Commodity contracts	Other current assets	—	—	Other accruals	1	—
Total designated		$30	$18		$36	$22

Other financial instruments
Marketable securities	Other current assets	$84	$107
Total other financial instruments		$84	$107

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

The carrying amount of cash, cash equivalents, marketable securities and accounts receivable approximated fair value as of March 31, 2026 and December 31, 2025. The estimated fair value of the Company’s total debt as of March 31, 2026 and December 31, 2025, was $7,453 and $7,518, respectively, and the related carrying value was $7,973 and $7,988, respectively. The estimated fair value of long-term debt was derived principally from quoted prices on the Company’s outstanding fixed-term notes (Level 2 valuation).

The following tables present the notional values as of:

	March 31, 2026
	Foreign Currency Contracts	Foreign Currency Debt	Commodity Contracts	Total
Fair Value Hedges	$2,045	$—	$—	$2,045
Cash Flow Hedges	1,140	—	17	1,157
Net Investment Hedges	360	4,202	—	4,562

	December 31, 2025
	Foreign Currency Contracts	Foreign Currency Debt	Commodity Contracts	Total
Fair Value Hedges	$2,093	$—	$—	$2,093
Cash Flow Hedges	1,106	—	16	1,122
Net Investment Hedges	336	3,942	—	4,278

The amount of gain (loss) recognized in income associated with fair value hedges did not have a material impact on the Company’s Condensed Consolidated Financial Statements during the three months ended March 31, 2026 and 2025.

The amount of gain (loss) recognized in income and Accumulated Other Comprehensive Income (AOCI) associated with cash flow hedges did not have a material impact on the Company’s Condensed Consolidated Financial Statements during the three months ended March 31, 2026 and 2025.

The following table presents the amount of gain (loss) on net investment hedges recognized in the Company’s AOCI for the three months ended March 31, 2026 and 2025:

	Gain (Loss) Recognized in AOCI
	Three Months Ended March 31,
	2026	2025
Hedging instruments:
Foreign currency contracts	$1	$(7)
Foreign currency debt	109	(167)
Total Gain (Loss) on Net Investment Hedges	$110	$(174)

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

13. Supplier Finance Program

The Company has agreements to provide supplier finance programs which facilitate participating suppliers’ ability to finance payment obligations of the Company with designated third-party financial institutions. Participating suppliers may, at their sole discretion, elect to finance one or more payment obligations of the Company prior to their scheduled due dates at a discounted price to participating financial institutions. The Company’s obligations to its suppliers, including amounts due and scheduled payment dates, are not impacted by suppliers’ decisions to finance amounts under these arrangements. The outstanding payment obligations under the Company’s supplier finance programs are included in Accounts payable in the Condensed Consolidated Balance Sheets and were $201 and $177 as of March 31, 2026 and December 31, 2025, respectively.

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

14. Income Taxes

The effective income tax rate was 23.6% for the first quarter of 2026 as compared to 23.7% for the first quarter of 2025. The quarterly provision for income taxes is determined based on the Company’s estimated full year effective income tax rate adjusted by the amount of tax attributable to infrequent or unusual items that are separately recognized on a discrete basis in the income tax provision in the quarter in which they occur. The Company’s current estimate of its full year effective income tax rate before discrete period items is 23.6%, as compared to 23.7% in the comparable period of 2025.

On July 4, 2025, U.S. tax legislation was signed into law (known as the “One Big Beautiful Bill Act” or “OBBBA”) which made permanent many of the tax provisions enacted in 2017 as part of the Tax Cuts and Jobs Act that were set to expire at the end of 2025. In addition, the OBBBA made changes to certain U.S. corporate tax provisions, many of which were effective beginning January 1, 2026. The OBBBA did not have a material effect on the Company’s Consolidated Financial Statements for the quarter ended March 31, 2026.

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

Based on current legislation and available guidance, apart from the significant additional time and resources required to comply, Pillar II did not have a material impact to the Company’s Consolidated Financial Statements for the quarter ended March 31, 2026 and the Company does not believe it will have a material impact going forward.

On January 5, 2026, IF reached an agreement known as the “Side-by-Side Package” that modifies key aspects of Pillar II and was effective beginning January 1, 2026. The Company is currently evaluating the potential impact of the Side-by-Side Package on its future tax liability and compliance burden. The Side-by-Side Package introduces various new safe harbors that the Company is expected to be eligible for and that, when fully enacted, should result in a reduction of compliance costs of Pillar II, among other benefits. However, as these rules and related regulations are revised and implemented, the Company will evaluate the impact, if any, on its Consolidated Financial Statements.

The Company has ongoing federal, state and international income tax audits in various jurisdictions and evaluates uncertain tax positions that may be challenged by local tax authorities and not fully sustained. All U.S. federal income tax returns through December 31, 2013 have been audited by the IRS and there are limited matters which the Company plans to appeal for years 2010 through 2013. One such matter relates to the IRS assessment of taxes on the Company by imputing income on certain activities within one of our international operations, which is also under audit for the years 2014 through 2018. There were U.S. Tax Court rulings during 2023 in favor of the IRS against two unrelated third parties on similar matters. In October 2025, in one of those cases, the applicable U.S. Court of Appeals reversed the U.S. Tax Court’s decision and ruled in favor of the taxpayer. The case involving the other third party is still pending. The Company continues to believe that the tax assessment against the Company is without merit. While there can be no assurances, the Company believes this matter will ultimately be decided in favor of the Company. The amount of tax plus interest for the years 2010 through 2021 is estimated to be approximately $168, which is not included in the Company’s uncertain tax positions. In May 2024, the IRS initiated an audit for the years 2019 through 2021, which is still ongoing.

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

Operationally, we are organized along geographic lines with management teams having responsibility for the business and financial results in each region. We compete in more than 200 countries and territories worldwide with established businesses in all regions contributing to our sales and profitability. Approximately two-thirds of our Net sales are generated from markets outside the United States, with approximately 45% of our Net sales coming from emerging markets (which consist of Latin America, Asia (excluding Japan), Africa, the Middle East and Eastern and Central Europe). This geographic diversity and balance help to reduce our exposure to business and other risks in any one country or part of the world.

The Oral, Personal and Home Care product segment is managed geographically in four reportable operating segments: North America, Latin America, Europe, Middle East & Africa (“EMEA”) and Asia Pacific, all of which sell primarily to a variety of retailers, wholesalers, distributors, dentists and, in some geographies, skin health professionals. Through Hill’s Pet Nutrition, we also compete on a worldwide basis in the pet nutrition market, selling products principally through authorized pet supply retailers, veterinarians and eCommerce retailers. We also sell certain of our products direct-to-consumer. We are engaged in manufacturing and sourcing of products and materials on a global scale and have major manufacturing facilities, warehousing facilities and distribution centers in every region around the world.

As part of the Strategic Growth and Productivity Program, to further optimize and leverage the operating scale and drive growth within the Europe and Africa/Eurasia regions, we realigned our reportable operating segments effective for the quarter ended March 31, 2026. As a result, we have combined the results of our Europe and Africa/Eurasia (excluding Russia and Belarus) reportable operating segments and our skin health business (previously within the North America reportable operating segment) into a new EMEA reportable operating segment in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2026. In conjunction with this realignment, Russia and Belarus, which were previously reported within the Africa/Eurasia reportable operating segment, are reported within the Asia Pacific reportable operating segment. This reportable operating segment realignment did not impact our historical consolidated results of operations, financial position or cash flows. We have recast our historical geographic segment information to conform to the new reporting structure.

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

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Global Trade Relations

Major developments in trade relations, including the imposition of new or increased tariffs by the United States and/or other countries, such as China and Ecuador, have contributed to and are expected to continue to contribute to inflationary pressures, geopolitical tensions and macroeconomic and market volatility. These developments have also impacted and may continue to impact consumer sentiment, consumption, discretionary spending and/or purchasing patterns. In addition, they have impacted and may continue to impact the cost and/or availability of raw and packaging materials and the price of our products. While we have made and will continue to make efforts to mitigate the impact of these and any additional tariffs imposed by the United States and/or other countries or shifts in trade agreements, they or our mitigating actions could have a material effect on our business, results of operations, cash flows and financial condition. For additional information, see “Outlook” below.

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

The Conflict in the Middle East

The conflict in the Middle East, including between the United States and Iran, has had and may continue to have macroeconomic impacts, such as heightened inflationary pressures and increased capital markets and foreign exchange volatility. It did not have a material impact on our Consolidated Financial Statements for the quarter ended March 31, 2026. The conflict has negatively impacted and/or may in the future negatively impact, among other things, supply chain and logistics, the availability and price of raw and packaging materials and commodities (particularly oil, resin and agricultural products), consumer sentiment and consumption and category growth rates. The full impact of the conflict on our business may not be fully realized for some time due to, among other things, our mitigation efforts, contingency plans and procurement processes.

For more information about factors that could impact our business, including with respect to global trade relations, the war in Ukraine and the conflict in the Middle East, refer to Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025.

Business Strategy

Our 2030 strategy, which builds on the success of our 2025 strategy that concluded last year, is intended to deliver consistent, compounded earnings per share growth over the long term and to accelerate Net sales and organic sales growth through several key initiatives. These initiatives include leveraging the global reach and penetration of our brands; building the incremental benefit of superior, science-based innovation supported by an agile and resilient supply chain; harnessing the power of best-in-class omni-channel demand generation; leading in capabilities such as data, analytics and artificial intelligence (“AI”); and evolving our high-impact, inclusive culture.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Additionally, on July 31, 2025, our Board of Directors (the “Board”) approved a three-year productivity program to drive future growth and support our 2030 strategy (the “Strategic Growth and Productivity Program”). The program includes initiatives to better align our organizational structure to support our strategic initiatives, optimize our global supply chain to drive agility and efficiencies and simplify and streamline our organizational structure to reduce overhead costs. Building on the successful implementation of the Strategic Growth and Productivity Program to date, on April 30, 2026, our Board approved an expansion of the program to continue to align our operations to drive future growth and support our 2030 strategy. The Strategic Growth and Productivity Program is now estimated to result in cumulative pre-tax charges, once all initiatives are approved and implemented, of between $350 and $550, increased from $200 to $300. It is estimated that substantially all charges will be incurred by December 31, 2028. Annualized pre-tax savings are projected to be in the range of $200 to $300, once all projects are approved and implemented. For more information regarding the Strategic Growth and Productivity Program, see “Restructuring and Related Implementation Charges” below.

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

We believe strong free cash flow performance is a key priority to invest for future growth and superior total shareholder return. We achieve this through increasing net income, optimizing working capital and through high return capital expenditures focused on growth and profitability.

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

Significant Items Impacting Comparability

On July 31, 2025, our Board approved the Strategic Growth and Productivity Program, which the Board approved an expansion of on April 30, 2026 to continue to align our operations to drive future growth and support our 2030 strategy. In the three months ended March 31, 2026, we incurred pre-tax costs of $176 (after-tax costs of $138) resulting from the Strategic Growth and Productivity Program. Refer to “Restructuring and Related Implementation Charges” below and Note 5, Restructuring and Related Implementation Charges to the Condensed Consolidated Financial Statements for additional information.

On April 30, 2025, we acquired Care TopCo Pty Ltd, the owner of the Prime100 pet food business, for cash consideration of AU $471 (approximately $301). This acquisition provides our Hill’s Pet Nutrition segment with an entry into the fast-growing fresh pet food category in Australia. Refer to Note 4, Acquisitions to the Condensed Consolidated Financial Statements for additional information.

During the quarter ended March 31, 2025, we recorded a charge of $65 following a decision of the United States Court of Appeals for the Second Circuit affirming the ruling of the United States District Court for the Southern District of New York (the “District Court”) on certain calculation issues related to the District Court’s earlier grant of summary judgment to the plaintiffs in a lawsuit under the Employee Retirement Income Security Act (“ERISA”), seeking the recalculation of benefits and other relief associated with a 2005 residual annuity amendment to the Colgate-Palmolive Company Employees’ Retirement Income Plan (the “Retirement Plan”). The decision resulted in an increase in the obligations of the Retirement Plan. Refer to Note 10, Contingencies to the Condensed Consolidated Financial Statements for additional information.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Outlook

Looking forward, we expect global macroeconomic, geopolitical and market conditions to remain challenging, including as a result of the conflict in the Middle East and developments in trade relations (such as the imposition of new or increased tariffs and the ongoing implementation and potential renegotiation of the United States-Mexico-Canada Agreement). We expect these conditions to impact, or to continue to impact, among other things, supply chain and logistics, the availability and price of raw and packaging materials and commodities (particularly oil, resin and agricultural products), consumer sentiment and purchasing patterns, consumption and category growth rates. We also expect these conditions to continue to contribute to inflationary pressures and macroeconomic and market volatility. We continue to follow these situations closely, to take actions in an effort to mitigate their negative impacts and to evaluate their impact on our business, results of operations, cash flows and financial condition.

In this uncertain and challenging macroeconomic and geopolitical environment, we anticipate consumers may forgo purchasing certain of our products or switch to “private label” or to our lower-priced product offerings. Although we continue to devote significant resources to support our brands and market our products at multiple price points, demand for and sales volumes of our categories and/or our products may decline or shift from higher margin to lower margin product offerings. We expect the softness across our categories that we witnessed in 2025 to continue into 2026.

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

We face vigorous competition worldwide, including from strong local competitors (including private label competitors) and from other companies, some of which have greater resources than we do. In addition, the substantial growth of eCommerce and the emergence and adoption of social commerce and AI have encouraged the entry of new competitors, some of which sell products direct-to-consumer. We face competition in several aspects of our business, including pricing, promotional activities, new product introductions and expansion into new geographies and channels.

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

We continue to closely monitor the impact of geopolitical events and tensions, wars and military conflicts, including in Ukraine and the Middle East, developments in trade relations and the challenging market conditions discussed above on our business and the related uncertainties and risks. While we have taken, and will continue to take, measures to mitigate the effects of these events and conditions, we cannot estimate with certainty the full extent of their impact on our business, results of operations, cash flows and/or financial condition. For more information about factors that could impact our business, see “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Looking forward, we believe our new 2030 business strategy and the Strategic Growth and Productivity Program will help ensure that we have the right capabilities and support to achieve our goals in the near term and deliver consistent, compounded earnings per share growth over the long term. We believe our 2030 strategic priorities of leveraging the global reach and penetration of our brands; building the incremental benefit of superior, science-based innovation supported by an agile and resilient supply chain; harnessing the power of best-in-class omni-channel demand generation; leading in capabilities such as data, analytics and AI; and evolving our high-impact, inclusive culture are the keys to accelerating growth going forward. Our commitment to these priorities, the strength of our brands, our resilient global supply chain, the breadth of our global footprint and a commitment to profitability and driving efficiency in cash generation should position us well to manage through the challenges we face and increase shareholder value over time.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Results of Operations

Three Months

Worldwide Net sales were $5,324 in the first quarter of 2026, up 8.4% from the first quarter of 2025, due to volume growth of 1.1%, net selling price increases of 2.2% and positive foreign exchange of 5.1%. The Prime100 acquisition contributed 0.4% to volume. Organic sales (Net sales excluding the impact of foreign exchange, acquisitions and divestments), a non-GAAP financial measure, increased 2.9% in the first quarter of 2026. A reconciliation of Net sales growth to organic sales growth is provided under “Non-GAAP Financial Measures” below.

Net sales in the Oral, Personal and Home Care product segment were $4,131 in the first quarter of 2026, up 8.9% from the first quarter of 2025, due to volume growth of 1.3%, net selling price increases of 1.8% and positive foreign exchange of 5.9%. Organic sales in the Oral, Personal and Home Care product segment increased 3.1% in the first quarter of 2026.

The increase in organic sales in the first quarter of 2026 versus the first quarter of 2025 was due to increases in Oral Care, Home Care and Personal Care organic sales. The increase in Oral Care was primarily due to organic sales growth in the toothpaste and manual toothbrush categories. The increase in Home Care was primarily due to organic sales growth in the surface cleaner and fabric softener categories. The increase in Personal Care was primarily due to organic sales growth in the bar soap category.

The Company’s share of the global toothpaste market was 41.1% on a year-to-date basis, flat compared to the year ago period, and its share of the global manual toothbrush market was 32.6% on a year-to-date basis, up 0.8 share points from the year ago period. Year-to-date market shares in toothpaste were flat in EMEA and Asia Pacific and down in North America and Latin America versus the comparable 2025 period. In the manual toothbrush category, year-to-date market shares were up in North America and Asia Pacific, flat in EMEA and down in Latin America versus the comparable 2025 period. For additional information regarding market shares, see “Market Share Information” below.

Net sales in the Hill’s Pet Nutrition segment were $1,194 in the first quarter of 2026, up 6.7% from the first quarter of 2025, driven by volume growth of 0.2%, net selling price increases of 3.8% and positive foreign exchange of 2.7%. The Prime100 acquisition contributed 1.9% to volume. Organic sales in the Hill’s Pet Nutrition segment increased 2.1% in the first quarter of 2026, despite a negative impact from lower private label pet food sales (260 bps).

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Gross Profit/Margin

Worldwide Gross profit increased to $3,226 in the first quarter of 2026 compared to $2,987 in the first quarter of 2025, reflecting an increase of $250 resulting from higher Net sales, partially offset by a decrease of $11 resulting from lower Gross profit margin.

Worldwide Gross profit margin decreased to 60.6% in the first quarter of 2026 from 60.8% in the first quarter of 2025. This decrease in Gross profit margin was due to significantly higher raw and packaging material costs (350 bps), which included the impact of tariffs, partially offset by cost savings from the Company’s funding-the-growth initiatives (230 bps), higher pricing (80 bps) and favorable mix (20 bps).

	Three Months Ended March 31,
	2026	2025
Gross profit	$3,226	$2,987

	Three Months Ended March 31,
	2026	2025	Basis Point Change
Gross profit margin	60.6%	60.8%	(20)

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 9% to $2,076 in the first quarter of 2026 compared to $1,898 in the first quarter of 2025. Selling, general and administrative expenses in the first quarter of 2026 included charges resulting from the Strategic Growth and Productivity Program. Selling, general and administrative expenses in the first quarter of 2025 included charges related to the ERISA litigation matter. Excluding these charges in both periods, as applicable, Selling, general and administrative expenses increased 10% to $2,071 in the first quarter of 2026 compared to $1,883 in the first quarter of 2025, reflecting higher overhead expenses of $122 and increased advertising investment of $66.

Selling, general and administrative expenses as a percentage of Net sales increased by 40 bps to 39.0% in the first quarter of 2026 compared to 38.6% in the first quarter of 2025. Excluding the charges described above in both periods, as applicable, Selling, general and administrative expenses as a percentage of Net sales increased by 60 bps to 38.9% in the first quarter of 2026 compared to 38.3% in the first quarter of 2025. This increase was due to higher overhead expenses (40 bps) and increased advertising investment (20 bps), both as a percentage of Net sales. In the first quarter of 2026, advertising investment increased as a percentage of Net sales to 13.8% from 13.6% in the first quarter of 2025, or 10% in absolute terms, to $734 as compared with $668 in the first quarter of 2025.

	Three Months Ended March 31,
	2026	2025
Selling, general and administrative expenses, GAAP	$2,076	$1,898
Strategic Growth and Productivity Program	(6)	—
ERISA litigation matter	—	(15)
Selling, general and administrative expenses, non-GAAP	$2,071	$1,883
Note: Table may not sum due to rounding.

	Three Months Ended March 31,
	2026	2025	Basis Point Change
Selling, general and administrative expenses as a percentage of Net sales, GAAP	39.0%	38.6%	40
Strategic Growth and Productivity Program	(0.1%)	—%
ERISA litigation matter	—%	(0.3%)
Selling, general and administrative expenses as a percentage of Net sales, non-GAAP	38.9%	38.3%	60
Other (Income) Expense, Net

Other (income) expense, net was $186 and $13 in the first quarter of 2026 and 2025, respectively. Other (income) expense, net in the first quarter of 2026 included charges resulting from the Strategic Growth and Productivity Program. Excluding these charges, Other (income) expense, net was $21 and $13 in the first quarter of 2026 and 2025, respectively.

	Three Months Ended March 31,
	2026	2025
Other (income) expense, net, GAAP	$186	$13
Strategic Growth and Productivity Program	(165)	—
Other (income) expense, net, non-GAAP	$21	$13

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Operating Profit

Operating profit decreased 10% to $964 in the first quarter of 2026 from $1,076 in the first quarter of 2025. Operating profit in the first quarter of 2026 included charges resulting from the Strategic Growth and Productivity Program. Operating profit in the first quarter of 2025 included charges related to the ERISA litigation matter. Excluding these charges in both periods, as applicable, Operating profit increased 4% to $1,134 in the first quarter of 2026 from $1,091 in the first quarter of 2025.

Operating profit margin was 18.1% in the first quarter of 2026, a decrease of 380 bps compared to 21.9% in the first quarter of 2025. Excluding the charges described above in both periods, as applicable, Operating profit margin was 21.3% in the first quarter of 2026, a decrease of 90 bps compared to 22.2% in the first quarter of 2025. This decrease in Operating profit margin was primarily due to a decrease in Gross profit (20 bps) and an increase in Selling, general and administrative expenses (60 bps), both as a percentage of Net sales.

	Three Months Ended March 31,
	2026	2025	% Change
Operating profit, GAAP	$964	$1,076	(10)%
Strategic Growth and Productivity Program	171	—
ERISA litigation matter	—	15
Operating profit, non-GAAP	$1,134	$1,091	4%
Note: Table may not sum due to rounding.

	Three Months Ended March 31,
	2026	2025	Basis Point Change
Operating profit margin, GAAP	18.1%	21.9%	(380)
Strategic Growth and Productivity Program	3.2%	—%
ERISA litigation matter	—%	0.3%
Operating profit margin, non-GAAP	21.3%	22.2%	(90)

Non-Service Related Postretirement Costs

Non-service related postretirement costs were $26 in the first quarter of 2026 as compared to $72 in the first quarter of 2025. Non-service related postretirement costs in the first quarter of 2026 included charges resulting from the Strategic Growth and Productivity Program. Non-service related postretirement costs in the first quarter of 2025 included charges related to the ERISA litigation matter. Excluding these charges in both periods, as applicable, Non-service related postretirement costs were $20 in the first quarter of 2026 as compared to $22 in the first quarter of 2025.

	Three Months Ended March 31,
	2026	2025
Non-service related postretirement costs, GAAP	$26	$72
Strategic Growth and Productivity Program	(5)	—
ERISA litigation matter	—	(50)
Non-service related postretirement costs, non-GAAP	$20	$22
Note: Table may not sum due to rounding.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Income Taxes

The effective income tax rate was 23.6% for the first quarter of 2026 as compared to 23.7% for the first quarter of 2025. As reflected in the table below, the non-GAAP effective income tax rate was 23.2% and 23.4% for the first three months of 2026 and 2025, respectively.

The quarterly provision for income taxes is determined based on the Company’s estimated full year effective income tax rate adjusted by the amount of tax attributable to infrequent or unusual items that are separately recognized on a discrete basis in the income tax provision in the quarter in which they occur. The Company’s current estimate of its full year effective income tax rate before discrete period items is 23.6%, compared to 23.7% in 2025.
On July 4, 2025, U.S. tax legislation was signed into law (known as the “One Big Beautiful Bill Act” or “OBBBA”) which made permanent many of the tax provisions enacted in 2017 as part of the Tax Cuts and Jobs Act that were set to expire at the end of 2025. In addition, the OBBBA made changes to certain U.S. corporate tax provisions, many of which were effective beginning January 1, 2026. The OBBBA did not have a material effect on the Company’s Consolidated Financial Statements for the quarter ended March 31, 2026.
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

Based on current legislation and available guidance, apart from the significant additional time and resources required to comply, Pillar II did not have a material impact to the Company’s Consolidated Financial Statements for the quarter ended March 31, 2026 and the Company does not believe it will have a material impact going forward.

On January 5, 2026, IF reached an agreement known as the “Side-by-Side Package” that modifies key aspects of Pillar II and was effective beginning January 1, 2026. The Company is currently evaluating the potential impact of the Side-by-Side Package on its future tax liability and compliance burden. The Side-by-Side Package introduces various new safe harbors that the Company is expected to be eligible for and that, when fully enacted, should result in a reduction of compliance costs of Pillar II, among other benefits. However, as these rules and related regulations are revised and implemented, the Company will evaluate the impact, if any, on its Consolidated Financial Statements.

The Company has ongoing federal, state and international income tax audits in various jurisdictions and evaluates uncertain tax positions that may be challenged by local tax authorities and not fully sustained. All U.S. federal income tax returns through December 31, 2013 have been audited by the IRS and there are limited matters which the Company plans to appeal for years 2010 through 2013. One such matter relates to the IRS assessment of taxes on the Company by imputing income on certain activities within one of our international operations, which is also under audit for the years 2014 through 2018. There were U.S. Tax Court rulings during 2023 in favor of the IRS against two unrelated third parties on similar matters. In October 2025, in one of those cases, the applicable U.S. Court of Appeals reversed the U.S. Tax Court’s decision and ruled in favor of the taxpayer. The case involving the other third party is still pending. The Company continues to believe that the tax assessment against the Company is without merit. While there can be no assurances, the Company believes this matter will ultimately be decided in favor of the Company. The amount of tax plus interest for the years 2010 through 2021 is estimated to be approximately $168, which is not included in the Company’s uncertain tax positions. In May 2024, the IRS initiated an audit for the years 2019 through 2021, which is still ongoing.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

	Three Months Ended March 31,
	2026			2025
	Income Before Income Taxes	Provision For Income Taxes(1)	Effective Income Tax Rate(2)	Income Before Income Taxes	Provision For Income Taxes(1)	Effective Income Tax Rate(2)
As Reported GAAP	$892	$211	23.6%	$953	$227	23.7%
Strategic Growth and Productivity Program	176	37	(0.4%)	—	—	—
ERISA litigation matter	—	—	—	65	12	(0.3%)
Non-GAAP	$1,068	$248	23.2%	$1,018	$239	23.4%
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

Net Income Attributable to Colgate-Palmolive Company and Earnings Per Share

Net income attributable to Colgate-Palmolive Company in the first quarter of 2026 decreased to $646 from $690 in the first quarter of 2025, and Earnings per common share on a diluted basis decreased to $0.80 per share in the first quarter of 2026 from $0.85 in the first quarter of 2025. Net income attributable to Colgate-Palmolive Company in the first quarter of 2026 included charges resulting from the Strategic Growth and Productivity Program. Net income attributable to Colgate-Palmolive Company in the first quarter of 2025 included charges related to the ERISA litigation matter.

Excluding the charges described above in both periods, as applicable, Net income attributable to Colgate-Palmolive Company in the first quarter of 2026 increased 6% to $784 from $743 in the first quarter of 2025, and Earnings per common share on a diluted basis increased 7% to $0.97 in the first quarter of 2026 from $0.91 in the first quarter of 2025.

	Three Months Ended March 31, 2026
	Income Before Income Taxes	Provision For Income Taxes(1)	Net Income Including Noncontrolling Interests	Less: Income Attributable to Noncontrolling Interests	Net Income Attributable To Colgate-Palmolive Company	Diluted Earnings Per Share(2)
As Reported GAAP	$892	$211	$681	$35	$646	$0.80
Strategic Growth and Productivity Program	176	37	139	1	138	0.17
Non-GAAP	$1,068	$248	$820	$36	$784	$0.97

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
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Net Sales and Operating Profit by Segment

Oral, Personal and Home Care

North America

	Three Months Ended March 31,
	2026	2025	Change
Net sales	$888	$904	(1.8)%
Operating profit	$141	$197	(28)%
% of Net sales	15.8%	21.7%	(590)	bps
Net sales in North America decreased 1.8% in the first quarter of 2026 to $888, driven by volume declines of 3.2%, partially offset by net selling price increases of 1.0% and positive foreign exchange of 0.4%. Organic sales in North America decreased 2.2% in the first quarter of 2026. The organic sales decline was driven by the United States.

The decrease in organic sales in North America in the first quarter of 2026 versus the first quarter of 2025 was due to decreases in Oral Care and Personal Care organic sales, partially offset by an increase in Home Care organic sales. The decrease in Oral Care was primarily due to an organic sales decline in the toothpaste category. The decrease in Personal Care was primarily due to an organic sales decline in the liquid hand soap category. The increase in Home Care was primarily due to organic sales growth in the surface cleaner category, partially offset by an organic sales decline in the hand dish category.

Operating profit in North America decreased 28% in the first quarter of 2026 to $141, or 590 bps to 15.8% as a percentage of Net sales. This decrease in Operating profit as a percentage of Net sales was primarily due to a decrease in Gross profit (440 bps) and an increase in Selling, general and administrative expenses (170 bps), both as a percentage of Net sales. This decrease in Gross profit was due to significantly higher raw and packaging material costs (690) bps, which included the impact of tariffs, partially offset by cost savings from the Company’s funding-the-growth initiatives (210 bps) and higher pricing. This increase in Selling, general and administrative expenses was due to higher overhead expenses (170 bps).

Latin America

	Three Months Ended March 31,
	2026	2025	Change
Net sales	$1,313	$1,143	14.8%
Operating profit	$401	$348	15%
% of Net sales	30.6%	30.4%	20	bps
Net sales in Latin America increased 14.8% in the first quarter of 2026 to $1,313, driven by volume growth of 2.0%, net selling price increases of 3.4% and positive foreign exchange of 9.5%. Organic sales in Latin America increased 5.4% in the first quarter of 2026. Organic sales growth was led by Mexico, Brazil and Argentina.

The increase in organic sales in Latin America in the first quarter of 2026 versus the first quarter of 2025 was due to increases in Oral Care, Home Care and Personal Care organic sales. The increase in Oral Care was primarily due to organic sales growth in the toothpaste and manual toothbrush categories. The increase in Home Care was primarily due to organic sales growth in the fabric softener and surface cleaner categories. The increase in Personal Care was primarily due to organic sales growth in the bar soap category.

Operating profit in Latin America increased 15% in the first quarter of 2026 to $401, or 20 bps to 30.6% as a percentage of Net sales. This increase in Operating profit as a percentage of Net sales was primarily due to an increase in Gross profit (40 bps) and a decrease in Selling, general and administrative expenses (40 bps), partially offset by an increase in Other (income) expense, net (70 bps), all as a percentage of Net sales. This increase in Gross profit was due to cost savings from the Company’s funding-the-growth initiatives (270 bps), higher pricing and favorable mix (10 bps), partially offset by significantly higher raw and packaging material costs (370 bps).

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Europe, Middle East & Africa

	Three Months Ended March 31,
	2026	2025	Change
Net sales	$1,126	$1,007	11.9%
Operating profit	$266	$222	20%
% of Net sales	23.6%	22.0%	160	bps

Net sales in EMEA increased 11.9% in the first quarter of 2026 to $1,126, driven by volume growth of 2.2%, net selling price increases of 1.2% and positive foreign exchange of 8.5%. Organic sales in EMEA increased 3.5% in the first quarter of 2026. Organic sales growth was led by Türkiye, South Africa, United Kingdom and France, partially offset by organic sales decline in the skin health business.

The increase in organic sales in EMEA in the first quarter of 2026 versus the first quarter of 2025 was primarily due to an increase in Oral Care organic sales, which was largely due to organic sales growth in the toothpaste and manual toothbrush categories.

Operating profit in EMEA increased 20% in the first quarter of 2026 to $266, or 160 bps to 23.6% as a percentage of Net sales. This increase in Operating profit as a percentage of Net sales was due to an increase in Gross profit (30 bps), a decrease in Selling, general and administrative expenses (80 bps) and a decrease in Other (income) expense, net (50 bps), all as a percentage of Net sales. This increase in Gross profit was due to cost savings from the Company’s funding-the-growth initiatives (200 bps) and higher pricing, partially offset by higher raw and packaging material costs (190 bps) and unfavorable mix (30 bps). This decrease in Selling, general and administrative expenses was primarily due to lower overhead expenses (60 bps). This decrease in Other (income) expense, net was primarily due to lower amortization expense.

Asia Pacific

	Three Months Ended March 31,
	2026	2025	Change
Net sales	$804	$738	8.9%
Operating profit	$222	$204	9%
% of Net sales	27.6%	27.7%	(10)	bps
Net sales in Asia Pacific increased 8.9% in the first quarter of 2026 to $804, driven by volume growth of 4.6%, net selling price increases of 1.0% and positive foreign exchange of 3.3%. Organic sales in Asia Pacific increased 5.6% in the first quarter of 2026. The organic sales growth was driven by India and the Greater China region.

The increase in organic sales in Asia Pacific in the first quarter of 2026 versus the first quarter of 2025 was primarily due to an increase in Oral Care organic sales, which was largely due to organic sales growth in the toothpaste and manual toothbrush categories.

Operating profit in Asia Pacific increased 9% in the first quarter of 2026 to $222, while as a percentage of Net sales it decreased by 10 bps to 27.6%. This decrease in Operating profit as a percentage of Net sales was due to an increase in Selling, general and administrative expenses (10 bps) and an increase in Other (income) expense, net (40 bps), partially offset by an increase in Gross profit (50 bps), all as a percentage of Net sales. This increase in Gross profit was primarily due to cost savings from the Company’s funding-the-growth initiatives (240 bps) and higher pricing, partially offset by higher raw and packaging material costs (190 bps) and unfavorable mix (30 bps). This increase in Selling, general and administrative expenses was primarily due to increased advertising investment (210 bps), partially offset by lower overhead expenses (190 bps).

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Hill’s Pet Nutrition

	Three Months Ended March 31,
	2026	2025	Change
Net sales	$1,194	$1,118	6.7%
Operating profit	$280	$258	8%
% of Net sales	23.4%	23.1%	30	bps
Net sales for Hill’s Pet Nutrition increased 6.7% in the first quarter of 2026 to $1,194, driven by volume growth of 0.2%, net selling price increases of 3.8% and positive foreign exchange of 2.7%. The Prime100 acquisition contributed 1.9% to volume. Organic sales in Hill’s Pet Nutrition increased 2.1% in the first quarter of 2026. Organic sales growth was led by the United States (excluding private label) and Europe.

The increase in organic sales in the first quarter of 2026 was due to organic sales growth in the therapeutic and wellness categories.

Operating profit in Hill’s Pet Nutrition increased 8% in the first quarter of 2026 to $280, or 30 bps to 23.4%. This increase in Operating profit as a percentage of Net sales was primarily due to an increase in Gross profit (100 bps), partially offset by an increase in Selling, general and administrative expenses (50 bps), both as a percentage of Net sales. This increase in Gross profit was due to cost savings from the Company’s funding-the-growth initiatives (230 bps), higher pricing and favorable mix (110 bps), partially offset by significantly higher raw and packaging material costs (390 bps). This increase in Selling, general and administrative expenses was due to increased advertising investment (50 bps).

Corporate

	Three Months Ended March 31,
	2026	2025	Change
Operating profit (loss)	$(346)	$(153)	126%
Operating profit (loss) related to Corporate was $(346) in the first quarter of 2026 as compared to $(153) in the first quarter of 2025.
In the first quarter of 2026, Corporate Operating profit (loss) included charges of $171 resulting from the Strategic Growth and Productivity Program. In the first quarter of 2025, Corporate Operating profit (loss) included charges of $15 related to the ERISA litigation matter.

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

Building on the successful implementation of the Strategic Growth and Productivity Program to date, on April 30, 2026, the Company's Board approved an expansion of the program to continue to align the Company's operations to drive future growth and support the Company’s 2030 strategy.

The Strategic Growth and Productivity Program is now estimated to result in cumulative pre-tax charges, once all initiatives are approved and implemented, totaling between $350 and $550, increased from $200 to $300. These pre-tax charges are currently estimated to be comprised of the following: employee-related costs, including severance and other termination benefits (70% to 80%) and asset-related costs and other charges (20% to 30%), which include accelerated depreciation, asset write-downs, contract termination and other exit costs. It is estimated that approximately 80% to 90% of the charges will result in cash expenditures and substantially all charges resulting from the program will be incurred by December 31, 2028. Annualized pre-tax savings are projected to be in the range of $200 to $300, once all projects are approved and implemented.

It is now estimated that the cumulative pre-tax charges, once all projects are approved and implemented, will relate to initiatives undertaken in North America (5% to 10%), Latin America (15% to 20%), EMEA (25% to 30%), Asia Pacific (10% to 15%), Hill’s Pet Nutrition (10% to 15%) and Corporate (20% to 25%).

For the three months ended March 31, 2026, charges resulting from the Strategic Growth and Productivity Program are reflected in the income statement as follows:

Three Months Ended March 31, 2026
Selling, general and administrative expenses	$6
Other (income) expense, net	165
Non-service related postretirement costs	5
Total Strategic Growth and Productivity Program charges, pre-tax	$176

Total Strategic Growth and Productivity Program charges, after-tax	$138

Restructuring and related implementation charges are recorded in the Corporate segment as these initiatives are predominantly centrally directed and controlled and are not included in internal measures of segment operating performance.

Total charges incurred for the Strategic Growth and Productivity Program relate to initiatives undertaken by the following reportable operating segments and Corporate:

	Three Months Ended March 31, 2026	Program-to-date Accumulated Charges

North America	14%	14%
Latin America	—%	—%
Europe, Middle East & Africa	28%	28%
Asia Pacific	2%	2%
Hill’s Pet Nutrition	20%	19%
Corporate	36%	37%
Total	100%	100%

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Since the inception of the Strategic Growth and Productivity Program, the Company has incurred cumulative pre-tax charges of $189 ($149 after-tax) in connection with the implementation of various projects as follows:

Cumulative Charges as of March 31, 2026

Employee-Related Costs	$171
Asset-Related Costs and Other	18
Total	$189

The following table summarizes the activity for the restructuring accrual:

	Three Months Ended March 31, 2026
	Employee-Related Costs	Asset-Related Costs and Other	Total
Balance at December 31, 2025	$6	$4	$10
Charges	165	11	$176
Cash payments	(2)	(5)	$(7)
Charges against assets and liabilities	(5)	(1)	$(6)
Foreign exchange	(9)	—	$(9)
Balance at March 31, 2026	$155	$9	$164

Employee-Related Costs primarily include severance and other termination benefits and are calculated based on long-standing benefit practices, written severance policies, local statutory requirements and, in certain cases, voluntary termination arrangements. Employee-Related Costs also include postretirement benefit enhancements of $5 for the three months ended March 31, 2026, which are reflected as Charges against assets and liabilities within Employee-Related Costs in the preceding table as the corresponding balance sheet amounts are reflected as an increase in postretirement liabilities.

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

Net sales growth (GAAP) and organic sales growth (Net sales growth excluding the impact of foreign exchange, acquisitions and divestments) (non-GAAP) are discussed in this Quarterly Report on Form 10-Q. Management believes the organic sales growth measure provides investors and analysts with useful supplemental information regarding the Company’s underlying sales trends by presenting sales growth excluding the external factor of foreign exchange, as well as the impact of acquisitions and divestments, as applicable. A reconciliation of organic sales growth to Net sales growth for the three months ended March 31, 2026 is provided below.

Selling, general and administrative expenses, Selling, general and administrative expenses as a percentage of Net sales, Other (income) expense, net, Operating profit, Operating profit margin, Non-service related postretirement costs, Effective income tax rate, Net income attributable to Colgate-Palmolive Company and Earnings per share on a diluted basis are discussed in this Quarterly Report on Form 10-Q both on a GAAP basis and excluding, as applicable, charges resulting from the Strategic Growth and Productivity Program and the ERISA litigation matter. These non-GAAP financial measures exclude items that, either by their nature or amount, management would not expect to occur as part of the Company’s normal business on a regular basis, such as restructuring charges, charges for certain litigation and tax matters, acquisition-related costs, gains and losses from certain divestitures and certain other unusual, non-recurring items. Investors and analysts use these financial measures in assessing the Company’s business performance, and management believes that presenting these financial measures on a non-GAAP basis provides them with useful supplemental information to enhance their understanding of the Company’s underlying business performance and trends. These non-GAAP financial measures also enhance the ability to compare period-to-period financial results. A reconciliation of each of these non-GAAP financial measures to the most directly comparable GAAP financial measures for the three months ended March 31, 2026 and 2025 is presented within the applicable section of Results of Operations.

The following table provides a quantitative reconciliation of Net sales growth to organic sales growth for the three months ended March 31, 2026:

Three Months Ended March 31, 2026	Net Sales Growth (GAAP)	Foreign Exchange Impact	Acquisitions and Divestments Impact	Organic Sales Growth (Non-GAAP)
Oral, Personal and Home Care
North America	(1.8%)	0.4%	—%	(2.2%)
Latin America	14.8%	9.5%	—%	5.4%
Europe, Middle East & Africa	11.9%	8.5%	—%	3.5%
Asia Pacific	8.9%	3.3%	—%	5.6%
Total Oral, Personal and Home Care	8.9%	5.9%	—%	3.1%
Hill’s Pet Nutrition	6.7%	2.7%	1.9%	2.1%
Total Company	8.4%	5.1%	0.4%	2.9%
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

Cash Flow

Net cash provided by operations increased 25% to $747 in the first three months of 2026, compared to $600 in the first three months of 2025, primarily due to changes in working capital and higher net income, excluding non-cash items in the period. The Company’s working capital was (5.7%) as a percentage of Net sales as of March 31, 2026 as compared to (3.3%) as of March 31, 2025. The Company defines working capital as the difference between current assets (excluding Cash and cash equivalents and marketable securities, the latter of which is reported in Other current assets) and current liabilities (excluding short-term debt).

Investing activities used $122 of cash in the first three months of 2026, compared to $159 used in the first three months of 2025.

Capital expenditures were $138 in the first three months of 2026 compared to $124 in the first three months of 2025. Capital expenditures for 2026 are expected to be approximately 3.0% of Net sales. The Company continues to focus its capital spending on projects that are expected to yield high after-tax returns.

Financing activities used $563 of cash during the first three months of 2026, compared to $458 used in the first three months of 2025. The increase in cash used was primarily due to higher principal payments of debt, partially offset by an increase in short-term borrowing.

Total debt decreased to $7,973 as of March 31, 2026, compared to $7,988 as of December 31, 2025. During the first quarter of 2026, the Company redeemed at maturity $500 of three-year Senior Notes with a fixed coupon of 4.800% and €500 of seven-year Medium-Term Notes with a fixed coupon rate of 0.500%. The redemptions were financed with commercial paper borrowings.

Domestic and foreign commercial paper outstanding was $1,258 and $147 as of March 31, 2026 and December 31, 2025, respectively. The average daily balances outstanding for commercial paper in the first three months of 2026 and 2025 were $893 and $1,478, respectively. The Company classifies commercial paper and certain long-term debt that is subject to a put option as long-term debt when it has the intent and ability to refinance such obligations on a long-term basis, including, if necessary, by utilizing its available lines of credit.

Certain of the agreements with respect to the Company’s bank borrowings contain financial and other covenants as well as cross-default provisions. Noncompliance with these requirements could ultimately result in the acceleration of amounts owed. The Company is in full compliance with all such requirements and believes the likelihood of noncompliance is remote. Refer to Note 6, Long Term Debt and Credit Facilities to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 for further information about the Company’s long-term debt and credit facilities.

In the first quarter of 2026, the Company increased the quarterly common stock dividend to $0.53 per share from $0.52 per share previously, effective in the second quarter of 2026.

Cash and cash equivalents increased $47 during the first three months of 2026 to $1,335 at March 31, 2026, compared to $1,288 at December 31, 2025, the majority of which ($1,321 and $1,234, respectively) was held by the Company’s foreign subsidiaries.

For additional information regarding liquidity and capital resources, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

Cautionary Statement on Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain forward-looking statements (as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the SEC in its rules, regulations and releases) that set forth anticipated results based on management’s current plans and assumptions. Such statements may relate, for example, to sales or volume growth, net selling price increases, organic sales growth, profit or profit margin levels, earnings per share levels, financial goals, category growth rates, the impact of foreign exchange, the impact of developments in global trade relations and tariffs, the impact of geopolitical events and tensions, wars and military conflicts, such as in Ukraine and the Middle East, cost-reduction plans (including the Strategic Growth and Productivity Program), tax rates, interest rates, new product introductions, digital capabilities, commercial investment levels, acquisitions, divestitures, share repurchases or legal or tax proceedings, among other matters. These statements are made on the basis of the Company’s views and assumptions as of May 1, 2026. The Company undertakes no obligation to update these statements whether as a result of new information, future events or otherwise, except as required by law or by the rules and regulations of the SEC. Moreover, the Company does not, nor does any other person, assume responsibility for the accuracy and completeness of those statements. The Company cautions investors that any such forward-looking statements are not guarantees of future performance and that actual events or results may differ materially from those statements. Actual events or results may differ materially because of factors that affect international businesses and global macroeconomic and geopolitical conditions, as well as matters specific to the Company and the markets it serves, including the uncertain macroeconomic and political environment in different countries, including as a result of inflation and high interest rates and their effect on consumer sentiment and spending, foreign currency rate fluctuations, exchange controls, import restrictions, tariffs, sanctions, price or profit controls, labor relations, changes in foreign or domestic laws or regulations or their interpretation, political and fiscal developments, including developments in trade relations and the negotiation of trade agreements, tax and immigration policies, significant competition and a highly competitive omni-channel marketplace, including as a result of the growth of eCommerce and the emergence of AI, a rapidly changing retail landscape and changes in the policies of retail trade customers, the ability to manage disruptions in our global supply chain and/or key office facilities, the ability to manage the availability and cost of raw and packaging materials and logistics costs, the ability to maintain or increase selling prices as needed, the emergence of alternative retail channels, the ability to develop innovative new products and successfully leverage AI and other new and emerging technologies, the ability to continue lowering costs and operate in an agile manner, the ability to successfully implement and realize the benefits of the Strategic Growth and Productivity Program, the ability to maintain the security of our information and operational technology systems from cybersecurity or data incidents, the ability to address the effects of climate change and implement our sustainability strategy and achieve our targets, the ability to complete acquisitions and divestitures as planned and successfully integrate acquired businesses, the ability to attract and retain key employees, the uncertainty of the outcome of legal proceedings, whether or not the Company believes they have merit, and the ability to address uncertain or unfavorable macroeconomic conditions, including inflation, disruptions in the credit markets and tax matters. For information about these and other factors that could impact the Company’s business and cause actual results to differ materially from forward-looking statements, refer to the Company’s filings with the SEC (including, but not limited to, the information set forth under the captions “Risk Factors” and “Cautionary Statement on Forward-Looking Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 and subsequent filings with the SEC).

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Quantitative and Qualitative Disclosures about Market Risk

There is no material change in the information reported under Part II, Item 7, “Managing Foreign Currency, Interest Rate, Commodity Price and Credit Risk Exposure” contained in our Annual Report on Form 10-K for the year ended December 31, 2025.

COLGATE-PALMOLIVE COMPANY

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chairman of the Board, President and Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2026 (the “Evaluation”). Based upon the Evaluation, the Company’s Chairman of the Board, President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) are effective.

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

Item 1A.    Risk Factors

There have been no material changes from the risk factors disclosed in “Risk Factors” in Part 1, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

The following table shows the stock repurchase activity for the three months in the quarter ended March 31, 2026:

Month	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(3) (in millions)
January 1 through 31, 2026	3,038	$84.52	—	$4,087
February 1 through 28, 2026	975,160	$95.90	691,300	$4,021
March 1 through 31, 2026	2,408,652	$88.02	2,404,356	$3,809
Total	3,386,850	$90.28	3,095,656

(1) Includes share repurchases under the 2025 Program and those associated with certain employee elections under the Company’s compensation and benefit programs.
(2) The difference between the total number of shares purchased and the total number of shares purchased as part of publicly announced plans or programs is 291,194 shares, which represents shares deemed surrendered to the Company to satisfy certain employee elections under the Company’s compensation and benefit programs.
(3) Includes approximate dollar value of shares that were available to be purchased under the publicly announced plans or programs that were in effect as of March 31, 2026.

COLGATE-PALMOLIVE COMPANY

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not Applicable.

Item 5.    Other Information

(c) Trading Plans

No director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, during the three months ended March 31, 2026.

COLGATE-PALMOLIVE COMPANY

Item 6.    Exhibits

Exhibit No.	Description
10-A	Form of Performance Stock Unit Award Agreement for the 2026-2028 Performance Cycle.* **

31-A	Certificate of the Chairman of the Board, President and Chief Executive Officer of Colgate-Palmolive Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.**

31-B	Certificate of the Chief Financial Officer of Colgate-Palmolive Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.**

32
Certificate of the Chairman of the Board, President and Chief Executive Officer and the Chief Financial Officer of Colgate-Palmolive Company pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350.***

101
The following materials from Colgate-Palmolive Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2026, formatted in Inline eXtensible Business Reporting Language (Inline XBRL): (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Cash Flows; (v) the Condensed Consolidated Statements of Changes in Shareholders’ Equity; and (vi) Notes to Condensed Consolidated Financial Statements.

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

COLGATE-PALMOLIVE COMPANY
(Registrant)

Principal Executive Officer:

May 1, 2026	/s/ Noel Wallace
Noel Wallace
Chairman of the Board, President and Chief Executive Officer

Principal Financial Officer:

May 1, 2026	/s/ Stanley J. Sutula III
Stanley J. Sutula III
Chief Financial Officer

Principal Accounting Officer:

May 1, 2026	/s/ Gregory O. Malcolm
Gregory O. Malcolm
Executive Vice President, Controller