Form 10-Q
period 2026-06-30
COLGATE PALMOLIVE CO
filed 2026-07-31
CIK 21665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________
FORM 10-Q
________________________
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding	Date
Common stock, $1.00 par value	797,172,829	June 30, 2026

PART I.    FINANCIAL INFORMATION

COLGATE-PALMOLIVE COMPANY
Condensed Consolidated Statements of Income
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net sales	$5,361	$5,110	$10,686	$10,021
Cost of sales	2,065	2,041	4,164	3,965
Gross profit	3,296	3,069	6,522	6,056
Selling, general and administrative expenses	2,130	1,963	4,206	3,861
Other (income) expense, net	150	26	336	39
Operating profit	1,016	1,080	1,980	2,156
Non-service related postretirement costs	21	23	47	95
Interest expense	62	71	124	137
Interest income	17	21	33	35
Income before income taxes	950	1,007	1,842	1,959
Provision for income taxes	231	234	441	460
Net income including noncontrolling interests	719	773	1,401	1,499
Less: Net income attributable to noncontrolling interests	26	30	62	66
Net income attributable to Colgate-Palmolive Company	$693	$743	$1,339	$1,433

Earnings per common share, basic	$0.87	$0.92	$1.67	$1.77

Earnings per common share, diluted	$0.86	$0.91	$1.67	$1.76

See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Condensed Consolidated Statements of Comprehensive Income
(Dollars in Millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net income including noncontrolling interests	$719	$773	$1,401	$1,499
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	52	200	55	313
Retirement plans and other retiree benefit adjustments	5	5	(1)	10
Gains (losses) on cash flow hedges	(1)	(10)	5	(21)
Total Other comprehensive income (loss), net of tax	56	195	59	302
Total Comprehensive income including noncontrolling interests	775	968	1,460	1,801
Less: Net income attributable to noncontrolling interests	26	30	62	66
Less: Cumulative translation adjustments attributable to noncontrolling interests	1	2	(4)	4
Total Comprehensive income attributable to noncontrolling interests	27	32	58	70
Total Comprehensive income attributable to Colgate-Palmolive Company	$748	$936	$1,402	$1,731
See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Condensed Consolidated Balance Sheets
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

	June 30, 2026	December 31, 2025
Assets
Current Assets
Cash and cash equivalents	$1,370	$1,288
Receivables (net of allowances of $91 and $90, respectively)	1,962	1,675
Inventories	2,181	2,032
Other current assets	795	714
Total current assets	6,308	5,709
Property, plant and equipment:
Cost	11,020	10,856
Less: Accumulated depreciation	(6,381)	(6,196)
Property, plant and equipment, net	4,639	4,660
Goodwill	3,100	3,122
Other intangible assets, net	1,495	1,536
Deferred income taxes	221	205
Other assets	1,027	1,098
Total assets	$16,790	$16,330
Liabilities and Shareholders’ Equity
Current Liabilities
Debt payable within one-year	$34	$1,117
Accounts payable	2,115	2,089
Accrued income taxes	410	383
Other accruals	3,589	3,264
Total current liabilities	6,148	6,853
Long-term debt	7,823	6,871
Deferred income taxes	201	181
Other liabilities	2,052	2,060
Total liabilities	16,224	15,965
Shareholders’ Equity
Common stock, $1 par value (2,000,000,000 shares authorized, 1,465,706,360 shares issued)	1,466	1,466
Additional paid-in capital	4,432	4,322
Retained earnings	27,085	26,595
Accumulated other comprehensive income (loss)	(3,816)	(3,879)
Treasury stock, at cost	(28,931)	(28,450)
Total Colgate-Palmolive Company shareholders’ equity	236	54
Noncontrolling interests	330	311
Total equity	566	365
Total liabilities and equity	$16,790	$16,330
See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Condensed Consolidated Statements of Cash Flows
(Dollars in Millions)
(Unaudited)

	Six Months Ended
	June 30,
	2026	2025
Operating Activities
Net income including noncontrolling interests	$1,401	$1,499
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operations:
Depreciation and amortization	311	299
ERISA litigation matter	—	65
Restructuring and termination benefits, net of cash	232	(13)
Stock-based compensation expense	78	55
Deferred income taxes	(15)	(17)
Cash effects of changes in:
Receivables	(274)	(152)
Inventories	(110)	3
Accounts payable and other working capital	124	(248)
Other non-current assets	47	31
Other non-current liabilities	(52)	(38)
Net cash provided by (used in) operations	1,742	1,484
Investing Activities
Capital expenditures	(266)	(232)
Purchases of marketable securities and investments	(124)	(384)
Proceeds from sale of marketable securities and investments	150	350
Payment for acquisition, net of cash acquired	—	(293)
Other investing activities	(4)	(1)
Net cash provided by (used in) investing activities	(244)	(560)
Financing Activities
Short-term borrowing (repayment) less than 90 days, net	1,053	(30)
Principal payments of debt	(1,086)	(139)
Proceeds from issuance of debt	—	497
Dividends paid	(879)	(880)
Purchases of treasury shares	(597)	(516)
Proceeds from exercise of stock options	138	65
Other financing activities	(43)	136
Net cash provided by (used in) financing activities	(1,414)	(867)
Effect of exchange rate changes on Cash and cash equivalents	(2)	62
Net increase (decrease) in Cash and cash equivalents	82	119
Cash and cash equivalents at beginning of the period	1,288	1,096
Cash and cash equivalents at end of the period	$1,370	$1,215
Supplemental Cash Flow Information
Income taxes paid	$459	$530
Interest paid	$127	$137

See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in Millions)
(Unaudited)

	Three Months Ended June 30, 2026
	Colgate-Palmolive Company Shareholders’ Equity
	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)(1)	Noncontrolling Interests
Balance, March 31, 2026	$1,466	$4,390	$(28,656)	$26,816	$(3,871)	$341
Net income	—	—	—	693	—	26
Other comprehensive income (loss), net of tax	—	—	—	—	55	1
Dividends ($0.53 per share)	—	—	—	(424)	—	(38)
Stock-based compensation expense	—	38	—	—	—	—
Shares issued for stock options	—	5	6	—	—	—
Shares issued for restricted stock units	—	(3)	3	—	—	—
Treasury stock acquired	—	—	(284)	—	—	—
Other	—	2	—	—	—	—
Balance, June 30, 2026	$1,466	$4,432	$(28,931)	$27,085	$(3,816)	$330

	Three Months Ended June 30, 2025
	Colgate-Palmolive Company Shareholders’ Equity
	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)(1)	Noncontrolling Interests
Balance, March 31, 2025	$1,466	$4,202	$(27,602)	$26,413	$(4,116)	$370
Net income	—	—	—	743	—	30
Other comprehensive income (loss), net of tax	—	—	—	—	193	2
Dividends ($0.52 per share)	—	—	—	(421)	—	(53)
Stock-based compensation expense	—	32	—	—	—	—
Shares issued for stock options	—	11	14	—	—	—
Shares issued for restricted stock units	—	(1)	1	—	—	—
Treasury stock acquired	—	—	(232)	—	—	—
Other	—	2	(2)	—	(1)	1
Balance, June 30, 2025	$1,466	$4,246	$(27,821)	$26,735	$(3,924)	$350
(1) Accumulated other comprehensive income (loss) includes cumulative translation losses of $3,292 at June 30, 2026 ($3,378 at June 30, 2025) and $3,343 at March 31, 2026 ($3,575 at March 31, 2025), respectively, and unrecognized retirement plan and other retiree benefits costs of $584 at June 30, 2026 ($595 at June 30, 2025) and $589 at March 31, 2026 ($600 at March 31, 2025), respectively.

COLGATE-PALMOLIVE COMPANY
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in Millions)
(Unaudited)

	Six Months Ended June 30, 2026
	Colgate-Palmolive Company Shareholders’ Equity
	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)(1)	Noncontrolling Interests
Balance, December 31, 2025	$1,466	$4,322	$(28,450)	$26,595	$(3,879)	$311
Net income	—	—	—	1,339	—	62
Other comprehensive income (loss), net of tax	—	—	—	—	63	(4)
Dividends ($1.06 per share)	—	—	—	(849)	—	(39)
Stock-based compensation expense	—	78	—	—	—	—
Shares issued for stock options	—	61	77	—	—	—
Shares issued for restricted stock units	—	(32)	32	—	—	—
Treasury stock acquired	—	—	(590)	—	—	—
Other	—	3	—	—	—	—
Balance, June 30, 2026	$1,466	$4,432	$(28,931)	$27,085	$(3,816)	$330

	Six Months Ended June 30, 2025
	Colgate-Palmolive Company Shareholders’ Equity
	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)(1)	Noncontrolling Interests
Balance, December 31, 2024	$1,466	$4,181	$(27,358)	$26,145	$(4,222)	$332
Net income	—	—	—	1,433	—	66
Other comprehensive income (loss), net of tax	—	—	—	—	298	4
Dividends ($1.04 per share)	—	—	—	(843)	—	(53)
Stock-based compensation expense	—	55	—	—	—	—
Shares issued for stock options	—	29	36	—	—	—
Shares issued for restricted stock units	—	(22)	22	—	—	—
Treasury stock acquired	—	—	(516)	—	—	—
Other	—	3	(5)	—	—	1
Balance, June 30, 2025	$1,466	$4,246	$(27,821)	$26,735	$(3,924)	$350
(1) Accumulated other comprehensive income (loss) includes cumulative translation losses of $3,292 at June 30, 2026 ($3,378 at June 30, 2025) and $3,351 at December 31, 2025 ($3,687 at December 31, 2024), respectively, and unrecognized retirement plan and other retiree benefits costs of $584 at June 30, 2026 ($595 at June 30, 2025) and $583 at December 31, 2025 ($605 at December 31, 2024), respectively.

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

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

4.    Acquisitions

On April 30, 2025, the Company acquired Care TopCo Pty Ltd, the owner of the Prime100 pet food business, for cash consideration of AU $471 ($301). This acquisition provides the Company’s Hill’s Pet Nutrition segment with an entry into the fast-growing fresh pet food category in Australia. The acquisition was financed with a combination of debt and cash and was accounted for as a business combination in accordance with ASC 805.

During the second quarter of 2026, the Company finalized its purchase price allocation and the final purchase price of $301 was allocated to the net assets acquired based on their respective fair values as follows:

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

On April 30, 2026, the Company’s Board approved an expansion of the program to continue to align the Company’s operations to drive future growth and support the Company’s 2030 strategy.

The Strategic Growth and Productivity Program is estimated to result in cumulative pre-tax charges, once all initiatives are approved and implemented, totaling between $350 and $550. These pre-tax charges are currently estimated to be comprised of the following: employee-related costs, including severance and other termination benefits (70% to 80%) and asset-related costs and other charges (20% to 30%), which include accelerated depreciation, asset write-downs, contract termination and other exit costs. It is estimated that approximately 80% to 90% of the charges will result in cash expenditures and substantially all charges resulting from the program will be incurred by December 31, 2028.

It is estimated that the cumulative pre-tax charges, once all projects are approved and implemented, will relate to initiatives undertaken in North America (5% to 10%), Latin America (15% to 20%), Europe, Middle East & Africa (“EMEA”) (25% to 30%), Asia Pacific (10% to 15%), Hill’s Pet Nutrition (10% to 15%) and Corporate (20% to 25%).

For the three and six months ended June 30, 2026, charges resulting from the Strategic Growth and Productivity Program are reflected in the income statement as follows:

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
Gross Profit	$2	$2
Selling, general and administrative expenses	7	13
Other (income) expense, net	120	285
Non-service related postretirement costs	—	5
Total Strategic Growth and Productivity Program, pre-tax	$129	$305

Total Strategic Growth and Productivity Program, after-tax	$104	$242

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
 Notes to Condensed Consolidated Financial Statements
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

Total charges incurred for the Strategic Growth and Productivity Program relate to initiatives undertaken by the following reportable operating segments and Corporate:

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026	Program-to-date Accumulated Charges

North America	5%	10%	10%
Latin America	35%	15%	14%
Europe, Middle East & Africa	20%	25%	25%
Asia Pacific	3%	2%	2%
Hill’s Pet Nutrition	21%	21%	20%
Corporate	16%	27%	29%
Total	100%	100%	100%

Since the inception of the Strategic Growth and Productivity Program, the Company has incurred cumulative pre-tax charges of $318 ($253 after-tax) in connection with the implementation of various projects as follows:

Cumulative Charges as of June 30, 2026

Employee-Related Costs	$282
Asset-Related Costs and Other	36
Total	$318

The following table summarizes the activity for the restructuring accrual:

	Three Months Ended June 30, 2026
	Employee-Related Costs	Asset-Related Costs & Other	Total
Balance at March 31, 2026	$155	$9	$164
Charges	111	18	129
Cash payments	(51)	(6)	(57)
Charges against assets and liabilities	—	(3)	(3)
Foreign exchange	(5)	—	(5)
Balance at June 30, 2026	$210	$18	$228

	Six Months Ended June 30, 2026
	Employee-Related Costs	Asset-Related Costs & Other	Total
Balance at December 31, 2025	$6	$4	$10
Charges	276	29	305
Cash payments	(53)	(11)	(64)
Charges against assets and liabilities	(5)	(4)	(9)
Foreign exchange	(14)	—	(14)
Balance at June 30, 2026	$210	$18	$228

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

Employee-Related Costs primarily include severance and other termination benefits and are calculated based on long-standing benefit practices, written severance policies, local statutory requirements and, in certain cases, voluntary termination arrangements. Employee-Related Costs also include postretirement benefit enhancements of $5 for the six months ended June 30, 2026, which are reflected as Charges against assets and liabilities within Employee-Related Costs in the preceding table as the corresponding balance sheet amounts are reflected as an increase in postretirement liabilities.

6.    Inventories

Inventories by major class were as follows:

	June 30, 2026	December 31, 2025
Raw materials and supplies	$604	$632
Work-in-process	53	46
Finished goods	1,609	1,479
Total Inventories, net	$2,266	$2,157
Non-current inventory, net	$(85)	$(125)
Current Inventories, net	$2,181	$2,032

7.    Earnings Per Share

For the three months ended June 30, 2026 and 2025, earnings per share were as follows:

	Three Months Ended
	June 30, 2026			June 30, 2025
	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share
Basic EPS	$693	799.4	$0.87	$743	810.2	$0.92
Stock options and restricted stock units		2.4			3.1
Diluted EPS	$693	801.8	$0.86	$743	813.3	$0.91

For the three months ended June 30, 2026 and 2025, the average number of stock options and restricted stock units that were anti-dilutive and not included in diluted earnings per share calculations were 1,379,240 and 961,806, respectively.
For the six months ended June 30, 2026 and 2025, earnings per share were as follows:

	Six Months Ended
	June 30, 2026			June 30, 2025
	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share
Basic EPS	$1,339	800.8	$1.67	$1,433	811.2	$1.77
Stock options and restricted stock units		2.6			3.0
Diluted EPS	$1,339	803.4	$1.67	$1,433	814.2	$1.76

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

For the six months ended June 30, 2026 and 2025, the average number of stock options and restricted stock units that were anti-dilutive and not included in diluted earnings per share calculations were 1,343,847 and 957,164, respectively.
Basic and diluted earnings per share are computed independently for each quarter and any year-to-date period presented. As a result of changes in the number of shares outstanding during the year and rounding, the sum of the quarters’ earnings per share may not necessarily equal the earnings per share for any year-to-date period.

8.    Other Comprehensive Income (Loss)

Additions to and reclassifications out of Accumulated other comprehensive income (loss) attributable to the Company for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cumulative translation adjustments:
Cumulative translation adjustments, pre-tax	$57	$136	$91	$211
Tax amounts	(6)	62	(32)	98
Cumulative translation adjustments, net of tax	51	198	59	309
Pension and other benefits:
Net actuarial gain (loss), prior service costs and settlements during the period	—	—	(14)	1
Amortization of net actuarial loss (gain), transition and prior service costs(1)	6	7	13	13
Retirement Plan and other retiree benefit adjustments, pre-tax	6	7	(1)	14
Tax amounts	(1)	(2)	—	(4)
Retirement Plan and other retiree benefit adjustments, net of tax	5	5	(1)	10
Cash flow hedges:
Gains (losses) on cash flow hedges, pre-tax	(1)	(13)	10	(27)
Tax amounts	—	3	(5)	6
Gains (losses) on cash flow hedges, net of tax	(1)	(10)	5	(21)
Total Other comprehensive income (loss), net of tax	$55	$193	$63	$298
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

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

9.    Retirement Plans and Other Retiree Benefits

Components of Net periodic benefit cost for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,
	Pension Benefits				Other Retiree Benefits
	United States		International
	2026	2025	2026	2025	2026	2025
Service cost	$—	$—	$4	$5	$1	$1
Interest cost	22	23	9	8	9	9
Expected return on plan assets	(19)	(18)	(6)	(6)	—	—
Amortization of actuarial loss (gain)	8	9	1	1	(3)	(3)
Net periodic benefit cost	$11	$14	$8	$8	$7	$7

	Six Months Ended June 30,
	Pension Benefits				Other Retiree Benefits
	United States		International
	2026	2025	2026	2025	2026	2025
Service cost	$—	$—	$9	$9	$3	$3
Interest cost	44	47	18	16	18	18
Expected return on plan assets	(38)	(37)	(13)	(12)	—	—
Amortization of actuarial loss (gain)	17	18	3	2	(7)	(7)
Net periodic benefit cost	$23	$28	$17	$15	$14	$14
Other postretirement charges	—	—	—	—	5	—
ERISA litigation matter(1)	—	50	—	—	—	—
Total pension cost	$23	$78	$17	$15	$19	$14
(1) Refer to Note 10, Contingencies for information regarding the ERISA litigation matter.

Other postretirement charges for the six months ended June 30, 2026 included other charges of $5 incurred pursuant to the Strategic Growth and Productivity Program.

The U.S. pension plans require immaterial cash contributions by the Company in 2026. Refer to Note 10, Contingencies for additional information.

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

Following adverse administrative decisions, the Company filed five cases in the Lower Federal Courts in the City of São Paulo (the “Lower Federal Court”) in October 2015, March 2017, October 2018, June 2019 and September 2020. Of those five cases, currently one case is pending in the Lower Federal Court and four cases have been appealed to the Federal Court of Appeals. Of the four cases pending in the Federal Court of Appeals, one case was appealed by the Brazilian federal government following a ruling in favor of the Company in the Lower Federal Court and three were appealed by the Company following rulings against the Company in the Lower Federal Court. In December 2025, in one of these three cases, the Federal Court of Appeals ruled against the Company with respect to the deductibility of the corporate income tax for the years 1999 through 2001. The amount at issue in this case, with interest and any court-mandated fees, at the current exchange rate, is approximately $19. The Company filed a motion for clarification with the Federal Court of Appeals, which was denied in April 2026. In May 2026, the Company filed further appeals. Although there can be no assurances, management believes, based on the opinion of its Brazilian legal counsel, that it has strong legal grounds to contest these matters, and it is more likely than not that the Company will ultimately prevail. The Company is challenging these matters vigorously.

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

As of June 30, 2026, there were 525 individual cases pending against the Company in state and federal courts throughout the United States, as compared to 484 cases as of March 31, 2026 and 453 cases as of December 31, 2025. During the three months ended June 30, 2026, 84 new cases were filed and 43 cases were resolved by voluntary dismissal or settlement. During the six months ended June 30, 2026, 158 new cases were filed and 86 cases were resolved by voluntary dismissal, settlement or dismissal by the court. The value of the settlements in the periods presented was not material, either individually or in the aggregate, to such period’s results of operations.

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

As of June 30, 2026, a portion of the Company’s costs incurred in defending and resolving these claims has been, and the Company believes will continue to be, covered by insurance policies issued by several primary, excess and umbrella insurance carriers, subject to exhaustion, deductibles, exclusions, retentions, policy limits and insurance carrier insolvencies.

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

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

Following adverse decisions by the District Court and the United States Court of Appeals for the Second Circuit, the Company recorded charges to earnings of $267 in the quarter ended March 31, 2023 and $65 in the quarter ended March 31, 2025 to reflect the then current estimated increase in pension plan liability and other related costs. In the quarter ended September 30, 2025, the parties entered into a settlement agreement to fully resolve the litigation for $332, inclusive of attorneys’ fees and costs. In January 2026, the District Court granted final approval of the settlement. In February 2026, the District Court granted plaintiffs’ request to allocate $99 of the settlement amount to plaintiffs’ attorneys’ fees and costs. These attorneys’ fees and costs have been paid by the Company, while the remainder of the settlement amount is funded by the Plan. The litigation resulted in an increase in the obligations of the Retirement Plan and, based on the current funded status of the Retirement Plan, required immaterial cash contributions by the Company in 2025 and requires additional immaterial cash contributions by the Company in 2026.

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

Corporate Operating profit (loss) for the three months ended June 30, 2026 included charges resulting from the Strategic Growth and Productivity Program of $129. Corporate Operating profit (loss) for the three months ended June 30, 2025 included acquisition-related costs of $9.

Corporate Operating profit (loss) for the six months ended June 30, 2026 included charges resulting from the Strategic Growth and Productivity Program of $300. Corporate Operating profit (loss) for the six months ended June 30, 2025 included charges resulting from the ERISA litigation matter of $15 and acquisition-related costs of $9.

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

The Company’s Net sales, significant segment expenses and operating profit by reportable segment were:

	Three Months Ended June 30, 2026
	Net sales	Cost of Sales	Selling, general and administrative expenses	Other (income) expense, net (1)	Operating Profit
Reportable Segments
Oral, Personal and Home Care
North America	$891	$340	$362	$(3)	$192
Latin America	1,372	583	377	(6)	418
Europe, Middle East & Africa	1,121	405	438	15	263
Asia Pacific	782	291	292	(10)	209
Total Oral, Personal and Home Care	4,166				1,082
Hill's Pet Nutrition	1,195	448	476	2	269
Reconciliation with Total Company Operating Profit
Corporate					(335)
Total	$5,361				$1,016
Note: Table may not sum due to rounding.
(1) Other (income) expense, net primarily includes amortization of intangible assets and equity income.

	Six Months Ended June 30, 2026
	Net sales	Cost of Sales	Selling, general and administrative expenses	Other (income) expense, net (1)	Operating Profit
Reportable Segments
Oral, Personal and Home Care
North America	$1,779	$730	$720	$(4)	$333
Latin America	2,685	1,137	734	(5)	819
Europe, Middle East & Africa	2,247	812	876	29	529
Asia Pacific	1,586	586	581	(12)	431
Total Oral, Personal and Home Care	8,297				2,112
Hill's Pet Nutrition	2,389	903	932	5	549
Reconciliation with Total Company Operating Profit
Corporate					(681)
Total	$10,686				$1,980
Note: Table may not sum due to rounding.
(1) Other (income) expense, net primarily includes amortization of intangible assets and equity income.

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

	Three Months Ended June 30, 2025
	Net sales	Cost of Sales	Selling, general and administrative expenses	Other (income) expense, net (1)	Operating Profit
Reportable Segments
Oral, Personal and Home Care
North America	$919	$380	$349	$3	$187
Latin America	1,207	527	318	(6)	367
Europe, Middle East & Africa	1,083	395	428	19	241
Asia Pacific	746	284	265	(6)	202
Total Oral, Personal and Home Care	3,954				997
Hill's Pet Nutrition	1,157	462	430	—	264
Reconciliation with Total Company Operating Profit
Corporate					(181)
Total	$5,110				$1,080
Note: Table may not sum due to rounding.
(1) Other (income) expense, net primarily includes amortization of intangible assets and equity income.

	Six Months Ended June 30, 2025
	Net sales	Cost of Sales	Selling, general and administrative expenses	Other (income) expense, net (1)	Operating Profit
Reportable Segments
Oral, Personal and Home Care
North America	$1,823	$737	$700	$3	$384
Latin America	2,350	1,014	633	(13)	715
Europe, Middle East & Africa	2,089	762	827	38	463
Asia Pacific	1,484	559	529	(11)	407
Total Oral, Personal and Home Care	7,746				1,968
Hill's Pet Nutrition	2,275	899	852	1	523
Reconciliation with Total Company Operating Profit
Corporate					(334)
Total	$10,021				$2,156
Note: Table may not sum due to rounding.
(1) Other (income) expense, net primarily includes amortization of intangible assets and equity income.

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

The Company’s Net sales of Oral, Personal and Home Care and Pet Nutrition products accounted for the following percentages of the Company’s Net sales:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net sales
Oral Care	44%	43%	44%	44%
Personal Care	18%	18%	17%	17%
Home Care	16%	16%	17%	16%
Pet Nutrition	22%	23%	22%	23%
Total Net sales	100%	100%	100%	100%

Capital expenditures and depreciation and amortization expense by segment were:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Capital expenditures
Oral, Personal and Home Care
North America	$18	$13	$32	$29
Latin America	38	21	77	50
Europe, Middle East & Africa	16	15	26	25
Asia Pacific	18	19	32	32
Total Oral, Personal and Home Care	90	68	167	136
Hill's Pet Nutrition	15	22	37	43
Corporate	23	18	62	53
Total Capital expenditures	$128	$108	$266	$232

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Depreciation and amortization
Oral, Personal and Home Care
North America	$20	$19	$39	$38
Latin America	30	27	59	51
Europe, Middle East & Africa	26	30	53	58
Asia Pacific	21	19	42	40
Total Oral, Personal and Home Care	97	95	193	187
Hill's Pet Nutrition	32	31	67	63
Corporate	26	25	51	49
Total Depreciation and amortization	$155	$151	$311	$299

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

The Company is exposed to market risk from foreign currency exchange rates, interest rates and commodity price fluctuations. Volatility relating to these exposures is managed on a global basis by utilizing a number of techniques, including working capital management, sourcing strategies, selling price increases, selective borrowings in local currencies and entering into selective derivative instrument transactions, issued with standard features, in accordance with the Company’s treasury and risk management policies, which prohibit the use of derivatives for speculative purposes and leveraged derivatives for any purpose. The Company’s policy is generally to enter into derivative instrument contracts with terms that match the underlying exposure being hedged.

The Company’s derivative instruments include foreign currency contracts and commodity contracts, which are either designated as cash flow, fair value, or net investment hedges, or are not designated as accounting hedges (“economic hedges”). The Company utilizes foreign currency contracts, including forward and swap contracts, local currency deposits and local currency borrowings to hedge portions of its forecasted foreign currency purchases, assets and liabilities arising in the normal course of business and the net investment in certain foreign subsidiaries. These contracts are valued using observable market rates (Level 2 valuation). Commodity futures contracts are utilized to hedge the purchases of raw materials used in production. These contracts are measured using quoted commodity exchange prices (Level 1 valuation). The duration of foreign currency and commodity contracts does not exceed 12 months.

The following table summarizes the fair value of the Company’s derivative instruments and other financial instruments which are carried at fair value in the Company’s Condensed Consolidated Balance Sheets at June 30, 2026 and December 31, 2025:

	Assets			Liabilities
	Account	Fair Value		Account	Fair Value
Derivative instruments		June 30, 2026	December 31, 2025		June 30, 2026	December 31, 2025
Foreign currency contracts(1)	Other current assets	$27	$18	Other accruals	$32	$22
Commodity contracts	Other current assets	—	—	Other accruals	1	—
		$27	$18		$33	$22

Other financial instruments
Marketable securities	Other current assets	$83	$107
(1) As of June 30, 2026, the fair value of economic hedges was $5 and $10, which was included within Other current assets and Other accruals, respectively.
As of December 31, 2025, the fair value of economic hedges was $10 and $4, which was included within Other current assets and Other accruals, respectively.

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

The carrying amount of cash, cash equivalents, marketable securities and accounts receivable approximated fair value as of June 30, 2026 and December 31, 2025. The estimated fair value of the Company’s total debt as of June 30, 2026 and December 31, 2025 was $7,371 and $7,518, respectively, and the related carrying value was $7,857 and $7,988, respectively. The estimated fair value of long-term debt was derived principally from quoted prices on the Company’s outstanding fixed-term notes (Level 2 valuation).

The following table presents the notional values of the financial instruments used in our hedge activities:

	June 30, 2026	December 31, 2025
Foreign Currency Contracts	$3,751	$3,535
Foreign Currency Debt	4,305	3,942
Commodity Contracts	16	16

The following table presents the location and amount of gain (loss) on fair value hedges and economic hedges recognized in the Company’s Condensed Consolidated Statements of Income for three and six months ended June 30, 2026 and 2025.

		Gain (Loss) Recognized in Income
	Location of Gain (Loss) Recognized in Income	Three Months Ended June 30,		Six Months Ended June 30,
		2026	2025	2026	2025
Derivative instruments:
Foreign currency contracts(1)	Selling, general and administrative expenses	$(32)	$84	$(73)	$129
(1) For the three and six months ended June 30, 2026, the amount of gain(loss) on economic hedges was ($11) and ($50), respectively.
For the three and six months ended June 30, 2025, the amount of gain(loss) on economic hedges was $54 and $79, respectively.

The amount of gain (loss) recognized in income and Accumulated other comprehensive income (AOCI) associated with cash flow hedges did not have a material impact on the Company’s Condensed Consolidated Financial Statements during the three and six months ended June 30, 2026 and 2025.

The following table presents the amount of gain (loss) on net investment hedges recognized in the Company’s AOCI for the three and six months ended June 30, 2026 and 2025:

	Gain (Loss) Recognized in AOCI
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Hedging instruments:
Foreign currency contracts	$(8)	$(22)	$(7)	$(29)
Foreign currency debt	33	(348)	142	(515)
Total gain (loss) on net investment hedges	$25	$(370)	$135	$(544)

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

13. Supplier Finance Program

The Company has agreements to provide supplier finance programs which facilitate participating suppliers’ ability to finance payment obligations of the Company with designated third-party financial institutions. Participating suppliers may, at their sole discretion, elect to finance one or more payment obligations of the Company prior to their scheduled due dates at a discounted price to participating financial institutions. The Company’s obligations to its suppliers, including amounts due and scheduled payment dates, are not impacted by suppliers’ decisions to finance amounts under these arrangements. The outstanding payment obligations under the Company’s supplier finance programs are included in Accounts payable in the Condensed Consolidated Balance Sheets and were $209 and $177 as of June 30, 2026 and December 31, 2025, respectively.

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

14. Income Taxes

The effective income tax rate was 24.3% and 23.2% for the second quarter of 2026 and 2025, respectively. The quarterly provision for income taxes is determined based on the Company’s estimated full year effective income tax rate adjusted by the amount of tax attributable to infrequent or unusual items that are separately recognized on a discrete basis in the income tax provision in the quarter in which they occur. The Company’s current estimate of its full year effective income tax rate before discrete period items is 23.6% compared to 23.5% in 2025.

On July 4, 2025, U.S. tax legislation was signed into law (the “OBBBA”) which made permanent many of the tax provisions enacted in 2017 as part of the Tax Cuts and Jobs Act that were set to expire at the end of 2025. In addition, the OBBBA made changes to certain U.S. corporate tax provisions, many of which were effective beginning January 1, 2026. The OBBBA did not have a material effect on the Company’s Consolidated Financial Statements for the six months ended June 30, 2026.
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

Based on current legislation and available guidance, apart from the significant additional time and resources required to comply, Pillar II did not have a material impact to the Company’s Consolidated Financial Statements for the six months ended June 30, 2026 and the Company does not believe it will have a material impact going forward.

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

As part of the Strategic Growth and Productivity Program, to further optimize and leverage the operating scale and drive growth within the Europe and Africa/Eurasia regions, we realigned our reportable operating segments effective for the quarter ended March 31, 2026. As a result, we combined the results of our Europe and Africa/Eurasia (excluding Russia and Belarus) reportable operating segments and our skin health business (previously within the North America reportable operating segment) into a new EMEA reportable operating segment. In conjunction with this realignment, Russia and Belarus, which were previously reported within the Africa/Eurasia reportable operating segment, are reported within the Asia Pacific reportable operating segment. This reportable operating segment realignment did not impact our historical consolidated results of operations, financial position or cash flows. We have recast our historical geographic segment information to conform to the new reporting structure.

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

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Global Trade Relations

Major developments in trade relations, including the imposition of new or increased tariffs by the United States and/or other countries, have contributed to and are expected to continue to contribute to inflationary pressures, geopolitical tensions and macroeconomic and market volatility. These developments have also impacted and may continue to impact consumer sentiment, consumption, discretionary spending and/or purchasing patterns. In addition, they have impacted and may continue to impact the cost and/or availability of raw and packaging materials and the price of our products. While we have made and will continue to make efforts to mitigate the impact of these and any additional tariffs imposed by the United States and/or other countries or shifts in trade agreements, including the United States-Mexico-Canada Agreement, they or our mitigating actions could have a material effect on our business, results of operations, cash flows and financial condition. For additional information, see “Outlook” below.

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

The Conflict in the Middle East

The conflict in the Middle East, including between the United States and Iran, has had and may continue to have macroeconomic impacts, such as heightened inflationary pressures and increased capital markets and foreign exchange volatility. It did not have a material impact on our Consolidated Financial Statements for the quarter ended June 30, 2026. The conflict has negatively impacted and may in the future negatively impact, among other things, supply chain and logistics, the availability and price of raw and packaging materials and commodities (particularly oil, resin and agricultural products), consumer sentiment and consumption and category growth rates. The full impact of the conflict on our business may not be fully realized for some time due to, among other things, our mitigation efforts, contingency plans and procurement processes.

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

Additionally, on July 31, 2025, our Board of Directors (the “Board”) approved a three-year productivity program to drive future growth and support our 2030 strategy (the “Strategic Growth and Productivity Program”). The program includes initiatives to better align our organizational structure to support our strategic initiatives, optimize our global supply chain to drive agility and efficiencies and simplify and streamline our organizational structure to reduce overhead costs. On April 30, 2026, our Board approved an expansion of the program to continue to align our operations to drive future growth and support our 2030 strategy. The Strategic Growth and Productivity Program is estimated to result in cumulative pre-tax charges, once all initiatives are approved and implemented, totaling between $350 and $550. It is estimated that substantially all charges will be incurred by December 31, 2028. Annualized pre-tax savings are projected to be in the range of $200 to $300, once all projects are approved and implemented. For more information regarding the Strategic Growth and Productivity Program, see “Restructuring and Related Implementation Charges” below.

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

We believe strong free cash flow performance is key to enabling us to invest for future growth and superior total shareholder return. We achieve this through increasing net income, optimizing working capital and through high return capital expenditures focused on growth and profitability.

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

Significant Items Impacting Comparability

The Strategic Growth and Productivity Program, which was approved by the Board on July 31, 2025 and subsequently expanded on April 30, 2026, is intended to align our operations to drive future growth and support our 2030 strategy. In the six months ended June 30, 2026, we incurred pre-tax costs of $305 (after-tax costs of $242) resulting from the Strategic Growth and Productivity Program. Refer to “Restructuring and Related Implementation Charges” below and Note 5, Restructuring and Related Implementation Charges to the Condensed Consolidated Financial Statements for additional information.

On April 30, 2025, we acquired Care TopCo Pty Ltd, the owner of the Prime100 pet food business, for cash consideration of AU $471 ($301). This acquisition provides our Hill’s Pet Nutrition segment with an entry into the fast-growing fresh pet food category in Australia. Refer to Note 4, Acquisitions to the Condensed Consolidated Financial Statements for additional information.

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

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Outlook

Looking forward, we expect global macroeconomic, geopolitical and market conditions to remain challenging, including as a result of the conflict in the Middle East and developments in trade relations (such as the imposition of new or increased tariffs and the ongoing implementation and renegotiation of the United States-Mexico-Canada Agreement). We expect these conditions to impact, or to continue to impact, among other things, supply chain and logistics, the availability and price of raw and packaging materials and commodities (particularly oil, resin and agricultural products), consumer sentiment and purchasing patterns, consumption and category growth rates. We also expect these conditions to continue to contribute to inflationary pressures and macroeconomic and market volatility. We continue to follow these situations closely, to take actions in an effort to mitigate their negative impacts and to evaluate their impact on our business, results of operations, cash flows and financial condition.

In this uncertain and challenging macroeconomic and geopolitical environment, we anticipate consumers may forgo purchasing certain of our products or switch to “private label” or to our lower-priced product offerings. Although we continue to devote significant resources to support our brands and market our products at multiple price points, demand for and sales volumes of our categories and/or our products may decline or shift from higher margin to lower margin product offerings. We expect the softness across our categories to continue through the second half of 2026.

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

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Looking forward, we believe our 2030 business strategy and the Strategic Growth and Productivity Program will help ensure that we have the right capabilities and support to achieve our goals in the near term and to deliver consistent, compounded earnings per share growth over the long term. We believe our 2030 strategic priorities of leveraging the global reach and penetration of our brands; building the incremental benefit of superior, science-based innovation supported by an agile and resilient supply chain; harnessing the power of best-in-class omni-channel demand generation; leading in capabilities such as data, analytics and AI; and evolving our high-impact, inclusive culture are the keys to accelerating growth going forward. Our commitment to these priorities, the strength of our brands, our resilient global supply chain, the breadth of our global footprint and a commitment to profitability and driving efficiency in cash generation should position us well to manage through the challenges we face and increase shareholder value over time.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Results of Operations
Three Months

Worldwide Net sales were $5,361 in the second quarter of 2026, up 4.9% from the second quarter of 2025, due to volume growth of 0.9%, net selling price increases of 1.6% and positive foreign exchange of 2.4%. The Prime100 acquisition contributed 0.1% to volume. Organic sales (Net sales excluding the impact of foreign exchange, acquisitions and divestments), a non-GAAP financial measure, increased 2.4% in the second quarter of 2026. A reconciliation of net sales growth to organic sales growth is provided under “Non-GAAP Financial Measures” below.

Net sales in the Oral, Personal and Home Care product segment were $4,166 in the second quarter of 2026, up 5.4% from the second quarter of 2025, due to volume growth of 1.5%, net selling price increases of 0.9% and positive foreign exchange of 2.9%. Organic sales in the Oral, Personal and Home Care product segment increased 2.4% in the second quarter of 2026.

The increase in organic sales in the second quarter of 2026 versus the second quarter of 2025 was primarily due to an increase in Oral Care organic sales. The increase in Oral Care was primarily due to organic sales growth in the toothpaste and manual toothbrush categories.

The Company’s share of the global toothpaste market was 41.3% on a year-to-date basis, up 0.2 share points from the year ago period, and its share of the global manual toothbrush market was 32.7% on a year-to-date basis, up 0.6 share points from the year ago period. Year-to-date market shares in toothpaste were up in EMEA and down in North America, Latin America and Asia Pacific versus the comparable 2025 period. In the manual toothbrush category, year-to-date market shares were up in North America, EMEA and Asia Pacific and down in Latin America versus the comparable 2025 period. For additional information regarding market shares, see “Market Share Information” below.

Net sales in the Hill’s Pet Nutrition segment were $1,195 in the second quarter of 2026, up 3.4% from the second quarter of 2025, due to net selling price increases of 3.9% and positive foreign exchange of 0.6%, partially offset by volume declines of 1.2%. The Prime100 acquisition contributed 0.6% to volume. Organic sales in the Hill’s Pet Nutrition segment increased 2.1% in the second quarter of 2026, including a negative impact from lower private label pet food sales (200 bps).

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Gross Profit/Margin

Worldwide Gross profit increased to $3,296 in the second quarter of 2026 compared to $3,069 in the second quarter of 2025. Worldwide Gross profit in the second quarter of 2026 included charges resulting from the Strategic Growth and Productivity Program. Excluding these charges, Worldwide Gross profit increased to $3,297 in the second quarter of 2026 compared to $3,069 in the second quarter of 2025, reflecting an increase of $152 from higher Net sales and $76 from higher Gross profit margin.

Worldwide Gross profit margin increased to 61.5% in the second quarter of 2026 from 60.1% in the second quarter of 2025. This increase in Gross profit margin was due to cost savings from the Company’s funding-the-growth initiatives (280 bps), higher pricing (60 bps) and favorable mix (20 bps), partially offset by higher raw and packaging material costs (220 bps), which include the impacts of tariffs and tariff refunds.

	Three Months Ended June 30,
	2026	2025
Gross profit, GAAP	$3,296	$3,069
Strategic Growth and Productivity Program	2	—
Gross profit, non-GAAP	$3,297	$3,069
Note: Table may not sum due to rounding.

	Three Months Ended June 30,
	2026	2025	Basis Point Change
Gross profit margin	61.5%	60.1%	140

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 9% to $2,130 in the second quarter of 2026 compared to $1,963 in the second quarter of 2025. Selling, general and administrative expenses in the second quarter of 2026 included charges resulting from the Strategic Growth and Productivity Program. Excluding these charges, Selling, general and administrative expenses increased 8% to $2,122 in the second quarter of 2026 compared to $1,963 in the second quarter of 2025, reflecting increased advertising investment of $99 and higher overhead expenses of $60.

Selling, general and administrative expenses as a percentage of Net sales increased by 130 bps to 39.7% in the second quarter of 2026 as compared to 38.4% in the second quarter of 2025. Excluding the charges resulting from the Strategic Growth and Productivity Program in the second quarter of 2026, Selling, general and administrative expenses as a percentage of Net sales increased by 120 bps to 39.6% in the second quarter of 2026 compared to 38.4% in the second quarter of 2025 due to increased advertising investment as a percentage of Net sales. In the second quarter of 2026, advertising investment increased as a percentage of Net sales to 14.5% from 13.3% in the second quarter of 2025, or 15% in absolute terms, to $777 as compared to $678 in the second quarter of 2025.

	Three Months Ended June 30,
	2026	2025
Selling, general and administrative expenses, GAAP	$2,130	$1,963
Strategic Growth and Productivity Program	(7)	—
Selling, general and administrative expenses, non-GAAP	$2,122	$1,963
Note: Table may not sum due to rounding.

	Three Months Ended June 30,
	2026	2025	Basis Point Change
Selling, general and administrative expenses as a percentage of Net sales, GAAP	39.7%	38.4%	130
Strategic Growth and Productivity Program	(0.1)%	—%
Selling, general and administrative expenses as a percentage of Net sales, non-GAAP	39.6%	38.4%	120
Other (Income) Expense, Net
Other (income) expense, net was $150 and $26 in the second quarter of 2026 and 2025, respectively. Other (income) expense, net in the second quarter of 2026 included charges resulting from the Strategic Growth and Productivity Program. Other (income) expense, net in the second quarter of 2025 included acquisition-related costs. Excluding these items in both periods, as applicable, Other (income) expense, net was $30 and $17 in the second quarter of 2026 and 2025, respectively.

	Three Months Ended June 30,
	2026	2025
Other (income) expense, net, GAAP	$150	$26
Strategic Growth and Productivity Program	(120)	—
Acquisition-related costs	—	(9)
Other (income) expense, net, non-GAAP	$30	$17

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Operating Profit

Operating profit decreased 6% to $1,016 in the second quarter of 2026 from $1,080 in the second quarter of 2025. Operating profit in the second quarter of 2026 included charges resulting from the Strategic Growth and Productivity Program. Operating profit in the second quarter of 2025 included acquisition-related costs. Excluding these items in both periods, as applicable, Operating profit increased 5% to $1,145 in the second quarter of 2026 from $1,089 in the second quarter of 2025.

Operating profit margin was 19.0% in the second quarter of 2026, a decrease of 210 bps compared to 21.1% in the second quarter of 2025. Excluding the items described above in both periods, as applicable, Operating profit margin was 21.4% in the second quarter of 2026, an increase of 10 bps compared to 21.3% in the second quarter of 2025. This increase in Operating profit margin was due to an increase in Gross profit (140 bps), partially offset by an increase in Selling, general and administrative expenses (120 bps) and an increase in Other (income) expense, net (10 bps), all as a percentage of Net sales.

	Three Months Ended June 30,
	2026	2025	% Change
Operating profit, GAAP	$1,016	$1,080	(6)%
Strategic Growth and Productivity Program	129	—
Acquisition-related costs	—	9
Operating profit, non-GAAP	$1,145	$1,089	5%

	Three Months Ended June 30,
	2026	2025	Basis Point Change
Operating profit margin, GAAP	19.0%	21.1%	(210)
Strategic Growth and Productivity Program	2.4%	—%
Acquisition-related costs	—%	0.2%
Operating profit margin, non-GAAP	21.4%	21.3%	10

Non-Service Related Postretirement Costs

Non-service related postretirement costs were $21 and $23 in the second quarter of 2026 and 2025, respectively.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Net Income Attributable to Colgate-Palmolive Company and Earnings Per Share

Net income attributable to Colgate-Palmolive Company in the second quarter of 2026 decreased to $693 from $743 in the second quarter of 2025 and Earnings per common share on a diluted basis decreased to $0.86 per share in the second quarter of 2026 from $0.91 in the second quarter of 2025. Net income attributable to Colgate-Palmolive Company in the second quarter of 2026 included charges resulting from the Strategic Growth and Productivity Program. Net income attributable to Colgate-Palmolive Company in the second quarter of 2025 included acquisition-related costs.

Excluding the items described above in both periods, as applicable, Net income attributable to Colgate-Palmolive Company in the second quarter of 2026 increased 6% to $797 from $750 in the second quarter of 2025 and Earnings per common share on a diluted basis increased 8% to $0.99 in the second quarter of 2026 from $0.92 in the second quarter of 2025.

	Three Months Ended June 30, 2026
	Income Before Income Taxes	Provision For Income Taxes(1)	Net Income Including Noncontrolling Interests	Less: Income Attributable to Noncontrolling Interests	Net Income Attributable To Colgate-Palmolive Company	Diluted Earnings Per Share(2)
As Reported GAAP	$950	$231	$719	$26	$693	$0.86
Strategic Growth and Productivity Program	129	24	105	1	104	0.13
Non-GAAP	$1,079	$255	$824	$27	$797	$0.99

	Three Months Ended June 30, 2025
	Income Before Income Taxes	Provision For Income Taxes(1)	Net Income Including Noncontrolling Interests	Less: Income Attributable to Noncontrolling Interests	Net Income Attributable To Colgate-Palmolive Company	Diluted Earnings Per Share(2)
As Reported GAAP	$1,007	$234	$773	$30	$743	$0.91
Acquisition-related costs	9	2	7	—	7	0.01
Non-GAAP	$1,016	$236	$780	$30	$750	$0.92
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
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Net Sales and Operating Profit by Segment

Oral, Personal and Home Care

North America

	Three Months Ended June 30,
	2026	2025	Change
Net sales	$891	$919	(3.0)%
Operating profit	$192	$187	3%
% of Net sales	21.6%	20.4%	120	bps
Net sales in North America decreased 3.0% in the second quarter of 2026 to $891, driven by volume declines of 3.9%, partially offset by net selling price increases of 0.9%. Foreign exchange was flat. Organic sales in North America decreased 3.0% in the second quarter of 2026. The organic sales decline was driven by the United States.

The decrease in organic sales in North America in the second quarter of 2026 versus the second quarter of 2025 was primarily due to decreases in Oral Care and Personal Care organic sales. The decrease in Oral Care was primarily due to an organic sales decline in the toothpaste category. The decrease in Personal Care was primarily due to organic sales declines in the bar soap and body wash categories.

Operating profit in North America increased 3% in the second quarter of 2026 to $192, or 120 bps to 21.6% as a percentage of Net sales. This increase in Operating profit as a percentage of Net sales was primarily due to an increase in Gross profit (320 bps) and a decrease in Other (income) expense, net (60 bps), partially offset by an increase in Selling, general and administrative expenses (260 bps), all as a percentage of Net sales. This increase in Gross profit was due to cost savings from the Company’s funding-the-growth initiatives (320 bps) and higher pricing, partially offset by higher raw and packaging material costs (70 bps), which include the impacts of tariffs and tariff refunds. This increase in Selling, general and administrative expenses was due to increased advertising investment (200 bps) and higher overhead expenses (60 bps).

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Latin America

	Three Months Ended June 30,
	2026	2025	Change
Net sales	$1,372	$1,207	13.7%
Operating profit	$418	$367	14%
% of Net sales	30.4%	30.4%	—
Net sales in Latin America increased 13.7% in the second quarter of 2026 to $1,372, driven by volume growth of 2.6%, net selling price increases of 2.8% and positive foreign exchange of 8.4%. Organic sales in Latin America increased 5.3% in the second quarter of 2026. Organic sales growth was led by Mexico, Brazil and Argentina.

The increase in organic sales in Latin America in the second quarter of 2026 versus the second quarter of 2025 was due to increases in Oral Care, Home Care and Personal Care organic sales. The increase in Oral Care was primarily due to organic sales growth in the toothpaste and manual toothbrush categories. The increase in Home Care was primarily due to organic sales growth in the surface cleaner and hand dish categories. The increase in Personal Care was primarily due to organic sales growth in the shampoo category.

Operating profit in Latin America increased 14% in the second quarter of 2026 to $418, or flat at 30.4% as a percentage of Net sales. This performance in Operating profit as a percentage of Net sales was due to an increase in Gross profit (120 bps), offset by an increase in Selling, general and administrative expenses (120 bps), both as a percentage of Net sales. This increase in Gross profit was due to cost savings from the Company’s funding-the-growth initiatives (260 bps), higher pricing and favorable mix (10 bps), partially offset by significantly higher raw and packaging material costs (260 bps). This increase in Selling, general and administrative expenses was primarily due to increased advertising investment (130 bps).

Europe, Middle East & Africa

	Three Months Ended June 30,
	2026	2025	Change
Net sales	$1,121	$1,083	3.5%
Operating profit	$263	$241	9%
% of Net sales	23.4%	22.2%	120	bps

Net sales in EMEA increased 3.5% in the second quarter of 2026 to $1,121, driven by volume growth of 3.2% and positive foreign exchange of 1.6%, partially offset by net selling price decreases of 1.2%. Organic sales in EMEA increased 2.0% in the second quarter of 2026. Organic sales growth was led by Türkiye, Germany, United Kingdom and Italy, partially offset by organic sales declines in the skin health business and the Middle East region.

The increase in organic sales in EMEA in the second quarter of 2026 versus the second quarter of 2025 was primarily due to an increase in Oral Care organic sales, partially offset by declines in Home Care and Personal Care organic sales. The increase in Oral Care was primarily due to organic sales growth in the toothpaste and manual toothbrush categories.

Operating profit in EMEA increased 9% in the second quarter of 2026 to $263, or 120 bps to 23.4% as a percentage of Net sales. This increase in Operating profit as a percentage of Net sales was primarily due to an increase in Gross profit (40 bps), a decrease in Other (income) expense, net (50 bps) and a decrease in Selling, general and administrative expenses (40 bps), all as a percentage of Net sales. This increase in Gross profit was due to cost savings from the Company’s funding-the-growth initiatives (240 bps) and favorable mix (10 bps), partially offset by higher raw and packaging material costs (170 bps) and lower pricing. This decrease in Selling, general and administrative expenses was due to lower overhead expenses (60 bps), partially offset by increased advertising investment (30 bps).

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Asia Pacific

	Three Months Ended June 30,
	2026	2025	Change
Net sales	$782	$746	4.9%
Operating profit	$209	$202	3%
% of Net sales	26.7%	27.1%	(40)	bps
Net sales in Asia Pacific increased 4.9% in the second quarter of 2026 to $782, driven by volume growth of 4.1% and net selling price increases of 1.1%, partially offset by negative foreign exchange of 0.3%. Organic sales in Asia Pacific increased 5.2% in the second quarter of 2026. Organic sales growth was driven by India, the Greater China region and the Philippines.

The increase in organic sales in Asia Pacific in the second quarter of 2026 versus the second quarter of 2025 was primarily due to an increase in Oral Care organic sales, which was largely due to organic sales growth in the toothpaste and manual toothbrush categories.

Operating profit in Asia Pacific increased 3% in the second quarter of 2026 to $209, while as a percentage of Net sales it decreased by 40 bps to 26.7%. This decrease in Operating profit as a percentage of Net sales was due to an increase in Selling, general and administrative expenses (180 bps), offset by an increase in Gross profit (100 bps) and a decrease in Other (income) expense, net (40 bps), all as a percentage of Net sales. This increase in Selling, general and administrative expenses was due to increased advertising investment (120 bps) and higher overhead expenses (60 bps). This increase in Gross profit was due to cost savings from the Company’s funding-the-growth initiatives (270 bps) and higher pricing, partially offset by higher raw and packaging material costs (220 bps).

Hill’s Pet Nutrition

	Three Months Ended June 30,
	2026	2025	Change
Net sales	$1,195	$1,157	3.4%
Operating profit	$269	$264	2%
% of Net sales	22.5%	22.9%	(40)	bps
Net sales for Hill’s Pet Nutrition increased 3.4% in the second quarter of 2026 to $1,195, driven by net selling price increases of 3.9% and positive foreign exchange of 0.6%, partially offset by volume declines of 1.2%. The Prime100 acquisition contributed 0.6% to volume. Organic sales in Hill’s Pet Nutrition increased 2.1% in the second quarter of 2026. Organic sales growth was led by the United States (excluding private label) and Europe.
The increase in organic sales in the second quarter of 2026 versus the second quarter of 2025 was due to organic sales growth in the therapeutic and wellness categories.

Operating profit in Hill’s Pet Nutrition increased 2% in the second quarter of 2026 to $269, while as a percentage of Net sales it decreased by 40 bps to 22.5%. This decrease in Operating profit as a percentage of Net sales was primarily due to an increase in Selling, general and administrative expenses (260 bps), partially offset by an increase in Gross profit (240 bps), both as a percentage of Net sales. This increase in Selling, general and administrative expenses was primarily due to increased advertising investment (230 bps). This increase in Gross profit was due to cost savings from the Company’s funding-the-growth initiatives (300 bps), higher pricing and favorable mix (80 bps), partially offset by significantly higher raw and packaging material costs (290 bps).

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Corporate

	Three Months Ended June 30,
	2026	2025	Change
Operating profit (loss)	$(335)	$(181)	85%
Operating profit (loss) related to Corporate was $(335) in the second quarter of 2026 as compared to $(181) in the second quarter of 2025.
In the second quarter of 2026, Corporate Operating profit (loss) included charges of $129 resulting from the Strategic Growth and Productivity Program. In the second quarter of 2025, Corporate Operating profit (loss) included acquisition-related costs of $9.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Six Months

Worldwide Net sales were $10,686 in the first six months of 2026, up 6.6% as compared to the first six months of 2025, due to volume growth of 1.0%, net selling price increases of 1.9% and positive foreign exchange of 3.8%. The Prime100 acquisition contributed 0.3% to volume. Organic sales increased 2.6% in the first six months of 2026.

Net sales in the Oral, Personal and Home Care product segment were $8,297 in the first six months of 2026, up 7.1% from the first six months of 2025, due to volume growth of 1.4%, net selling price increases of 1.3% and positive foreign exchange of 4.4%. Organic sales in the Oral, Personal and Home Care product segment increased 2.8% in the first six months of 2026.

The increase in organic sales in the first six months of 2026 versus the first six months of 2025 was primarily due to increases in Oral Care and Home Care organic sales. The increase in Oral Care was primarily due to organic sales growth in the toothpaste and manual toothbrush categories. The increase in Home Care was primarily due to organic sales growth in the surface cleaner and fabric softener categories.

Net sales in the Hill’s Pet Nutrition segment were $2,389 in the first six months of 2026, an increase of 5.0% from the first six months of 2025, due to net selling price increases of 3.9% and positive foreign exchange of 1.7%, partially offset by volume declines of 0.5%. The Prime100 acquisition contributed 1.3% to volume. Organic sales in the Hill’s Pet Nutrition segment increased 2.1% in the first six months of 2026, including a negative impact from lower private label volume (230 bps).

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Net Sales and Operating Profit by Segment

Net sales and Operating profit by segment were as follows:

	Six Months Ended June 30,
	2026	2025
Net sales
Oral, Personal and Home Care
North America(1)	$1,779	$1,823
Latin America	2,685	2,350
Europe, Middle East & Africa(1)	2,247	2,089
Asia Pacific(1)	1,586	1,484
Total Oral, Personal and Home Care	8,297	7,746
Hill's Pet Nutrition	2,389	2,275
Total Net sales	$10,686	$10,021

Operating profit
Oral, Personal and Home Care
North America(1)	$333	$384
Latin America	819	715
Europe, Middle East & Africa(1)	529	463
Asia Pacific(1)	431	407
Total Oral, Personal and Home Care	2,112	1,968
Hill's Pet Nutrition	549	523
Corporate	(681)	(334)
Total Operating profit	$1,980	$2,156
Note: Table may not sum due to rounding.
(1) The Company has recast its historical geographic segment information to conform to the reporting structure effective as of March 31, 2026.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Net sales and Organic sales change by segment were as follows:

	For the Six Months Ended June 30, 2026 vs. 2025
Oral, Personal and Home Care	Net Sales	Organic Sales	As Reported Volume(1)	Pricing	Foreign Exchange
North America(2)	(2.4)%	(2.6)%	(3.6)%	0.9%	0.2%
Latin America	14.3%	5.3%	2.3%	3.1%	8.9%
Europe, Middle East & Africa(2)	7.5%	2.7%	2.7%	—%	4.9%
Asia Pacific(2)	6.9%	5.4%	4.3%	1.1%	1.5%
Total Oral, Personal and Home Care	7.1%	2.8%	1.4%	1.3%	4.4%
Hill's Pet Nutrition	5.0%	2.1%	(0.5)%	3.9%	1.7%
Total Company	6.6%	2.6%	1.0%	1.9%	3.8%
Note: Table may not sum due to rounding.
(1) The impact of the acquisition of the Prime100 pet food business on as reported volume was 1.3% and 0.3% for Hill's Pet Nutrition and Total Company, respectively.
(2) The Company has recast its historical geographic segment information to conform to the reporting structure effective as of March 31, 2026.
In the first six months of 2026, Operating profit (loss) related to Corporate was $(681) as compared to $(334) in the first six months of 2025. Corporate Operating profit (loss) for the six months ended June 30, 2026 included charges resulting from the Strategic Growth and Productivity Program of $300. Corporate Operating profit (loss) for the six months ended June 30, 2025 included charges resulting from the ERISA litigation matter of $15 and acquisition-related costs of $9.

Gross Profit/Margin

Worldwide Gross profit increased to $6,522 in the first six months of 2026 from $6,056 in the first six months of 2025. Worldwide Gross profit in the first six months of 2026 included charges resulting from the Strategic Growth and Productivity Program. Excluding these charges, Worldwide Gross profit increased to $6,524 in the first six months of 2026 from $6,056 in the first six months of 2025, reflecting an increase of $403 resulting from higher Net sales and $65 from higher Gross profit margin.

Worldwide Gross profit margin increased to 61.0% in the first six months of 2026 from 60.4% in the first six months of 2025. This increase in Gross profit margin was due to cost savings from the Company’s funding-the-growth initiatives (260 bps), higher pricing (70 bps) and favorable mix (20 bps), partially offset by significantly higher raw and packaging material costs (290 bps).

	Six Months Ended June 30,
	2026	2025
Gross profit, GAAP	$6,522	$6,056
Strategic Growth and Productivity Program	2	—
Gross profit, non-GAAP	$6,524	$6,056

	Six Months Ended June 30,
	2026	2025	Basis Point Change
Gross profit margin	61.0%	60.4%	60

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 9% to $4,206 in the first six months of 2026 from $3,861 in the first six months of 2025. Selling, general and administrative expenses in the first six months of 2026 included charges resulting from the Strategic Growth and Productivity Program. Selling, general and administrative expenses in the first six months of 2025 included charges related to the ERISA litigation matter. Excluding these charges in both periods, as applicable, Selling, general and administrative expenses increased to $4,194 in the first six months of 2026 from $3,845 in the first six months of 2025, reflecting higher overhead expenses of $184 and increased advertising investment of $165.

Selling, general and administrative expenses as a percentage of Net sales increased to 39.4% in the first six months of 2026 from 38.5% in the first six months of 2025. Excluding the charges described above in both periods, as applicable, Selling, general and administrative expenses as a percentage of Net sales increased to 39.2% in the first six months of 2026 from 38.4% in the first six months of 2025. This increase was due to increased advertising investment (70 bps) and higher overhead expenses (10 bps), both as a percentage of Net sales. In the first six months of 2026, advertising investment increased as a percentage of Net sales to 14.1% from 13.4% in the first six months of 2025, or 12% in absolute terms to $1,511 as compared to $1,346 in the first six months of 2025.

	Six Months Ended June 30,
	2026	2025
Selling, general and administrative expenses, GAAP	$4,206	$3,861
Strategic Growth and Productivity Program	(13)	—
ERISA litigation matter	—	(15)
Selling, general and administrative expenses, non-GAAP	$4,194	$3,845
Note: Table may not sum due to rounding.

	Six Months Ended June 30,
	2026	2025	Basis Point Change
Selling, general and administrative expenses as a percentage of Net sales, GAAP	39.4%	38.5%	90
Strategic Growth and Productivity Program	(0.2)%	—%
ERISA litigation matter	—%	(0.1)%
Selling, general and administrative expenses as a percentage of Net sales, non-GAAP	39.2%	38.4%	80
Other (Income) Expense, Net

Other (income) expense, net was $336 and $39 in the first six months of 2026 and 2025, respectively. Other (income) expense, net in the first six months of 2026 included charges resulting from the Strategic Growth and Productivity Program. Other (income) expense, net in the first six months of 2025 included acquisition-related costs. Excluding these items in both periods, as applicable, Other (income) expense, net was $51 in the first six months of 2026 and $30 in the first six months of 2025.

	Six Months Ended June 30,
	2026	2025
Other (income) expense, net, GAAP	$336	$39
Strategic Growth and Productivity Program	(285)	—
Acquisition-related costs	—	(9)
Other (income) expense, net, non-GAAP	$51	$30

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Operating Profit

Operating profit decreased 8% to $1,980 in the first six months of 2026 from $2,156 in the first six months of 2025. Operating profit in the first six months of 2026 included charges resulting from the Strategic Growth and Productivity Program. Operating profit in the first six months of 2025 included charges related to the ERISA litigation matter and acquisition-related costs. Excluding these items in both periods, as applicable, Operating profit increased to $2,279 in the first six months of 2026 from $2,181 in the first six months of 2025, due to an increase in Gross profit, partially offset by an increase in Selling, general and administrative expenses and an increase in Other (income) expense, net.

Operating profit margin was 18.5% in the first six months of 2026, a decrease of 300 bps compared to 21.5% in the first six months of 2025. Excluding the items described above in both periods, as applicable, Operating profit margin was 21.3% in the first six months of 2026, a decrease of 50 bps compared to 21.8% in the first six months of 2025, due to an increase in Gross profit (60 bps), more than offset by an increase in Selling, general and administrative expenses (80 bps) and an increase in Other (income) expense, net (30 bps), all as a percentage of Net sales.

	Six Months Ended June 30,
	2026	2025	% Change
Operating profit, GAAP	$1,980	$2,156	(8)%
Strategic Growth and Productivity Program	300	—
ERISA litigation matter	—	15
Acquisition-related costs	—	9
Operating profit, non-GAAP	$2,279	$2,181	5%
Note: Table may not sum due to rounding.

	Six Months Ended June 30,
	2026	2025	Basis Point Change
Operating profit margin, GAAP	18.5%	21.5%	(300)
Strategic Growth and Productivity Program	2.8%	—%
ERISA litigation matter	—%	0.2%
Acquisition-related costs	—%	0.1%
Operating profit margin, non-GAAP	21.3%	21.8%	(50)
Non-Service Related Postretirement Costs

Non-service related postretirement costs were $47 and $95 in the first six months of 2026 and 2025, respectively. Non-service related postretirement costs in the first six months of 2026 included charges resulting from the Strategic Growth and Productivity Program. Non-service related postretirement costs in the first six months of 2025 included charges related to the ERISA litigation matter. Excluding these charges in both periods, as applicable, Non-service related postretirement costs were $41 in the first six months of 2026 and $45 in the first six months of 2025.

	Six Months Ended June 30,
	2026	2025
Non-service related postretirement costs, GAAP	47	95
Strategic Growth and Productivity Program	(5)	—
ERISA litigation matter	—	(50)
Non-service related postretirement costs, non-GAAP	$41	$45
Note: Table may not sum due to rounding.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Income Taxes

The effective income tax rate was 24.3% and 23.2% for the second quarter of 2026 and 2025, respectively. As reflected in the table below, the non-GAAP effective income tax rate was 23.6% and 23.2% for the second quarter of 2026 and 2025, respectively.

The effective income tax rate was 23.9% and 23.5% for the first six months of 2026 and 2025, respectively. As reflected in the table below, the non-GAAP effective income tax rate was 23.4% for the first six months of 2026 and 2025.

The quarterly provision for income taxes is determined based on the Company’s estimated full year effective income tax rate adjusted by the amount of tax attributable to infrequent or unusual items that are separately recognized on a discrete basis in the income tax provision in the quarter in which they occur. The Company’s current estimate of its full year effective income tax rate before discrete period items is 23.6%, compared to 23.5% in 2025.
On July 4, 2025, U.S. tax legislation was signed into law (the “OBBBA”) which made permanent many of the tax provisions enacted in 2017 as part of the Tax Cuts and Jobs Act that were set to expire at the end of 2025. In addition, the OBBBA made changes to certain U.S. corporate tax provisions, many of which were effective beginning January 1, 2026. The OBBBA did not have a material effect on the Company’s Consolidated Financial Statements for the six months ended June 30, 2026.
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

Based on current legislation and available guidance, apart from the significant additional time and resources required to comply, Pillar II did not have a material impact to the Company’s Consolidated Financial Statements for the six months ended June 30, 2026 and the Company does not believe it will have a material impact going forward.

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

	Three Months Ended June 30,
	2026			2025
	Income Before Income Taxes	Provision For Income Taxes(1)	Effective Income Tax Rate(2)	Income Before Income Taxes	Provision For Income Taxes(1)	Effective Income Tax Rate(2)
As Reported GAAP	$950	$231	24.3%	$1,007	$234	23.2%
Strategic Growth and Productivity Program	129	24	(0.7)%	—	—	—
Acquisition-related costs	—	—	—	9	2	—
Non-GAAP	$1,079	$255	23.6%	$1,016	$236	23.2%

	Six Months Ended June 30,
	2026			2025
	Income Before Income Taxes	Provision For Income Taxes(1)	Effective Income Tax Rate(2)	Income Before Income Taxes	Provision For Income Taxes(1)	Effective Income Tax Rate(2)
As Reported GAAP	$1,842	$441	23.9%	$1,959	$460	23.5%
Strategic Growth and Productivity Program	305	61	(0.5)%	—	—	—
ERISA litigation matter	—	—	—	65	12	(0.1)%
Acquisition-related costs	—	—	—	9	2	—
Non-GAAP	$2,147	$502	23.4%	$2,034	$475	23.4%
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
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Net Income Attributable to Colgate-Palmolive Company and Earnings Per Share

Net income attributable to Colgate-Palmolive Company in the first six months of 2026 decreased to $1,339 from $1,433 in the comparable 2025 period. Earnings per common share on a diluted basis decreased to $1.67 in the first six months of 2026 from $1.76 in the comparable 2025 period. Net income attributable to Colgate-Palmolive Company in the first six months of 2026 included charges resulting from the Strategic Growth and Productivity Program. Net income attributable to Colgate-Palmolive Company in the first six months of 2025 included charges related to the ERISA litigation matter and acquisition-related costs.

Excluding the items described above in both periods, as applicable, Net income attributable to Colgate-Palmolive Company in the first six months of 2026 increased 6% to $1,581 from $1,493 in the first six months of 2025, and Earnings per common share on a diluted basis increased 8% to $1.97 in the first six months of 2026 from $1.83 in the first six months of 2025.

	Six Months Ended June 30, 2026
	Income Before Income Taxes	Provision For Income Taxes(1)	Net Income Including Noncontrolling Interests	Less: Income Attributable to Noncontrolling Interests	Net Income Attributable To Colgate-Palmolive Company	Diluted Earnings Per Share(2)
As Reported GAAP	$1,842	$441	$1,401	$62	$1,339	$1.67
Strategic Growth and Productivity Program	305	61	244	2	242	0.30
Non-GAAP	$2,147	$502	$1,645	$64	$1,581	$1.97

	Six Months Ended June 30, 2025
	Income Before Income Taxes	Provision For Income Taxes(1)	Net Income Including Noncontrolling Interests	Less: Income Attributable to Noncontrolling Interests	Net Income Attributable To Colgate-Palmolive Company	Diluted Earnings Per Share(2)
As Reported GAAP	$1,959	$460	$1,499	$66	$1,433	$1.76
ERISA litigation matter	65	12	53	—	53	0.06
Acquisition-related costs	9	2	7	—	7	0.01
Non-GAAP	$2,034	$475	$1,559	$66	$1,493	$1.83
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

On April 30, 2026, the Company's Board approved an expansion of the program to continue to align the Company’s operations to drive future growth and support the Company’s 2030 strategy.

The Strategic Growth and Productivity Program is estimated to result in cumulative pre-tax charges, once all initiatives are approved and implemented, totaling between $350 and $550. These pre-tax charges are currently estimated to be comprised of the following: employee-related costs, including severance and other termination benefits (70% to 80%) and asset-related costs and other charges (20% to 30%), which include accelerated depreciation, asset write-downs, contract termination and other exit costs. It is estimated that approximately 80% to 90% of the charges will result in cash expenditures and substantially all charges resulting from the program will be incurred by December 31, 2028. Annualized pretax savings are projected to be in the range of $200 to $300, once all projects are approved and implemented.

It is estimated that the cumulative pre-tax charges, once all projects are approved and implemented, will relate to initiatives undertaken in North America (5% to 10%), Latin America (15% to 20%), EMEA (25% to 30%), Asia Pacific (10% to 15%), Hill’s Pet Nutrition (10% to 15%) and Corporate (20% to 25%).

For the three and six months ended June 30, 2026, charges resulting from the Strategic Growth and Productivity Program are reflected in the income statement as follows:

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
Gross Profit	$2	$2
Selling, general and administrative expenses	7	13
Other (income) expense, net	120	285
Non-service related postretirement costs	—	5
Total Strategic Growth and Productivity Program, pre-tax	$129	$305

Total Strategic Growth and Productivity Program, after-tax	$104	$242

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
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Total charges incurred for the Strategic Growth and Productivity Program relate to initiatives undertaken by the following reportable operating segments and Corporate:

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026	Program-to-date Accumulated Charges

North America	5%	10%	10%
Latin America	35%	15%	14%
Europe, Middle East & Africa	20%	25%	25%
Asia Pacific	3%	2%	2%
Hill’s Pet Nutrition	21%	21%	20%
Corporate	16%	27%	29%
Total	100%	100%	100%

Since the inception of the Strategic Growth and Productivity Program, the Company has incurred cumulative pre-tax charges of $318 ($253 after-tax) in connection with the implementation of various projects as follows:

Cumulative Charges as of June 30, 2026

Employee-Related Costs	$282
Asset-Related Costs and Other	36
Total	$318

The following table summarizes the activity for the restructuring accrual:

	Three Months Ended June 30, 2026
	Employee-Related Costs	Asset-Related Costs & Other	Total
Balance at March 31, 2026	$155	$9	$164
Charges	111	18	129
Cash payments	(51)	(6)	(57)
Charges against assets and liabilities	—	(3)	(3)
Foreign exchange	(5)	—	(5)
Balance at June 30, 2026	$210	$18	$228

	Six Months Ended June 30, 2026
	Employee-Related Costs	Asset-Related Costs & Other	Total
Balance at December 31, 2025	$6	$4	$10
Charges	276	29	305
Cash payments	(53)	(11)	(64)
Charges against assets and liabilities	(5)	(4)	(9)
Foreign exchange	(14)	—	(14)
Balance at June 30, 2026	$210	$18	$228

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Employee-Related Costs primarily include severance and other termination benefits and are calculated based on long-standing benefit practices, written severance policies, local statutory requirements and, in certain cases, voluntary termination arrangements. Employee-Related Costs also include postretirement benefit enhancements of $5 for the six months ended June 30, 2026, which are reflected as Charges against assets and liabilities within Employee-Related Costs in the preceding table as the corresponding balance sheet amounts are reflected as an increase in postretirement liabilities.

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

Net sales growth (GAAP) and organic sales growth (Net sales growth excluding the impact of foreign exchange, acquisitions and divestments) (non-GAAP) are discussed in this Quarterly Report on Form 10-Q. Management believes the organic sales growth measure provides investors and analysts with useful supplemental information regarding the Company’s underlying sales trends by presenting sales growth excluding the external factor of foreign exchange, as well as the impact of acquisitions and divestments, as applicable. A reconciliation of organic sales growth to Net sales growth for the three and six months ended June 30, 2026 is provided below.

Gross profit, Selling, general and administrative expenses, Selling, general and administrative expenses as a percentage of Net sales, Other (income) expense, net, Operating profit, Operating profit margin, Non-service related postretirement costs, Effective income tax rate, Net income attributable to Colgate-Palmolive Company and Earnings per share on a diluted basis are discussed in this Quarterly Report on Form 10-Q both on a GAAP basis and excluding, as applicable, charges resulting from the Strategic Growth and Productivity Program and the ERISA litigation matter and acquisition-related costs. These non-GAAP financial measures exclude items that, either by their nature or amount, management would not expect to occur as part of the Company’s normal business on a regular basis, such as restructuring charges, charges for certain litigation and tax matters, acquisition-related costs, gains and losses from certain divestitures and certain other unusual, non-recurring items. Investors and analysts use these financial measures in assessing the Company’s business performance, and management believes that presenting these financial measures on a non-GAAP basis provides them with useful supplemental information to enhance their understanding of the Company’s underlying business performance and trends. These non-GAAP financial measures also enhance the ability to compare period-to-period financial results. A reconciliation of each of these non-GAAP financial measures to the most directly comparable GAAP financial measures for the three and six months ended June 30, 2026 and 2025 is presented within the applicable section of Results of Operations.

The following tables provide a quantitative reconciliation of Net sales growth to organic sales growth for the three and six months ended June 30, 2026:

Three Months Ended June 30, 2026	Net Sales Growth (GAAP)	Foreign Exchange Impact	Acquisitions and Divestments Impact	Organic Sales Growth (Non-GAAP)
Oral, Personal and Home Care
North America(1)	(3.0)%	—%	—%	(3.0)%
Latin America	13.7%	8.4%	—%	5.3%
Europe, Middle East & Africa(1)	3.5%	1.6%	—%	2.0%
Asia Pacific(1)	4.9%	(0.3)%	—%	5.2%
Total Oral, Personal and Home Care	5.4%	2.9%	—%	2.4%
Hill's Pet Nutrition	3.4%	0.6%	0.6%	2.1%
Total Company	4.9%	2.4%	0.1%	2.4%
Note: Table may not sum due to rounding.
(1) The Company has recast its historical geographic segment information to conform to the reporting structure effective for the quarter ended March 31, 2026.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Six Months Ended June 30, 2026	Net Sales Growth (GAAP)	Foreign Exchange Impact	Acquisitions and Divestments Impact	Organic Sales Growth (Non-GAAP)
Oral, Personal and Home Care
North America(1)	(2.4)%	0.2%	—%	(2.6)%
Latin America	14.3%	8.9%	—%	5.3%
Europe, Middle East & Africa(1)	7.5%	4.9%	—%	2.7%
Asia Pacific(1)	6.9%	1.5%	—%	5.4%
Total Oral, Personal and Home Care	7.1%	4.4%	—%	2.8%
Hill's Pet Nutrition	5.0%	1.7%	1.3%	2.1%
Total Company	6.6%	3.8%	0.3%	2.6%
Note: Table may not sum due to rounding.
(1) The Company has recast its historical geographic segment information to conform to the reporting structure effective for the quarter ended March 31, 2026.

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

Cash Flow

Net cash provided by operations increased 17% to $1,742 in the first six months of 2026, compared to $1,484 in the first six months of 2025, primarily due to higher net income, excluding non-cash items in the period, and changes in working capital. The Company’s working capital was (5.9%) as a percentage of Net sales as of June 30, 2026 as compared to (2.9%) as of June 30, 2025. The Company defines working capital as the difference between current assets (excluding Cash and cash equivalents and marketable securities, the latter of which is reported in Other current assets) and current liabilities (excluding short-term debt).

Investing activities used $244 of cash in the first six months of 2026, compared to $560 used in the first six months of 2025. Investing activities in the first six months of 2025 included the Company’s acquisition of Care TopCo Pty Ltd, the owner of the Prime100 pet food business, as discussed in Note 4, Acquisitions to the Condensed Consolidated Financial Statements.

Capital expenditures were $266 in the first six months of 2026 compared to $232 in the first six months of 2025. Capital expenditures for 2026 are expected to be approximately 3.0% of Net sales. The Company continues to focus its capital spending on projects that are expected to yield high after-tax returns.

Financing activities used $1,414 of cash during the first six months of 2026, compared to $867 used in the first six months of 2025. The increase in cash used in financing activities was primarily due to higher principal payments of debt in the first six months of 2026 and the receipt of proceeds from the issuance of debt in the first six months of 2025, partially offset by an increase in short-term borrowing in the first six months of 2026.

Total debt decreased to $7,857 as of June 30, 2026, compared to $7,988 as of December 31, 2025. During the first quarter of 2026, the Company redeemed at maturity $500 of three-year Senior Notes with a fixed coupon of 4.800% and €500 of seven-year Medium-Term Notes with a fixed coupon rate of 0.500%. The redemptions were financed with commercial paper borrowings.

In April 2025, the Company issued $500 of five-year Senior Notes at a fixed coupon rate of 4.200%. The Company’s debt issuances support the Company’s capital structure objectives of funding its business and growth initiatives while minimizing its risk-adjusted cost of capital.

Domestic and foreign commercial paper outstanding was $1,149 and $147 as of June 30, 2026 and December 31, 2025, respectively. The average daily balances outstanding for commercial paper in the first six months of 2026 and 2025 were $1,321 and $1,694, respectively. The Company classifies commercial paper and certain long-term debt that is subject to a put option as long-term debt when it has the intent and ability to refinance such obligations on a long-term basis, including, if necessary, by utilizing its available lines of credit.

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

Cash and cash equivalents increased $82 during the first six months of 2026 to $1,370 at June 30, 2026, compared to $1,288 at December 31, 2025, the majority of which ($1,350 and $1,234, respectively) was held by the Company’s foreign subsidiaries.

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

Cautionary Statement on Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain forward-looking statements (as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the SEC in its rules, regulations and releases) that set forth anticipated results based on management’s current plans and assumptions. Such statements may relate, for example, to sales or volume growth, net selling price increases, organic sales growth, profit or profit margin levels, earnings per share levels, financial goals, category growth rates, the impact of foreign exchange, the impact of developments in global trade relations and tariffs, the impact of geopolitical events and tensions, wars and military conflicts, such as in Ukraine and the Middle East, cost-reduction plans (including the Strategic Growth and Productivity Program), tax rates, interest rates, new product introductions, digital capabilities, commercial investment levels, acquisitions, divestitures, share repurchases or legal or tax proceedings, among other matters. These statements are made on the basis of the Company’s views and assumptions as of July 31, 2026. The Company undertakes no obligation to update these statements whether as a result of new information, future events or otherwise, except as required by law or by the rules and regulations of the SEC. Moreover, the Company does not, nor does any other person, assume responsibility for the accuracy and completeness of those statements. The Company cautions investors that any such forward-looking statements are not guarantees of future performance and that actual events or results may differ materially from those statements. Actual events or results may differ materially because of factors that affect international businesses and global macroeconomic and geopolitical conditions, as well as matters specific to the Company and the markets it serves, including the uncertain macroeconomic and political environment in different countries, including as a result of inflation and high interest rates and their effect on consumer sentiment and spending, foreign currency rate fluctuations, exchange controls, import restrictions, tariffs, sanctions, price or profit controls, labor relations, changes in foreign or domestic laws or regulations or their interpretation, political and fiscal developments, including developments in trade relations and the negotiation of trade agreements, tax and immigration policies, significant competition and a highly competitive omni-channel marketplace, including as a result of the growth of eCommerce and the emergence of AI, a rapidly changing retail landscape and changes in the policies of retail trade customers, the ability to manage disruptions in our global supply chain and/or key office facilities, the ability to manage the availability and cost of raw and packaging materials and logistics costs, the ability to maintain or increase selling prices as needed, the emergence of alternative retail channels, the ability to develop innovative new products and successfully leverage AI and other new and emerging technologies, the ability to continue lowering costs and operate in an agile manner, the ability to successfully implement and realize the benefits of the Strategic Growth and Productivity Program, the ability to maintain the security of our information and operational technology systems from cybersecurity or data incidents, the ability to address the effects of climate change and implement our sustainability strategy and achieve our targets, the ability to complete acquisitions and divestitures as planned and successfully integrate acquired businesses, the ability to attract and retain key employees, the uncertainty of the outcome of legal proceedings, whether or not the Company believes they have merit, and the ability to address uncertain or unfavorable macroeconomic conditions, including inflation, disruptions in the credit markets and tax matters. For information about these and other factors that could impact the Company’s business and cause actual results to differ materially from forward-looking statements, refer to the Company’s filings with the SEC (including, but not limited to, the information set forth under the captions “Risk

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Factors” and “Cautionary Statement on Forward-Looking Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 and subsequent filings with the SEC).

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

COLGATE-PALMOLIVE COMPANY

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chairman of the Board, President and Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2026 (the “Evaluation”). Based upon the Evaluation, the Company’s Chairman of the Board, President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) are effective.

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

The following table shows the stock repurchase activity for the three months in the quarter ended June 30, 2026:

Month	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(3) (in millions)
April 1 through 30, 2026	1,196,158	$84.40	1,194,100	$3,708
May 1 through 31, 2026	895,741	$88.94	893,200	$3,629
June 1 through 30, 2026	1,131,499	$89.35	1,108,152	$3,530
Total	3,223,398	$87.40	3,195,452

(1) Includes share repurchases under the 2025 Program and those associated with certain employee elections under the Company’s compensation and benefit programs.
(2) The difference between the total number of shares purchased and the total number of shares purchased as part of publicly announced plans or programs is 27,946 shares, which represents shares deemed surrendered to the Company to satisfy certain employee elections under the Company’s compensation and benefit programs.
(3) Includes approximate dollar value of shares that were available to be purchased under the publicly announced plans or programs that were in effect as of June 30, 2026.

COLGATE-PALMOLIVE COMPANY

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not Applicable.

Item 5.    Other Information

(c) Trading Plans

No director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, during the three months ended June 30, 2026.

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
The following materials from Colgate-Palmolive Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2026, formatted in Inline eXtensible Business Reporting Language (Inline XBRL): (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Cash Flows; (v) the Condensed Consolidated Statements of Changes in Shareholders’ Equity; and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

__________
* Filed herewith.

** Furnished herewith.

COLGATE-PALMOLIVE COMPANY
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLGATE-PALMOLIVE COMPANY
(Registrant)

Principal Executive Officer:

July 31, 2026	/s/ Noel Wallace
Noel Wallace
Chairman of the Board, President and Chief Executive Officer

Principal Financial Officer:

July 31, 2026	/s/ Stanley J. Sutula III
Stanley J. Sutula III
Chief Financial Officer

Principal Accounting Officer:

July 31, 2026	/s/ Gregory O. Malcolm
Gregory O. Malcolm
Executive Vice President, Controller