Form 10-Q
period 2026-09-30
COLGATE PALMOLIVE CO
filed 2026-10-30
CIK 21665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________
FORM 10-Q
________________________
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding	Date
Common stock, $1.00 par value	794,920,513	September 30, 2026

PART I.    FINANCIAL INFORMATION

COLGATE-PALMOLIVE COMPANY
Condensed Consolidated Statements of Income
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net sales	$5,369	$5,131	$16,055	$15,152
Cost of sales	2,136	2,082	6,300	6,047
Gross profit	3,233	3,049	9,755	9,105
Selling, general and administrative expenses	2,111	1,971	6,316	5,833
Other (income) expense, net	34	19	370	58
Operating profit	1,088	1,059	3,069	3,214
Non-service related postretirement costs	24	21	70	116
Interest expense	62	67	186	203
Interest income	17	21	50	56
Income before income taxes	1,019	992	2,863	2,951
Provision for income taxes	240	226	682	685
Net income including noncontrolling interests	779	766	2,181	2,266
Less: Net income attributable to noncontrolling interests	28	31	91	97
Net income attributable to Colgate-Palmolive Company	$751	$735	$2,090	$2,169

Earnings per common share, basic	$0.94	$0.91	$2.61	$2.68

Earnings per common share, diluted	$0.94	$0.91	$2.61	$2.67

See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Condensed Consolidated Statements of Comprehensive Income
(Dollars in Millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net income including noncontrolling interests	$779	$766	$2,181	$2,266
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	(45)	15	9	329
Retirement plans and other retiree benefit adjustments	(3)	10	(4)	20
Gains (losses) on cash flow hedges	(2)	7	4	(15)
Total Other comprehensive income (loss), net of tax	(50)	32	9	334
Total Comprehensive income including noncontrolling interests	729	798	2,190	2,600
Less: Net income attributable to noncontrolling interests	28	31	91	97
Less: Cumulative translation adjustments attributable to noncontrolling interests	—	(4)	(4)	—
Total Comprehensive income attributable to noncontrolling interests	28	27	87	97
Total Comprehensive income attributable to Colgate-Palmolive Company	$701	$771	$2,103	$2,503
See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Condensed Consolidated Balance Sheets
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

	September 30, 2026	December 31, 2025
Assets
Current Assets
Cash and cash equivalents	$1,527	$1,288
Receivables (net of allowances of $90 and $90, respectively)	1,901	1,675
Inventories	2,182	2,032
Other current assets	747	714
Total current assets	6,357	5,709
Property, plant and equipment:
Cost	11,097	10,856
Less: Accumulated depreciation	(6,484)	(6,196)
Property, plant and equipment, net	4,613	4,660
Goodwill	3,080	3,122
Other intangible assets, net	1,472	1,536
Deferred income taxes	222	205
Other assets	998	1,098
Total assets	$16,742	$16,330
Liabilities and Shareholders’ Equity
Current Liabilities
Debt payable within one-year	$532	$1,117
Accounts payable	2,096	2,089
Accrued income taxes	358	383
Other accruals	3,653	3,264
Total current liabilities	6,639	6,853
Long-term debt	7,184	6,871
Deferred income taxes	262	181
Other liabilities	2,017	2,060
Total liabilities	16,102	15,965
Shareholders’ Equity
Common stock, $1 par value (2,000,000,000 shares authorized, 1,465,706,360 shares issued)	1,466	1,466
Additional paid-in capital	4,474	4,322
Retained earnings	27,415	26,595
Accumulated other comprehensive income (loss)	(3,866)	(3,879)
Treasury stock, at cost	(29,201)	(28,450)
Total Colgate-Palmolive Company shareholders’ equity	288	54
Noncontrolling interests	352	311
Total equity	640	365
Total liabilities and equity	$16,742	$16,330
See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Condensed Consolidated Statements of Cash Flows
(Dollars in Millions)
(Unaudited)

	Nine Months Ended
	September 30,
	2026	2025
Operating Activities
Net income including noncontrolling interests	$2,181	$2,266
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operations:
Depreciation and amortization	470	457
ERISA litigation matter	—	65
Restructuring and termination benefits, net of cash	177	(15)
Stock-based compensation expense	141	127
Deferred income taxes	54	8
Cash effects of changes in:
Receivables	(224)	(180)
Inventories	(104)	9
Accounts payable and other working capital	254	30
Other non-current assets	48	48
Other non-current liabilities	(84)	(70)
Net cash provided by (used in) operations	2,913	2,745
Investing Activities
Capital expenditures	(400)	(387)
Purchases of marketable securities and investments	(163)	(537)
Proceeds from sale of marketable securities and investments	187	508
Payment for acquisition, net of cash acquired	—	(293)
Other investing activities	(5)	(5)
Net cash provided by (used in) investing activities	(381)	(714)
Financing Activities
Short-term borrowing (repayment) less than 90 days, net	947	139
Principal payments of debt	(1,087)	(655)
Proceeds from issuance of debt	—	497
Dividends paid	(1,308)	(1,300)
Purchases of treasury shares	(927)	(804)
Proceeds from exercise of stock options	178	83
Other financing activities	(75)	145
Net cash provided by (used in) financing activities	(2,272)	(1,895)
Effect of exchange rate changes on Cash and cash equivalents	(21)	47
Net increase (decrease) in Cash and cash equivalents	239	183
Cash and cash equivalents at beginning of the period	1,288	1,096
Cash and cash equivalents at end of the period	$1,527	$1,279
Supplemental Cash Flow Information
Income taxes paid	$648	$712
Interest paid	$205	$235

See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in Millions)
(Unaudited)

	Three Months Ended September 30, 2026
	Colgate-Palmolive Company Shareholders’ Equity
	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)(1)	Noncontrolling Interests
Balance, June 30, 2026	$1,466	$4,432	$(28,931)	$27,085	$(3,816)	$330
Net income	—	—	—	751	—	28
Other comprehensive income (loss), net of tax	—	—	—	—	(50)	—
Dividends ($0.53 per share)	—	—	—	(421)	—	(6)
Stock-based compensation expense	—	63	—	—	—	—
Shares issued for stock options	—	16	24	—	—	—
Shares issued for restricted stock units	—	(38)	38	—	—	—
Treasury stock acquired	—	—	(332)	—	—	—
Other	—	1	—	—	—	—
Balance, September 30, 2026	$1,466	$4,474	$(29,201)	$27,415	$(3,866)	$352

	Three Months Ended September 30, 2025
	Colgate-Palmolive Company Shareholders’ Equity
	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)(1)	Noncontrolling Interests
Balance, June 30, 2025	$1,466	$4,246	$(27,821)	$26,735	$(3,924)	$350
Net income	—	—	—	735	—	31
Other comprehensive income (loss), net of tax	—	—	—	—	36	(4)
Dividends ($0.52 per share)	—	—	—	(419)	—	—
Stock-based compensation expense	—	72	—	—	—	—
Shares issued for stock options	—	8	10	—	—	—
Shares issued for restricted stock units	—	(43)	43	—	—	—
Treasury stock acquired	—	—	(288)	—	—	—
Other	—	1	(1)	—	—	5
Balance, September 30, 2025	$1,466	$4,284	$(28,057)	$27,051	$(3,888)	$382
(1) Accumulated other comprehensive income (loss) includes cumulative translation losses of $3,337 at September 30, 2026 ($3,358 at September 30, 2025) and $3,292 at June 30, 2026 ($3,378 at June 30, 2025), respectively, and unrecognized retirement plan and other retiree benefits costs of $587 at September 30, 2026 ($586 at September 30, 2025) and $584 at June 30, 2026 ($595 at June 30, 2025), respectively.

COLGATE-PALMOLIVE COMPANY
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in Millions)
(Unaudited)

	Nine Months Ended September 30, 2026
	Colgate-Palmolive Company Shareholders’ Equity
	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)(1)	Noncontrolling Interests
Balance, December 31, 2025	$1,466	$4,322	$(28,450)	$26,595	$(3,879)	$311
Net income	—	—	—	2,090	—	91
Other comprehensive income (loss), net of tax	—	—	—	—	13	(4)
Dividends ($1.59 per share)	—	—	—	(1,270)	—	(46)
Stock-based compensation expense	—	141	—	—	—	—
Shares issued for stock options	—	77	101	—	—	—
Shares issued for restricted stock units	—	(70)	70	—	—	—
Treasury stock acquired	—	—	(922)	—	—	—
Other	—	4	—	—	—	—
Balance, September 30, 2026	$1,466	$4,474	$(29,201)	$27,415	$(3,866)	$352

	Nine Months Ended September 30, 2025
	Colgate-Palmolive Company Shareholders’ Equity
	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)(1)	Noncontrolling Interests
Balance, December 31, 2024	$1,466	$4,181	$(27,358)	$26,145	$(4,222)	$332
Net income	—	—	—	2,169	—	97
Other comprehensive income (loss), net of tax	—	—	—	—	334	—
Dividends ($1.56 per share)	—	—	—	(1,263)	—	(53)
Stock-based compensation expense	—	127	—	—	—	—
Shares issued for stock options	—	37	46	—	—	—
Shares issued for restricted stock units	—	(65)	65	—	—	—
Treasury stock acquired	—	—	(804)	—	—	—
Other	—	4	(6)	—	—	6
Balance, September 30, 2025	$1,466	$4,284	$(28,057)	$27,051	$(3,888)	$382
(1) Accumulated other comprehensive income (loss) includes cumulative translation losses of $3,337 at September 30, 2026 ($3,358 at September 30, 2025) and $3,351 at December 31, 2025 ($3,687 at December 31, 2024), respectively, and unrecognized retirement plan and other retiree benefits costs of $587 at September 30, 2026 ($586 at September 30, 2025) and $583 at December 31, 2025 ($605 at December 31, 2024), respectively.

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

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

4.    Acquisitions

On April 30, 2025, the Company acquired Care TopCo Pty Ltd, the owner of the Prime100 pet food business, for cash consideration of AU $471 ($301). This acquisition provided the Company’s Hill’s Pet Nutrition segment with an entry into the fast-growing fresh pet food category in Australia. The acquisition was financed with a combination of debt and cash and was accounted for as a business combination in accordance with ASC 805.

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

On April 30, 2026, the Board approved an expansion of the Strategic Growth and Productivity Program to continue to align the Company’s operations to drive future growth and support the Company’s 2030 strategy.

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

For the three and nine months ended September 30, 2026, charges resulting from the Strategic Growth and Productivity Program are reflected in the income statement as follows:

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
Gross Profit	$5	$7
Selling, general and administrative expenses	9	20
Other (income) expense, net	15	300
Non-service related postretirement costs	1	6
Total Strategic Growth and Productivity Program, pre-tax	$30	$333

Total Strategic Growth and Productivity Program, after-tax	$26	$268

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
 Notes to Condensed Consolidated Financial Statements
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

Total charges incurred for the Strategic Growth and Productivity Program relate to initiatives undertaken by the following reportable operating segments and Corporate:

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026	Program-to-date Accumulated Charges

North America	(3)%	9%	9%
Latin America	16%	15%	15%
Europe, Middle East & Africa	54%	27%	27%
Asia Pacific	9%	3%	3%
Hill’s Pet Nutrition	—%	19%	18%
Corporate	24%	27%	28%
Total	100%	100%	100%

Since the inception of the Strategic Growth and Productivity Program, the Company has incurred cumulative pre-tax charges of $346 ($278 after-tax) in connection with the implementation of various projects as follows:

Cumulative Charges as of September 30, 2026

Employee-Related Costs	$300
Asset-Related Costs and Other	46
Total	$346

The following table summarizes the activity for the restructuring accrual:

	Three Months Ended September 30, 2026
	Employee-Related Costs	Asset-Related Costs & Other	Total
Balance at June 30, 2026	$210	$18	$228
Charges	20	10	30
Cash payments	(68)	(8)	(76)
Charges against assets and liabilities	(1)	(1)	(2)
Foreign exchange	(8)	—	(8)
Balance at September 30, 2026	$153	$19	$172

	Nine Months Ended September 30, 2026
	Employee-Related Costs	Asset-Related Costs & Other	Total
Balance at December 31, 2025	$6	$4	$10
Charges	294	39	333
Cash payments	(121)	(19)	(140)
Charges against assets and liabilities	(6)	(5)	(11)
Foreign exchange	(20)	—	(20)
Balance at September 30, 2026	$153	$19	$172

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

Employee-Related Costs primarily include severance and other termination benefits and are calculated based on long-standing benefit practices, written severance policies, local statutory requirements and, in certain cases, voluntary termination arrangements. Employee-Related Costs also include postretirement benefit enhancements of $1 and $6 for the three and nine months ended September 30, 2026, respectively. These amounts are reflected as Charges against assets and liabilities within Employee-Related Costs in the preceding tables as the corresponding balance sheet amounts are reflected as an increase in postretirement liabilities.

6.    Inventories

Inventories by major class were as follows:

	September 30, 2026	December 31, 2025
Raw materials and supplies	$583	$632
Work-in-process	60	46
Finished goods	1,606	1,479
Total Inventories, net	$2,249	$2,157
Non-current inventory, net	(67)	(125)
Current Inventories, net	$2,182	$2,032

7.    Earnings Per Share

For the three months ended September 30, 2026 and 2025, earnings per share were as follows:

	Three Months Ended
	September 30, 2026			September 30, 2025
	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share
Basic EPS	$751	796.9	$0.94	$735	807.8	$0.91
Stock options and restricted stock units		2.8			2.4
Diluted EPS	$751	799.7	$0.94	$735	810.2	$0.91

For the three months ended September 30, 2026 and 2025, the average number of stock options and restricted stock units that were anti-dilutive and not included in diluted earnings per share calculations were 1,247,681 and 1,060,609, respectively.
For the nine months ended September 30, 2026 and 2025, earnings per share were as follows:

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

	Nine Months Ended
	September 30, 2026			September 30, 2025
	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share
Basic EPS	$2,090	799.5	$2.61	$2,169	810.0	$2.68
Stock options and restricted stock units		2.7			2.8
Diluted EPS	$2,090	802.2	$2.61	$2,169	812.8	$2.67
For the nine months ended September 30, 2026 and 2025, the average number of stock options and restricted stock units that were anti-dilutive and not included in diluted earnings per share calculations were 1,321,916 and 987,780, respectively.
Basic and diluted earnings per share are computed independently for each quarter and any year-to-date period presented. As a result of changes in the number of shares outstanding during the year and rounding, the sum of the quarters’ earnings per share may not necessarily equal the earnings per share for any year-to-date period.

8.    Other Comprehensive Income (Loss)

Additions to and reclassifications out of Accumulated other comprehensive income (loss) attributable to the Company for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cumulative translation adjustments:
Cumulative translation adjustments, pre-tax	$(41)	$17	$49	$228
Tax amounts	(4)	2	(36)	101
Cumulative translation adjustments, net of tax	(45)	19	13	329
Pension and other benefits:
Net actuarial gain (loss), prior service costs and settlements during the period	(10)	5	(24)	6
Amortization of net actuarial loss (gain), transition and prior service costs(1)	7	8	20	20
Retirement Plan and other retiree benefit adjustments, pre-tax	(3)	13	(4)	26
Tax amounts	—	(3)	—	(6)
Retirement Plan and other retiree benefit adjustments, net of tax	(3)	10	(4)	20
Cash flow hedges:
Gains (losses) on cash flow hedges, pre-tax	(6)	8	5	(19)
Tax amounts	4	(1)	(1)	4
Gains (losses) on cash flow hedges, net of tax	(2)	7	4	(15)
Total Other comprehensive income (loss), net of tax	$(50)	$36	$13	$334
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

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

9.    Retirement Plans and Other Retiree Benefits

Components of Net periodic benefit cost for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,
	Pension Benefits				Other Retiree Benefits
	United States		International
	2026	2025	2026	2025	2026	2025
Service cost	$1	$1	$5	$4	$1	$2
Interest cost	22	26	9	8	11	10
Expected return on plan assets	(19)	(24)	(7)	(7)	—	—
Amortization of actuarial loss (gain)	10	10	1	3	(4)	(5)
Net periodic benefit cost	$14	$13	$8	$8	$8	$7
Other postretirement charges	1	—	—	—	—	—
Total pension cost	$15	$13	$8	$8	$8	$7

	Nine Months Ended September 30,
	Pension Benefits				Other Retiree Benefits
	United States		International
	2026	2025	2026	2025	2026	2025
Service cost	$1	$1	$14	$13	$4	$5
Interest cost	66	73	27	24	29	28
Expected return on plan assets	(57)	(60)	(21)	(19)	—	—
Amortization of actuarial loss (gain)	27	28	4	4	(11)	(12)
Net periodic benefit cost	$37	$42	$24	$22	$22	$21
Other postretirement charges	1	—	—	—	5	—
ERISA litigation matter(1)	—	50	—	—	—	—
Total pension cost	$38	$92	$24	$22	$27	$21
(1) Refer to Note 10, Contingencies for information regarding the ERISA litigation matter.

Other postretirement charges for the three and nine months ended September 30, 2026 included charges of $1 and $6, respectively, incurred pursuant to the Strategic Growth and Productivity Program.

The U.S. pension plans required immaterial cash contributions by the Company in 2026. Refer to Note 10, Contingencies for additional information.

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

The Brazilian internal revenue authority has disallowed interest deductions and foreign exchange losses taken by the Company’s Brazilian subsidiary for certain years in connection with the financing of the Kolynos acquisition. The tax assessments with interest, penalties and any court-mandated fees, at the current exchange rate, are approximately $107. This amount includes additional assessments received from the Brazilian internal revenue authority in April 2016 relating to net operating loss carryforwards used by the Company’s Brazilian subsidiary to offset taxable income that had also been deducted from the authority’s original assessments. The Company has been disputing the disallowances by appealing the assessments since October 2001.

Following adverse administrative decisions, the Company filed five cases in the Lower Federal Courts in the City of São Paulo (the “Lower Federal Court”) in October 2015, March 2017, October 2018, June 2019 and September 2020. Of those five cases, currently one case is pending in the Lower Federal Court and four cases have been appealed to the Federal Court of Appeals. Of the four cases pending in the Federal Court of Appeals, one case was appealed by the Brazilian federal government following a ruling in favor of the Company in the Lower Federal Court and three were appealed by the Company following rulings against the Company in the Lower Federal Court. In December 2025, in one of these three cases, the Federal Court of Appeals ruled against the Company with respect to the deductibility of the corporate income tax for the years 1999 through 2001. The amount at issue in this case, with interest and any court-mandated fees, at the current exchange rate, is approximately $19. The Company filed a motion for clarification with the Federal Court of Appeals, which was denied in April 2026. In May 2026, the Company filed further appeals. In August and October 2026, those appeals were denied, and the Company has filed further appeals. Although there can be no assurances, management believes, based on the opinion of its Brazilian legal counsel, that it has strong legal grounds to contest these matters, and it is more likely than not that the Company will ultimately prevail. The Company is challenging these matters vigorously.

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

Talcum Powder Matters

The Company has been named as a defendant in civil actions alleging that certain of its historic talcum powder products were contaminated with asbestos and/or caused mesothelioma and other cancers. Many of these actions involve a number of co-defendants from a variety of different industries.

The number of cases against manufacturers and retailers of talc-containing products continues to grow. The rate of filings against the Company is consistent with this trend. As of September 30, 2026, there were 561 individual cases pending against the Company in state and federal courts throughout the United States, as compared to 525 cases as of June 30, 2026 and 453 cases as of December 31, 2025. During the three months ended September 30, 2026, 78 new cases were filed and 42 cases were resolved by voluntary dismissal or settlement. During the nine months ended September 30, 2026, 236 new cases were filed and 128 cases were resolved by voluntary dismissal, settlement or dismissal by the court. The value of the settlements in the periods presented was not material, either individually or in the aggregate, to such period’s results of operations.

The Company and its legal counsel believe that the Company has strong legal grounds to contest these cases and is challenging them vigorously. However, given the inherent uncertainties of litigation and the evolving litigation landscape, the Company cannot predict the outcome of all individual cases pending against it, and is only able to make an estimate for those cases that have advanced to the later stages of legal proceedings. For the remaining cases, the Company includes in the range of reasonably possible losses in excess of accrued liabilities stated above an aggregated amount that takes into account historical outcomes of the Company’s cases.

As of September 30, 2026, a portion of the Company’s costs incurred in defending and resolving these claims has been, and the Company believes will continue to be, covered by insurance policies issued by several primary, excess and umbrella insurance carriers, subject to exhaustion, deductibles, exclusions, retentions, policy limits and insurance carrier insolvencies.

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

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

Following adverse decisions by the District Court and the United States Court of Appeals for the Second Circuit, the Company recorded charges to earnings of $267 in the quarter ended March 31, 2023 and $65 in the quarter ended March 31, 2025 to reflect the then current estimated increase in pension plan liability and other related costs. In the quarter ended September 30, 2025, the parties entered into a settlement agreement to fully resolve the litigation for $332, inclusive of attorneys’ fees and costs. In January 2026, the District Court granted final approval of the settlement. In February 2026, the District Court granted plaintiffs’ request to allocate $99 of the settlement amount to plaintiffs’ attorneys’ fees and costs. These attorneys’ fees and costs have been paid by the Company, while the remainder of the settlement amount is funded by the Plan. The litigation resulted in an increase in the obligations of the Retirement Plan and, based on the current funded status of the Retirement Plan, required immaterial cash contributions by the Company in 2025 and 2026.

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

Corporate Operating profit (loss) for the three months ended September 30, 2026 included charges resulting from the Strategic Growth and Productivity Program of $29.

Corporate Operating profit (loss) for the nine months ended September 30, 2026 included charges resulting from the Strategic Growth and Productivity Program of $327. Corporate Operating profit (loss) for the nine months ended September 30, 2025 included charges resulting from the ERISA litigation matter of $15 and acquisition-related costs of $9.

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

The Company’s Net sales, significant segment expenses and operating profit by reportable segment were:

	Three Months Ended September 30, 2026
	Net sales	Cost of Sales	Selling, general and administrative expenses	Other (income) expense, net (1)	Operating Profit
Reportable Segments
Oral, Personal and Home Care
North America	$905	$381	$351	$(3)	$177
Latin America	1,326	570	361	2	392
Europe, Middle East & Africa	1,130	418	436	14	262
Asia Pacific	802	300	296	(6)	211
Total Oral, Personal and Home Care	4,164				1,042
Hill's Pet Nutrition	1,205	461	475	2	267
Reconciliation with Total Company Operating Profit
Corporate					(221)
Total	$5,369				$1,088
Note: Table may not sum due to rounding.
(1) Other (income) expense, net primarily includes amortization of intangible assets and equity income.

	Nine Months Ended September 30, 2026
	Net sales	Cost of Sales	Selling, general and administrative expenses	Other (income) expense, net (1)	Operating Profit
Reportable Segments
Oral, Personal and Home Care
North America	$2,684	$1,111	$1,071	$(7)	$510
Latin America	4,011	1,707	1,095	(2)	1,211
Europe, Middle East & Africa	3,377	1,231	1,312	44	791
Asia Pacific	2,388	886	877	(18)	643
Total Oral, Personal and Home Care	12,461				3,155
Hill's Pet Nutrition	3,594	1,364	1,407	7	816
Reconciliation with Total Company Operating Profit
Corporate					(902)
Total	$16,055				$3,069
Note: Table may not sum due to rounding.
(1) Other (income) expense, net primarily includes amortization of intangible assets and equity income.

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

	Three Months Ended September 30, 2025
	Net sales	Cost of Sales	Selling, general and administrative expenses	Other (income) expense, net (1)	Operating Profit
Reportable Segments
Oral, Personal and Home Care
North America	$922	$381	$342	$(1)	$199
Latin America	1,178	541	303	(2)	337
Europe, Middle East & Africa	1,115	417	435	20	243
Asia Pacific	775	288	280	(6)	213
Total Oral, Personal and Home Care	3,989				992
Hill's Pet Nutrition	1,142	457	427	2	255
Reconciliation with Total Company Operating Profit
Corporate					(189)
Total	$5,131				$1,059
Note: Table may not sum due to rounding.
(1) Other (income) expense, net primarily includes amortization of intangible assets and equity income.

	Nine Months Ended September 30, 2025
	Net sales	Cost of Sales	Selling, general and administrative expenses	Other (income) expense, net (1)	Operating Profit
Reportable Segments
Oral, Personal and Home Care
North America	$2,745	$1,119	$1,042	$2	$583
Latin America	3,528	1,555	936	(15)	1,052
Europe, Middle East & Africa	3,204	1,179	1,261	58	706
Asia Pacific	2,259	847	809	(17)	620
Total Oral, Personal and Home Care	11,735				2,961
Hill's Pet Nutrition	3,417	1,356	1,280	4	778
Reconciliation with Total Company Operating Profit
Corporate					(523)
Total	$15,152				$3,214
Note: Table may not sum due to rounding.
(1) Other (income) expense, net primarily includes amortization of intangible assets and equity income.

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

The Company’s Net sales of Oral, Personal and Home Care and Pet Nutrition products accounted for the following percentages of the Company’s Net sales:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net sales
Oral Care	44%	44%	44%	44%
Personal Care	17%	18%	17%	17%
Home Care	16%	16%	17%	16%
Pet Nutrition	23%	22%	22%	23%
Total Net sales	100%	100%	100%	100%

Capital expenditures and depreciation and amortization expense by segment were:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Capital expenditures
Oral, Personal and Home Care
North America	$13	$17	$45	$46
Latin America	38	46	115	96
Europe, Middle East & Africa	12	22	38	46
Asia Pacific	22	18	54	51
Total Oral, Personal and Home Care	85	103	252	239
Hill's Pet Nutrition	23	21	60	64
Corporate	26	31	88	84
Total Capital expenditures	$134	$155	$400	$387

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Depreciation and amortization
Oral, Personal and Home Care
North America	$20	$20	$59	$58
Latin America	31	27	90	78
Europe, Middle East & Africa	27	30	80	89
Asia Pacific	22	20	64	59
Total Oral, Personal and Home Care	100	97	293	284
Hill's Pet Nutrition	34	35	101	98
Corporate	25	26	76	75
Total Depreciation and amortization	$159	$158	$470	$457

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

The following table summarizes the fair value of the Company’s derivative instruments and other financial instruments which are carried at fair value in the Company’s Condensed Consolidated Balance Sheets at September 30, 2026 and December 31, 2025:

	Assets			Liabilities
	Account	Fair Value		Account	Fair Value
Derivative instruments		September 30, 2026	December 31, 2025		September 30, 2026	December 31, 2025
Foreign currency contracts(1)	Other current assets	$29	$18	Other accruals	$25	$22
Commodity contracts	Other current assets	1	—	Other accruals	—	—
		$30	$18		$25	$22

Other financial instruments
Marketable securities	Other current assets	$85	$107
(1) As of September 30, 2026, the fair value of economic hedges was $5 and $5, which was included within Other current assets and Other accruals, respectively.
As of December 31, 2025, the fair value of economic hedges was $10 and $4, which was included within Other current assets and Other accruals, respectively.

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

The carrying amount of cash, cash equivalents, marketable securities and accounts receivable approximated fair value as of September 30, 2026 and December 31, 2025. The estimated fair value of the Company’s total debt as of September 30, 2026 and December 31, 2025 was $6,988 and $7,518, respectively, and the related carrying value was $7,716 and $7,988, respectively. The estimated fair value of long-term debt was derived principally from quoted prices on the Company’s outstanding fixed-term notes (Level 2 valuation).

The following table presents the notional values of the financial instruments used in our hedge activities:

	September 30, 2026	December 31, 2025
Foreign Currency Contracts	$3,160	$3,535
Foreign Currency Debt	4,042	3,942
Commodity Contracts	18	16

The following table presents the location and amount of gain (loss) on fair value hedges and economic hedges recognized in the Company’s Condensed Consolidated Statements of Income for three and nine months ended September 30, 2026 and 2025.

		Gain (Loss) Recognized in Income
	Location of Gain (Loss) Recognized in Income	Three Months Ended September 30,		Nine Months Ended September 30,
		2026	2025	2026	2025
Derivative instruments:
Foreign currency contracts(1)	Selling, general and administrative expenses	$(8)	$(19)	$(81)	$110
(1) For the three and nine months ended September 30, 2026, the amount of gain (loss) on economic hedges was ($2) and ($52), respectively.
For the three and nine months ended September 30, 2025, the amount of gain (loss) on economic hedges was ($11) and $68, respectively.

The amount of gain (loss) recognized in income and Accumulated other comprehensive income (AOCI) associated with cash flow hedges did not have a material impact on the Company’s Condensed Consolidated Financial Statements during the three and nine months ended September 30, 2026 and 2025.

The following table presents the amount of gain (loss) on net investment hedges recognized in the Company’s AOCI for the three and nine months ended September 30, 2026 and 2025:

	Gain (Loss) Recognized in AOCI
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Hedging instruments:
Foreign currency contracts	$—	$(6)	$(7)	$(35)
Foreign currency debt	30	(10)	172	(525)
Total gain (loss) on net investment hedges	$30	$(16)	$165	$(560)

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

13. Supplier Finance Program

The Company has agreements to provide supplier finance programs which facilitate participating suppliers’ ability to finance payment obligations of the Company with designated third-party financial institutions. Participating suppliers may, at their sole discretion, elect to finance one or more payment obligations of the Company prior to their scheduled due dates at a discounted price to participating financial institutions. The Company’s obligations to its suppliers, including amounts due and scheduled payment dates, are not impacted by suppliers’ decisions to finance amounts under these arrangements. The outstanding payment obligations under the Company’s supplier finance programs are included in Accounts payable in the Condensed Consolidated Balance Sheets and were $218 and $177 as of September 30, 2026 and December 31, 2025, respectively.

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

14. Income Taxes

The effective income tax rate was 23.6% and 22.8% for the third quarter of 2026 and 2025, respectively. The quarterly provision for income taxes is determined based on the Company’s estimated full year effective income tax rate adjusted by the amount of tax attributable to infrequent or unusual items that are separately recognized on a discrete basis in the income tax provision in the quarter in which they occur. The Company’s current estimate of its full year effective income tax rate before discrete period items is 23.5% compared to 23.3% in 2025.

On July 4, 2025, U.S. tax legislation was signed into law (the “OBBBA”) which made permanent many of the tax provisions enacted in 2017 as part of the Tax Cuts and Jobs Act that were set to expire at the end of 2025. In addition, the OBBBA made changes to certain U.S. corporate tax provisions, many of which were effective beginning January 1, 2026. The OBBBA did not have a material effect on the Company’s Consolidated Financial Statements for the nine months ended September 30, 2026.
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

Based on current legislation and available guidance, apart from the significant additional time and resources required to comply, Pillar II did not have a material impact on the Company’s Consolidated Financial Statements for the nine months ended September 30, 2026 and the Company does not believe it will have a material impact going forward.

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

The Company has ongoing federal, state and international income tax audits in various jurisdictions and evaluates uncertain tax positions that may be challenged by local tax authorities and not fully sustained. All U.S. federal income tax returns through December 31, 2013 have been audited by the IRS and there are limited matters which the Company plans to appeal for years 2010 through 2013. One such matter relates to the IRS assessment of taxes on the Company by imputing income on certain activities within one of our international operations, which is also under audit for the years 2014 through 2018. There were U.S. Tax Court rulings during 2023 in favor of the IRS against two unrelated third parties on similar matters. In October 2025, in one of those cases, the applicable U.S. Court of Appeals reversed the U.S. Tax Court’s decision and ruled in favor of the taxpayer. The case involving the other third party is still pending. The Company continues to believe that the tax assessment against the Company is without merit. While there can be no assurances, the Company believes this matter will ultimately be decided in favor of the Company. The amount of tax plus interest for the years 2010 through 2021 is estimated to be approximately $170, which is not included in the Company’s uncertain tax positions. In May 2024, the IRS initiated an audit for the years 2019 through 2021, which is still ongoing.

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

The Conflict in the Middle East

The conflict in the Middle East, including between the United States and Iran, has had and may continue to have macroeconomic impacts, such as heightened inflationary pressures and increased capital markets and foreign exchange volatility. It did not have a material impact on our Consolidated Financial Statements for the quarter ended September 30, 2026. The conflict has negatively impacted and may in the future negatively impact, among other things, supply chain and logistics (including increased shipping costs and freight delays), the availability and price of raw and packaging materials and commodities (particularly oil, resin and agricultural products), consumer sentiment and consumption and category growth rates. The full impact of the conflict on our business may not be fully realized for some time due to, among other things, our mitigation efforts, contingency plans and procurement processes.

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

The efficient use of our balance sheet, including prudent management of our capital structure, is also critical. We continue to prioritize our investments in high growth and high margin segments within our categories and to make careful decisions about our brand portfolio. Finally, we drive additional value to shareholders by returning cash through dividends and ongoing share repurchases.

Significant Items Impacting Comparability

In the three and nine months ended September 30, 2026, we incurred pre-tax charges of $30 ($26 after-tax) and pre-tax charges of $333 ($268 after-tax), respectively, resulting from the Strategic Growth and Productivity Program. Refer to “Restructuring and Related Implementation Charges” below and Note 5, Restructuring and Related Implementation Charges to the Condensed Consolidated Financial Statements for additional information.

On April 30, 2025, we acquired Care TopCo Pty Ltd, the owner of the Prime100 pet food business, for cash consideration of AU $471 ($301). This acquisition provided our Hill’s Pet Nutrition segment with an entry into the fast-growing fresh pet food category in Australia. Refer to Note 4, Acquisitions to the Condensed Consolidated Financial Statements for additional information.

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

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Outlook

Looking forward, we expect global macroeconomic, geopolitical and market conditions to remain challenging, including as a result of tensions, wars and military conflicts and developments in trade relations (such as the imposition of new or increased tariffs and the ongoing implementation and renegotiation of the United States-Mexico-Canada Agreement). We expect these conditions to impact, or to continue to impact, among other things, supply chain and logistics, the availability and price of raw and packaging materials and commodities (particularly oil, resin and agricultural products), consumer sentiment and purchasing patterns, consumption and category growth rates. We also expect these conditions to continue to contribute to inflationary pressures and macroeconomic and market volatility. We continue to follow these situations closely, to take actions in an effort to mitigate their negative impacts and to evaluate their impact on our business, results of operations, cash flows and financial condition.

In this uncertain and challenging macroeconomic and geopolitical environment, we anticipate consumers may forgo purchasing certain of our products or switch to “private label” or to our lower-priced product offerings. Although we continue to devote significant resources to support our brands and market our products at multiple price points, demand for and sales volumes of our categories and/or our products may decline or shift from higher margin to lower margin product offerings. We expect the softness across our categories to continue through the balance of 2026.

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

Our products are sold in a highly competitive omni-channel marketplace that is increasingly defined by the integration of traditional and digital retail operations and evolving consumer purchasing behavior and preferences, as consumers continue to shop online and increasingly through social commerce and with the assistance of AI. The increased presence of alternative retail channels, such as subscription services and direct-to-customer businesses, has also intensified competition for consumer attention. While we continue to sell our products to a variety of customers, including large-format retailers, discounters and eCommerce retailers, our growth is increasingly dependent on our ability to generate consumer demand across numerous touchpoints in the omni-channel ecosystem whether through traditional retail, eCommerce, social media or digital. We are also increasingly dependent upon certain key retailers, some of which exercise greater bargaining strength than we do, including the exclusive access to valuable first-party consumer data and analytics.

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

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Results of Operations
Three Months

Worldwide Net sales were $5,369 in the third quarter of 2026, up 4.6% from the third quarter of 2025, due to volume growth of 1.7%, net selling price increases of 2.0% and positive foreign exchange of 1.0%. Organic sales (Net sales excluding the impact of foreign exchange, acquisitions and divestments), a non-GAAP financial measure, increased 3.6% in the third quarter of 2026, including a negative impact from lower private label pet food sales (20 bps). A reconciliation of net sales growth to organic sales growth is provided under “Non-GAAP Financial Measures” below.

Net sales in the Oral, Personal and Home Care product segment were $4,164 in the third quarter of 2026, up 4.4% from the third quarter of 2025, due to volume growth of 1.6%, net selling price increases of 1.4% and positive foreign exchange of 1.3%. Organic sales in the Oral, Personal and Home Care product segment increased 3.1% in the third quarter of 2026.

The increase in organic sales in the third quarter of 2026 versus the third quarter of 2025 was primarily due to an increase in Oral Care and Home Care organic sales. The increase in Oral Care was primarily due to organic sales growth in the toothpaste and manual toothbrush categories. The increase in Home Care was primarily due to organic sales growth in the surface cleaner category.

The Company’s share of the global toothpaste market was 41.4% on a year-to-date basis, up 0.3 share points from the year ago period, and its share of the global manual toothbrush market was 33.1% on a year-to-date basis, up 0.8 share points from the year ago period. Year-to-date market shares in toothpaste were up in Latin America and EMEA and down in North America and Asia Pacific versus the comparable 2025 period. In the manual toothbrush category, year-to-date market shares were up in North America, Latin America, EMEA and Asia Pacific versus the comparable 2025 period. For additional information regarding market shares, see “Market Share Information” below.

Net sales in the Hill’s Pet Nutrition segment were $1,205 in the third quarter of 2026, up 5.6% from the third quarter of 2025, due to volume growth of 1.8% and net selling price increases of 3.9%, partially offset by negative foreign exchange of 0.1%. Organic sales in the Hill’s Pet Nutrition segment increased 5.7% in the third quarter of 2026, including a negative impact from lower private label pet food sales (70 bps).

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Gross Profit/Margin

Worldwide Gross profit increased to $3,233 in the third quarter of 2026 compared to $3,049 in the third quarter of 2025. Worldwide Gross profit in the third quarter of 2026 included charges resulting from the Strategic Growth and Productivity Program. Excluding these charges, Worldwide Gross profit increased to $3,238 in the third quarter of 2026 compared to $3,049 in the third quarter of 2025, reflecting an increase of $141 from higher Net sales and $47 from higher Gross profit margin.

Worldwide Gross profit margin increased to 60.2% in the third quarter of 2026 from 59.4% in the third quarter of 2025. Excluding the charges resulting from the Strategic Growth and Productivity Program in the third quarter of 2026, Gross profit margin increased to 60.3% in the third quarter of 2026 from 59.4% in the third quarter of 2025. This increase in Gross profit margin was due to cost savings from the Company’s funding-the-growth initiatives (290 bps), higher pricing (80 bps) and favorable mix (20 bps), partially offset by significantly higher raw and packaging material costs (300 bps).

	Three Months Ended September 30,
	2026	2025
Gross profit, GAAP	$3,233	$3,049
Strategic Growth and Productivity Program	5	—
Gross profit, non-GAAP	$3,238	$3,049

	Three Months Ended September 30,
	2026	2025	Basis Point Change
Gross profit margin	60.2%	59.4%	80
Strategic Growth and Productivity Program	0.1%	—%
Gross profit margin, non-GAAP	60.3%	59.4%	90

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 7% to $2,111 in the third quarter of 2026 compared to $1,971 in the third quarter of 2025. Selling, general and administrative expenses in the third quarter of 2026 included charges resulting from the Strategic Growth and Productivity Program. Excluding these charges, Selling, general and administrative expenses increased 7% to $2,102 in the third quarter of 2026 compared to $1,971 in the third quarter of 2025, reflecting increased advertising investment of $101 and higher overhead expenses of $30.

Selling, general and administrative expenses as a percentage of Net sales increased by 90 bps to 39.3% in the third quarter of 2026 as compared to 38.4% in the third quarter of 2025. Excluding the charges resulting from the Strategic Growth and Productivity Program in the third quarter of 2026, Selling, general and administrative expenses as a percentage of Net sales increased by 70 bps to 39.1% in the third quarter of 2026 compared to 38.4% in the third quarter of 2025. This increase was due to increased advertising investment (130 bps), partially offset by lower overhead expenses (60 bps), both as a percentage of Net sales. Lower overhead expenses were driven by overhead efficiencies (90 bps), partially offset by higher logistics costs (30 bps). In the third quarter of 2026, advertising investment increased as a percentage of Net sales to 14.4% from 13.1% in the third quarter of 2025, or 15% in absolute terms, to $775 as compared to $674 in the third quarter of 2025.

	Three Months Ended September 30,
	2026	2025
Selling, general and administrative expenses, GAAP	$2,111	$1,971
Strategic Growth and Productivity Program	(9)	—
Selling, general and administrative expenses, non-GAAP	$2,102	$1,971

	Three Months Ended September 30,
	2026	2025	Basis Point Change
Selling, general and administrative expenses as a percentage of Net sales, GAAP	39.3%	38.4%	90
Strategic Growth and Productivity Program	(0.2)%	—%
Selling, general and administrative expenses as a percentage of Net sales, non-GAAP	39.1%	38.4%	70
Other (Income) Expense, Net
Other (income) expense, net was $34 and $19 in the third quarter of 2026 and 2025, respectively. Other (income) expense, net in the third quarter of 2026 included charges resulting from the Strategic Growth and Productivity Program. Excluding these charges, Other (income) expense, net was $19 in the third quarter of 2026 and 2025.

	Three Months Ended September 30,
	2026	2025
Other (income) expense, net, GAAP	$34	$19
Strategic Growth and Productivity Program	(15)	—
Other (income) expense, net, non-GAAP	$19	$19

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Operating Profit

Operating profit increased 3% to $1,088 in the third quarter of 2026 from $1,059 in the third quarter of 2025. Operating profit in the third quarter of 2026 included charges resulting from the Strategic Growth and Productivity Program. Excluding these charges, Operating profit increased 5% to $1,117 in the third quarter of 2026 from $1,059 in the third quarter of 2025 due to an increase in Gross profit, partially offset by an increase in Selling, general and administrative expenses.

Operating profit margin was 20.3% in the third quarter of 2026, a decrease of 30 bps compared to 20.6% in the third quarter of 2025. Excluding the charges resulting from the Strategic Growth and Productivity Program in the third quarter of 2026, Operating profit margin was 20.8% in the third quarter of 2026, an increase of 20 bps compared to 20.6% in the third quarter of 2025. This increase in Operating profit margin was due to an increase in Gross profit (90 bps), partially offset by an increase in Selling, general and administrative expenses (70 bps), both as a percentage of Net sales.

	Three Months Ended September 30,
	2026	2025	% Change
Operating profit, GAAP	$1,088	$1,059	3%
Strategic Growth and Productivity Program	29	—
Operating profit, non-GAAP	$1,117	$1,059	5%

	Three Months Ended September 30,
	2026	2025	Basis Point Change
Operating profit margin, GAAP	20.3%	20.6%	(30)
Strategic Growth and Productivity Program	0.5%	—%
Operating profit margin, non-GAAP	20.8%	20.6%	20

Non-Service Related Postretirement Costs

Non-service related postretirement costs were $24 and $21 in the third quarter of 2026 and 2025, respectively. Non-service related postretirement costs in the third quarter of 2026 included charges resulting from the Strategic Growth and Productivity Program. Excluding these charges, Non-service related postretirement costs were $23 in the third quarter of 2026 and $21 in the third quarter of 2025.

	Three Months Ended September 30,
	2026	2025
Non-service related postretirement costs, GAAP	$24	$21
Strategic Growth and Productivity Program	(1)	—
Non-service related postretirement costs, non-GAAP	$23	$21

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Net Income Attributable to Colgate-Palmolive Company and Earnings Per Share

Net income attributable to Colgate-Palmolive Company in the third quarter of 2026 increased to $751 from $735 in the third quarter of 2025 and Earnings per common share on a diluted basis increased to $0.94 per share in the third quarter of 2026 from $0.91 in the third quarter of 2025. Net income attributable to Colgate-Palmolive Company in the third quarter of 2026 included charges resulting from the Strategic Growth and Productivity Program.

Excluding the charges described above, Net income attributable to Colgate-Palmolive Company in the third quarter of 2026 increased 6% to $777 from $735 in the third quarter of 2025 and Earnings per common share on a diluted basis increased 7% to $0.97 in the third quarter of 2026 from $0.91 in the third quarter of 2025.

	Three Months Ended September 30, 2026
	Income Before Income Taxes	Provision For Income Taxes(1)	Net Income Including Noncontrolling Interests	Less: Income Attributable to Noncontrolling Interests	Net Income Attributable To Colgate-Palmolive Company	Diluted Earnings Per Share(2)
As Reported GAAP	$1,019	$240	$779	$28	$751	$0.94
Strategic Growth and Productivity Program	30	3	26	—	26	0.03
Non-GAAP	$1,049	$244	$805	$28	$777	$0.97

	Three Months Ended September 30, 2025
	Income Before Income Taxes	Provision For Income Taxes	Net Income Including Noncontrolling Interests	Less: Income Attributable to Noncontrolling Interests	Net Income Attributable To Colgate-Palmolive Company	Diluted Earnings Per Share
As Reported GAAP	$992	$226	$766	$31	$735	$0.91
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
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Net Sales and Operating Profit by Segment

Oral, Personal and Home Care

North America

	Three Months Ended September 30,
	2026	2025	Change
Net sales	$905	$922	(1.7)%
Operating profit	$177	$199	(11)%
% of Net sales	19.5%	21.6%	(210)	bps
Net sales in North America decreased 1.7% in the third quarter of 2026 to $905, driven by volume declines of 3.7% and negative foreign exchange of 0.2%, partially offset by net selling price increases of 2.2%. Organic sales in North America decreased 1.6% in the third quarter of 2026. The organic sales decline was driven by the United States.

The decrease in organic sales in North America in the third quarter of 2026 versus the third quarter of 2025 was primarily due to decreases in Personal Care and Oral Care organic sales. The decrease in Personal Care was primarily due to organic sales declines in the body wash and underarm protection categories. The decrease in Oral Care was primarily due to an organic sales decline in the toothpaste category.

Operating profit in North America decreased 11% in the third quarter of 2026 to $177, or 210 bps to 19.5% as a percentage of Net sales. This decrease in Operating profit as a percentage of Net sales was primarily due to a decrease in Gross profit (70 bps) and an increase in Selling, general and administrative expenses (160 bps), both as a percentage of Net sales. This decrease in Gross profit was due to significantly higher raw and packaging material costs (520 bps) and unfavorable mix (10 bps), partially offset by cost savings from the Company’s funding-the-growth initiatives (350 bps) and higher pricing. This increase in Selling, general and administrative expenses was due to increased advertising investment (100 bps) and higher overhead expenses (60 bps).

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Latin America

	Three Months Ended September 30,
	2026	2025	Change
Net sales	$1,326	$1,178	12.5%
Operating profit	$392	$337	17%
% of Net sales	29.6%	28.6%	100	bps
Net sales in Latin America increased 12.5% in the third quarter of 2026 to $1,326, driven by volume growth of 3.9%, net selling price increases of 2.1% and positive foreign exchange of 6.5%. Organic sales in Latin America increased 6.0% in the third quarter of 2026. Organic sales growth was led by Brazil, Argentina and Colombia.

The increase in organic sales in Latin America in the third quarter of 2026 versus the third quarter of 2025 was primarily due to increases in Oral Care and Home Care organic sales. The increase in Oral Care was primarily due to organic sales growth in the toothpaste and manual toothbrush categories. The increase in Home Care was primarily due to organic sales growth in the surface cleaner category.

Operating profit in Latin America increased 17% in the third quarter of 2026 to $392, or 100 bps to 29.6% as a percentage of Net sales. This increase in Operating profit as a percentage of Net sales was due to an increase in Gross profit (290 bps), partially offset by an increase in Selling, general and administrative expenses (160 bps) and an increase in Other (income) expense, net (40 bps), all as a percentage of Net sales. This increase in Gross profit was due to cost savings from the Company’s funding-the-growth initiatives (250 bps), higher pricing and favorable mix (30 bps), partially offset by higher raw and packaging material costs (80 bps). This increase in Selling, general and administrative expenses was primarily due to increased advertising investment (130 bps).

Europe, Middle East & Africa

	Three Months Ended September 30,
	2026	2025	Change
Net sales	$1,130	$1,115	1.4%
Operating profit	$262	$243	8%
% of Net sales	23.2%	21.8%	140	bps

Net sales in EMEA increased 1.4% in the third quarter of 2026 to $1,130, driven by volume growth of 3.5%, partially offset by net selling price decreases of 0.9% and negative foreign exchange of 1.2%. Organic sales in EMEA increased 2.7% in the third quarter of 2026. Organic sales growth was led by Türkiye, the United Kingdom and Spain, partially offset by organic sales declines in the Middle East region.

The increase in organic sales in EMEA in the third quarter of 2026 versus the third quarter of 2025 was due to increases in Oral Care and Personal Care organic sales, partially offset by a decrease in Home Care organic sales. The increase in Oral Care was primarily due to organic sales growth in the toothpaste and manual toothbrush categories. The increase in Personal Care was primarily due to organic sales growth in the body wash and skin health categories. The decrease in Home Care was primarily due to an organic sales decline in the fabric softener category.

Operating profit in EMEA increased 8% in the third quarter of 2026 to $262, or 140 bps to 23.2% as a percentage of Net sales. This increase in Operating profit as a percentage of Net sales was due to an increase in Gross profit (40 bps), a decrease in Selling, general and administrative expenses (40 bps) and a decrease in Other (income) expense, net (50 bps), all as a percentage of Net sales. This increase in Gross profit was due to cost savings from the Company’s funding-the-growth initiatives (250 bps) and favorable mix (20 bps), partially offset by higher raw and packaging material costs (200 bps) and lower pricing. This decrease in Selling, general and administrative expenses was due to lower overhead expenses (80 bps), partially offset by increased advertising investment (50 bps).

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Asia Pacific

	Three Months Ended September 30,
	2026	2025	Change
Net sales	$802	$775	3.5%
Operating profit	$211	$213	(1)%
% of Net sales	26.4%	27.5%	(110)	bps
Net sales in Asia Pacific increased 3.5% in the third quarter of 2026 to $802, driven by volume growth of 1.9% and net selling price increases of 2.8%, partially offset by negative foreign exchange of 1.1%. Organic sales in Asia Pacific increased 4.6% in the third quarter of 2026. Organic sales growth was driven by India, the Greater China region and the Philippines.

The increase in organic sales in Asia Pacific in the third quarter of 2026 versus the third quarter of 2025 was primarily due to an increase in Oral Care organic sales, which was largely due to organic sales growth in the toothpaste and manual toothbrush categories.

Operating profit in Asia Pacific decreased 1% in the third quarter of 2026 to $211, or 110 bps to 26.4% as a percentage of Net sales. This decrease in Operating profit as a percentage of Net sales was due to a decrease in Gross profit (40 bps) and an increase in Selling, general and administrative expenses (70 bps), both as a percentage of Net sales. This decrease in Gross profit was due to significantly higher raw and packaging material costs (550 bps), partially offset by cost savings from the Company’s funding-the-growth initiatives (380 bps), higher pricing and favorable mix (30 bps). This increase in Selling, general and administrative expenses was due to increased advertising investment (130 bps), partially offset by lower overhead expenses (60 bps).

Hill’s Pet Nutrition

	Three Months Ended September 30,
	2026	2025	Change
Net sales	$1,205	$1,142	5.6%
Operating profit	$267	$255	5%
% of Net sales	22.2%	22.4%	(20)	bps
Net sales for Hill’s Pet Nutrition increased 5.6% in the third quarter of 2026 to $1,205, driven by volume growth of 1.8% and net selling price increases of 3.9%, partially offset by negative foreign exchange of 0.1%. Organic sales in Hill’s Pet Nutrition increased 5.7% in the third quarter of 2026, including a negative impact from lower private label pet food sales (70 bps). Organic sales growth was led by the United States and Europe.
The increase in organic sales in Hill’s Pet Nutrition in the third quarter of 2026 versus the third quarter of 2025 was due to organic sales growth in the therapeutic and wellness categories.

Operating profit in Hill’s Pet Nutrition increased 5% in the third quarter of 2026 to $267, while as a percentage of Net sales it decreased by 20 bps to 22.2%. This decrease in Operating profit as a percentage of Net sales was primarily due to an increase in Gross profit (170 bps), more than offset by an increase in Selling, general and administrative expenses (200 bps), both as a percentage of Net sales. This increase in Gross profit was due to cost savings from the Company’s funding-the-growth initiatives (290 bps), higher pricing and favorable mix (20 bps), partially offset by significantly higher raw and packaging material costs (290 bps). This increase in Selling, general and administrative expenses was due to increased advertising investment (290 bps), partially offset by lower overhead expenses (90 bps).

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Corporate

	Three Months Ended September 30,
	2026	2025	Change
Operating profit (loss)	$(221)	$(189)	17%
Operating profit (loss) related to Corporate was $(221) in the third quarter of 2026 as compared to $(189) in the third quarter of 2025.
In the third quarter of 2026, Corporate Operating profit (loss) included charges of $29 resulting from the Strategic Growth and Productivity Program.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Nine Months

Worldwide Net sales were $16,055 in the first nine months of 2026, up 6.0% as compared to the first nine months of 2025, due to volume growth of 1.2%, net selling price increases of 1.9% and positive foreign exchange of 2.8%. The Prime100 acquisition contributed 0.2% to volume. Organic sales increased 3.0% in the first nine months of 2026, including a negative impact from lower private label pet food sales (40 bps).

Net sales in the Oral, Personal and Home Care product segment were $12,461 in the first nine months of 2026, up 6.2% from the first nine months of 2025, due to volume growth of 1.5%, net selling price increases of 1.4% and positive foreign exchange of 3.3%. Organic sales in the Oral, Personal and Home Care product segment increased 2.9% in the first nine months of 2026.

The increase in organic sales in the first nine months of 2026 versus the first nine months of 2025 was primarily due to increases in Oral Care and Home Care organic sales. The increase in Oral Care was primarily due to organic sales growth in the toothpaste and manual toothbrush categories. The increase in Home Care was primarily due to organic sales growth in the surface cleaner and hand dish categories.

Net sales in the Hill’s Pet Nutrition segment were $3,594 in the first nine months of 2026, an increase of 5.2% from the first nine months of 2025, due to volume growth of 0.3%, net selling price increases of 3.9% and positive foreign exchange of 1.1%. The Prime100 acquisition contributed 0.8% to volume. Organic sales in the Hill’s Pet Nutrition segment increased 3.3% in the first nine months of 2026, including a negative impact from lower private label pet food sales (180 bps).

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Net Sales and Operating Profit by Segment

Net sales and Operating profit by segment were as follows:

	Nine Months Ended September 30,
	2026	2025
Net sales
Oral, Personal and Home Care
North America(1)	$2,684	$2,745
Latin America	4,011	3,528
Europe, Middle East & Africa(1)	3,377	3,204
Asia Pacific(1)	2,388	2,259
Total Oral, Personal and Home Care	12,461	11,735
Hill's Pet Nutrition	3,594	3,417
Total Net sales	$16,055	$15,152

Operating profit
Oral, Personal and Home Care
North America(1)	$510	$583
Latin America	1,211	1,052
Europe, Middle East & Africa(1)	791	706
Asia Pacific(1)	643	620
Total Oral, Personal and Home Care	3,155	2,961
Hill's Pet Nutrition	816	778
Corporate	(902)	(523)
Total Operating profit	$3,069	$3,214
Note: Table may not sum due to rounding.
(1) The Company has recast its historical geographic segment information to conform to the reporting structure effective as of March 31, 2026.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Net sales and Organic sales change by segment were as follows:

	For the Nine Months Ended September 30, 2026 vs. 2025
Oral, Personal and Home Care	Net Sales	Organic Sales	As Reported Volume(1)	Pricing	Foreign Exchange
North America(2)	(2.2)%	(2.3)%	(3.6)%	1.4%	0.1%
Latin America	13.7%	5.6%	2.8%	2.7%	8.1%
Europe, Middle East & Africa(2)	5.4%	2.7%	3.0%	(0.3)%	2.8%
Asia Pacific(2)	5.7%	5.1%	3.5%	1.6%	0.6%
Total Oral, Personal and Home Care	6.2%	2.9%	1.5%	1.4%	3.3%
Hill's Pet Nutrition	5.2%	3.3%	0.3%	3.9%	1.1%
Total Company	6.0%	3.0%	1.2%	1.9%	2.8%
Note: Table may not sum due to rounding.
(1) The impact of the acquisition of the Prime100 pet food business on as reported volume was 0.8% and 0.2% for Hill's Pet Nutrition and Total Company, respectively.
(2) The Company has recast its historical geographic segment information to conform to the reporting structure effective as of March 31, 2026.
In the first nine months of 2026, Operating profit (loss) related to Corporate was $(902) as compared to $(523) in the first nine months of 2025. Corporate Operating profit (loss) for the nine months ended September 30, 2026 included charges resulting from the Strategic Growth and Productivity Program of $327. Corporate Operating profit (loss) for the nine months ended September 30, 2025 included charges resulting from the ERISA litigation matter of $15 and acquisition-related costs of $9.

Gross Profit/Margin

Worldwide Gross profit increased to $9,755 in the first nine months of 2026 from $9,105 in the first nine months of 2025. Worldwide Gross profit in the first nine months of 2026 included charges resulting from the Strategic Growth and Productivity Program. Excluding these charges, Worldwide Gross profit increased to $9,762 in the first nine months of 2026 from $9,105 in the first nine months of 2025, reflecting an increase of $544 resulting from higher Net sales and $113 from higher Gross profit margin.

Worldwide Gross profit margin increased to 60.8% in the first nine months of 2026 from 60.1% in the first nine months of 2025. This increase in Gross profit margin was due to cost savings from the Company’s funding-the-growth initiatives (270 bps), higher pricing (70 bps) and favorable mix (20 bps), partially offset by significantly higher raw and packaging material costs (290 bps).

	Nine Months Ended September 30,
	2026	2025
Gross profit, GAAP	$9,755	$9,105
Strategic Growth and Productivity Program	7	—
Gross profit, non-GAAP	$9,762	$9,105

	Nine Months Ended September 30,
	2026	2025	Basis Point Change
Gross profit margin	60.8%	60.1%	70

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 8% to $6,316 in the first nine months of 2026 from $5,833 in the first nine months of 2025. Selling, general and administrative expenses in the first nine months of 2026 included charges resulting from the Strategic Growth and Productivity Program. Selling, general and administrative expenses in the first nine months of 2025 included charges related to the ERISA litigation matter. Excluding these charges in both periods, as applicable, Selling, general and administrative expenses increased to $6,296 in the first nine months of 2026 from $5,817 in the first nine months of 2025, reflecting increased advertising investment of $266 and higher overhead expenses of $213.

Selling, general and administrative expenses as a percentage of Net sales increased to 39.3% in the first nine months of 2026 from 38.5% in the first nine months of 2025. Excluding the charges described above in both periods, as applicable, Selling, general and administrative expenses as a percentage of Net sales increased to 39.2% in the first nine months of 2026 from 38.4% in the first nine months of 2025. This increase was primarily due to increased advertising investment (90 bps) as a percentage of Net sales. In the first nine months of 2026, advertising investment increased as a percentage of Net sales to 14.2% from 13.3% in the first nine months of 2025, or 13% in absolute terms, to $2,286 as compared to $2,020 in the first nine months of 2025.

	Nine Months Ended September 30,
	2026	2025
Selling, general and administrative expenses, GAAP	$6,316	$5,833
Strategic Growth and Productivity Program	(20)	—
ERISA litigation matter	—	(15)
Selling, general and administrative expenses, non-GAAP	$6,296	$5,817
Note: Table may not sum due to rounding.

	Nine Months Ended September 30,
	2026	2025	Basis Point Change
Selling, general and administrative expenses as a percentage of Net sales, GAAP	39.3%	38.5%	80
Strategic Growth and Productivity Program	(0.1)%	—%
ERISA litigation matter	—%	(0.1)%
Selling, general and administrative expenses as a percentage of Net sales, non-GAAP	39.2%	38.4%	80
Other (Income) Expense, Net

Other (income) expense, net was $370 and $58 in the first nine months of 2026 and 2025, respectively. Other (income) expense, net in the first nine months of 2026 included charges resulting from the Strategic Growth and Productivity Program. Other (income) expense, net in the first nine months of 2025 included acquisition-related costs. Excluding these items in both periods, as applicable, Other (income) expense, net was $70 in the first nine months of 2026 and $48 in the first nine months of 2025.

	Nine Months Ended September 30,
	2026	2025
Other (income) expense, net, GAAP	$370	$58
Strategic Growth and Productivity Program	(300)	—
Acquisition-related costs	—	(9)
Other (income) expense, net, non-GAAP	$70	$48
Note: Table may not sum due to rounding.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Operating Profit

Operating profit decreased 5% to $3,069 in the first nine months of 2026 from $3,214 in the first nine months of 2025. Operating profit in the first nine months of 2026 included charges resulting from the Strategic Growth and Productivity Program. Operating profit in the first nine months of 2025 included charges related to the ERISA litigation matter and acquisition-related costs. Excluding these items in both periods, as applicable, Operating profit increased to $3,396 in the first nine months of 2026 from $3,240 in the first nine months of 2025, due to an increase in Gross profit, partially offset by an increase in Selling, general and administrative expenses and an increase in Other (income) expense, net.

Operating profit margin was 19.1% in the first nine months of 2026, a decrease of 210 bps compared to 21.2% in the first nine months of 2025. Excluding the items described above in both periods, as applicable, Operating profit margin was 21.2% in the first nine months of 2026, a decrease of 20 bps compared to 21.4% in the first nine months of 2025, primarily due to an increase in Gross profit (70 bps), more than offset by an increase in Selling, general and administrative expenses (80 bps), both as a percentage of Net sales.

	Nine Months Ended September 30,
	2026	2025	% Change
Operating profit, GAAP	$3,069	$3,214	(5)%
Strategic Growth and Productivity Program	327	—
ERISA litigation matter	—	15
Acquisition-related costs	—	9
Operating profit, non-GAAP	$3,396	$3,240	5%
Note: Table may not sum due to rounding.

	Nine Months Ended September 30,
	2026	2025	Basis Point Change
Operating profit margin, GAAP	19.1%	21.2%	(210)
Strategic Growth and Productivity Program	2.1%	—%
ERISA litigation matter	—%	0.1%
Acquisition-related costs	—%	0.1%
Operating profit margin, non-GAAP	21.2%	21.4%	(20)
Non-Service Related Postretirement Costs

Non-service related postretirement costs were $70 and $116 in the first nine months of 2026 and 2025, respectively. Non-service related postretirement costs in the first nine months of 2026 included charges resulting from the Strategic Growth and Productivity Program. Non-service related postretirement costs in the first nine months of 2025 included charges related to the ERISA litigation matter. Excluding these charges in both periods, as applicable, Non-service related postretirement costs were $64 in the first nine months of 2026 and $66 in the first nine months of 2025.

	Nine Months Ended September 30,
	2026	2025
Non-service related postretirement costs, GAAP	$70	$116
Strategic Growth and Productivity Program	(6)	—
ERISA litigation matter	—	(50)
Non-service related postretirement costs, non-GAAP	$64	$66

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Income Taxes

The effective income tax rate was 23.6% and 22.8% for the third quarter of 2026 and 2025, respectively. As reflected in the table below, the non-GAAP effective income tax rate was 23.3% and 22.8% for the third quarter of 2026 and 2025, respectively.

The effective income tax rate was 23.8% and 23.2% for the first nine months of 2026 and 2025, respectively. As reflected in the table below, the non-GAAP effective income tax rate was 23.3% for the first nine months of 2026 and 23.2% for the first nine months of 2025.

The quarterly provision for income taxes is determined based on the Company’s estimated full year effective income tax rate adjusted by the amount of tax attributable to infrequent or unusual items that are separately recognized on a discrete basis in the income tax provision in the quarter in which they occur. The Company’s current estimate of its full year effective income tax rate before discrete period items is 23.5%, compared to 23.3% in 2025.
On July 4, 2025, U.S. tax legislation was signed into law (the “OBBBA”) which made permanent many of the tax provisions enacted in 2017 as part of the Tax Cuts and Jobs Act that were set to expire at the end of 2025. In addition, the OBBBA made changes to certain U.S. corporate tax provisions, many of which were effective beginning January 1, 2026. The OBBBA did not have a material effect on the Company’s Consolidated Financial Statements for the nine months ended September 30, 2026.
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

Based on current legislation and available guidance, apart from the significant additional time and resources required to comply, Pillar II did not have a material impact on the Company’s Consolidated Financial Statements for the nine months ended September 30, 2026 and the Company does not believe it will have a material impact going forward.

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

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

The Company has ongoing federal, state and international income tax audits in various jurisdictions and evaluates uncertain tax positions that may be challenged by local tax authorities and not fully sustained. All U.S. federal income tax returns through December 31, 2013 have been audited by the IRS and there are limited matters which the Company plans to appeal for years 2010 through 2013. One such matter relates to the IRS assessment of taxes on the Company by imputing income on certain activities within one of our international operations, which is also under audit for the years 2014 through 2018. There were U.S. Tax Court rulings during 2023 in favor of the IRS against two unrelated third parties on similar matters. In October 2025, in one of those cases, the applicable U.S. Court of Appeals reversed the U.S. Tax Court’s decision and ruled in favor of the taxpayer. The case involving the other third party is still pending. The Company continues to believe that the tax assessment against the Company is without merit. While there can be no assurances, the Company believes this matter will ultimately be decided in favor of the Company. The amount of tax plus interest for the years 2010 through 2021 is estimated to be approximately $170, which is not included in the Company’s uncertain tax positions. In May 2024, the IRS initiated an audit for the years 2019 through 2021, which is still ongoing.

	Three Months Ended September 30,
	2026			2025
	Income Before Income Taxes	Provision For Income Taxes(1)	Effective Income Tax Rate(2)	Income Before Income Taxes	Provision For Income Taxes(1)	Effective Income Tax Rate(2)
As Reported GAAP	$1,019	$240	23.6%	$992	$226	22.8%
Strategic Growth and Productivity Program	30	3	(0.3)%	—	—	—
Non-GAAP	$1,049	$244	23.3%	$992	$226	22.8%

	Nine Months Ended September 30,
	2026			2025
	Income Before Income Taxes	Provision For Income Taxes(1)	Effective Income Tax Rate(2)	Income Before Income Taxes	Provision For Income Taxes(1)	Effective Income Tax Rate(2)
As Reported GAAP	$2,863	$682	23.8%	$2,951	$685	23.2%
Strategic Growth and Productivity Program	333	64	(0.5)%	—	—	—
ERISA litigation matter	—	—	—	65	12	—
Acquisition-related costs	—	—	—	9	2	—
Non-GAAP	$3,196	$746	23.3%	$3,027	$702	23.2%
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
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Net Income Attributable to Colgate-Palmolive Company and Earnings Per Share

Net income attributable to Colgate-Palmolive Company in the first nine months of 2026 decreased to $2,090 from $2,169 in the comparable 2025 period. Earnings per common share on a diluted basis decreased to $2.61 in the first nine months of 2026 from $2.67 in the comparable 2025 period. Net income attributable to Colgate-Palmolive Company in the first nine months of 2026 included charges resulting from the Strategic Growth and Productivity Program. Net income attributable to Colgate-Palmolive Company in the first nine months of 2025 included charges related to the ERISA litigation matter and acquisition-related costs.

Excluding the items described above in both periods, as applicable, Net income attributable to Colgate-Palmolive Company in the first nine months of 2026 increased 6% to $2,359 from $2,228 in the first nine months of 2025, and Earnings per common share on a diluted basis increased 7% to $2.94 in the first nine months of 2026 from $2.74 in the first nine months of 2025.

	Nine Months Ended September 30, 2026
	Income Before Income Taxes	Provision For Income Taxes(1)	Net Income Including Noncontrolling Interests	Less: Income Attributable to Noncontrolling Interests	Net Income Attributable To Colgate-Palmolive Company	Diluted Earnings Per Share(2)
As Reported GAAP	$2,863	$682	$2,181	$91	$2,090	$2.61
Strategic Growth and Productivity Program	333	64	269	1	268	0.33
Non-GAAP	$3,196	$746	$2,450	$91	$2,359	$2.94

	Nine Months Ended September 30, 2025
	Income Before Income Taxes	Provision For Income Taxes(1)	Net Income Including Noncontrolling Interests	Less: Income Attributable to Noncontrolling Interests	Net Income Attributable To Colgate-Palmolive Company	Diluted Earnings Per Share(2)
As Reported GAAP	$2,951	$685	$2,266	$97	$2,169	$2.67
ERISA litigation matter	65	12	53	—	53	0.06
Acquisition-related costs	9	2	7	—	7	0.01
Non-GAAP	$3,027	$702	$2,325	$97	$2,228	$2.74
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

For the three and nine months ended September 30, 2026, charges resulting from the Strategic Growth and Productivity Program are reflected in the income statement as follows:

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
Gross Profit	$5	$7
Selling, general and administrative expenses	9	20
Other (income) expense, net	15	300
Non-service related postretirement costs	1	6
Total Strategic Growth and Productivity Program, pre-tax	$30	$333

Total Strategic Growth and Productivity Program, after-tax	$26	$268

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
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Total charges incurred for the Strategic Growth and Productivity Program relate to initiatives undertaken by the following reportable operating segments and Corporate:

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026	Program-to-date Accumulated Charges

North America	(3)%	9%	9%
Latin America	16%	15%	15%
Europe, Middle East & Africa	54%	27%	27%
Asia Pacific	9%	3%	3%
Hill’s Pet Nutrition	—%	19%	18%
Corporate	24%	27%	28%
Total	100%	100%	100%

Since the inception of the Strategic Growth and Productivity Program, the Company has incurred cumulative pre-tax charges of $346 ($278 after-tax) in connection with the implementation of various projects as follows:

Cumulative Charges as of September 30, 2026

Employee-Related Costs	$300
Asset-Related Costs and Other	46
Total	$346

The following table summarizes the activity for the restructuring accrual:

	Three Months Ended September 30, 2026
	Employee-Related Costs	Asset-Related Costs & Other	Total
Balance at June 30, 2026	$210	$18	$228
Charges	20	10	30
Cash payments	(68)	(8)	(76)
Charges against assets and liabilities	(1)	(1)	(2)
Foreign exchange	(8)	—	(8)
Balance at September 30, 2026	$153	$19	$172

	Nine Months Ended September 30, 2026
	Employee-Related Costs	Asset-Related Costs & Other	Total
Balance at December 31, 2025	$6	$4	$10
Charges	294	39	333
Cash payments	(121)	(19)	(140)
Charges against assets and liabilities	(6)	(5)	(11)
Foreign exchange	(20)	—	(20)
Balance at September 30, 2026	$153	$19	$172

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Employee-Related Costs primarily include severance and other termination benefits and are calculated based on long-standing benefit practices, written severance policies, local statutory requirements and, in certain cases, voluntary termination arrangements. Employee-Related Costs also include postretirement benefit enhancements of $1 and $6 for the three and nine months ended September 30, 2026, respectively. These amounts are reflected as Charges against assets and liabilities within Employee-Related Costs in the preceding tables as the corresponding balance sheet amounts are reflected as an increase in postretirement liabilities.

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

Net sales growth (GAAP) and organic sales growth (Net sales growth excluding the impact of foreign exchange, acquisitions and divestments) (non-GAAP) are discussed in this Quarterly Report on Form 10-Q. Management believes the organic sales growth measure provides investors and analysts with useful supplemental information regarding the Company’s underlying sales trends by presenting sales growth excluding the external factor of foreign exchange, as well as the impact of acquisitions and divestments, as applicable. A reconciliation of organic sales growth to Net sales growth for the three and nine months ended September 30, 2026 is provided below.

Gross profit, Gross profit margin, Selling, general and administrative expenses, Selling, general and administrative expenses as a percentage of Net sales, Other (income) expense, net, Operating profit, Operating profit margin, Non-service related postretirement costs, Effective income tax rate, Net income attributable to Colgate-Palmolive Company and Earnings per share on a diluted basis are discussed in this Quarterly Report on Form 10-Q both on a GAAP basis and excluding, as applicable, charges resulting from the Strategic Growth and Productivity Program and the ERISA litigation matter and acquisition-related costs. These non-GAAP financial measures exclude items that, either by their nature or amount, management would not expect to occur as part of the Company’s normal business on a regular basis, such as restructuring charges, charges for certain litigation and tax matters, acquisition-related costs, gains and losses from certain divestitures and certain other unusual, non-recurring items. Investors and analysts use these financial measures in assessing the Company’s business performance, and management believes that presenting these financial measures on a non-GAAP basis provides them with useful supplemental information to enhance their understanding of the Company’s underlying business performance and trends. These non-GAAP financial measures also enhance the ability to compare period-to-period financial results. A reconciliation of each of these non-GAAP financial measures to the most directly comparable GAAP financial measures for the three and nine months ended September 30, 2026 and 2025 is presented within the applicable section of Results of Operations.

The following tables provide a quantitative reconciliation of Net sales growth to organic sales growth for the three and nine months ended September 30, 2026:

Three Months Ended September 30, 2026	Net Sales Growth (GAAP)	Foreign Exchange Impact	Acquisitions and Divestments Impact	Organic Sales Growth (Non-GAAP)
Oral, Personal and Home Care
North America(1)	(1.7)%	(0.2)%	—%	(1.6)%
Latin America	12.5%	6.5%	—%	6.0%
Europe, Middle East & Africa(1)	1.4%	(1.2)%	—%	2.7%
Asia Pacific(1)	3.5%	(1.1)%	—%	4.6%
Total Oral, Personal and Home Care	4.4%	1.3%	—%	3.1%
Hill's Pet Nutrition	5.6%	(0.1)%	—%	5.7%
Total Company	4.6%	1.0%	—%	3.6%
Note: Table may not sum due to rounding.
(1) The Company has recast its historical geographic segment information to conform to the reporting structure effective for the quarter ended March 31, 2026.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Nine Months Ended September 30, 2026	Net Sales Growth (GAAP)	Foreign Exchange Impact	Acquisitions and Divestments Impact	Organic Sales Growth (Non-GAAP)
Oral, Personal and Home Care
North America(1)	(2.2)%	0.1%	—%	(2.3)%
Latin America	13.7%	8.1%	—%	5.6%
Europe, Middle East & Africa(1)	5.4%	2.8%	—%	2.7%
Asia Pacific(1)	5.7%	0.6%	—%	5.1%
Total Oral, Personal and Home Care	6.2%	3.3%	—%	2.9%
Hill's Pet Nutrition	5.2%	1.1%	0.8%	3.3%
Total Company	6.0%	2.8%	0.2%	3.0%
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

Cash Flow

Net cash provided by operations increased 6% to $2,913 in the first nine months of 2026, compared to $2,745 in the first nine months of 2025, primarily due to higher net income, excluding non-cash items in the period, and changes in working capital. The Company’s working capital was (6.3%) as a percentage of Net sales as of September 30, 2026 as compared to (4.0%) as of September 30, 2025. The Company defines working capital as the difference between current assets (excluding Cash and cash equivalents and marketable securities, the latter of which is reported in Other current assets) and current liabilities (excluding short-term debt).

Investing activities used $381 of cash in the first nine months of 2026, compared to $714 used in the first nine months of 2025. Investing activities in the first nine months of 2025 included the Company’s acquisition of Care TopCo Pty Ltd, the owner of the Prime100 pet food business, as discussed in Note 4, Acquisitions to the Condensed Consolidated Financial Statements.

Capital expenditures were $400 in the first nine months of 2026 compared to $387 in the first nine months of 2025. Capital expenditures for 2026 are expected to be approximately 3.0% of Net sales. The Company continues to focus its capital spending on projects that are expected to yield high after-tax returns.

Financing activities used $2,272 of cash during the first nine months of 2026, compared to $1,895 used in the first nine months of 2025. The increase in cash used in financing activities was primarily due to higher principal payments of debt and share repurchases in the first nine months of 2026 and the receipt of proceeds from the issuance of debt in the first nine months of 2025, partially offset by an increase in short-term borrowing in the first nine months of 2026.

Total debt decreased to $7,716 as of September 30, 2026, compared to $7,988 as of December 31, 2025. During the second quarter of 2025, the Company redeemed at maturity $130 of 30-year Medium-Term Notes with a fixed coupon of 7.60%. During the third quarter of 2025, the Company redeemed at maturity $500 of three-year Senior Notes with a fixed coupon of 3.10%. During the first quarter of 2026, the Company redeemed at maturity $500 of three-year Senior Notes with a fixed coupon of 4.800% and €500 of seven-year Medium-Term Notes with a fixed coupon rate of 0.500%. The redemptions were financed with commercial paper borrowings.

In April 2025, the Company issued $500 of five-year Senior Notes at a fixed coupon rate of 4.200%. The Company’s debt issuances support the Company’s capital structure objectives of funding its business and growth initiatives while minimizing its risk-adjusted cost of capital.

Domestic and foreign commercial paper outstanding was $1,037 and $147 as of September 30, 2026 and December 31, 2025, respectively. The average daily balances outstanding for commercial paper in the first nine months of 2026 and 2025 were $1,405 and $1,733, respectively. The Company classifies commercial paper and certain long-term debt that is subject to a put option as long-term debt when it has the intent and ability to refinance such obligations on a long-term basis, including, if necessary, by utilizing its available lines of credit.

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

Cash and cash equivalents increased $239 during the first nine months of 2026 to $1,527 at September 30, 2026, compared to $1,288 at December 31, 2025, the majority of which ($1,515 and $1,234, respectively) was held by the Company’s foreign subsidiaries.

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
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Cautionary Statement on Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain forward-looking statements (as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the SEC in its rules, regulations and releases) that set forth anticipated results based on management’s current plans and assumptions. Such statements may relate, for example, to sales or volume growth, net selling price increases, organic sales growth, profit or profit margin levels, earnings per share levels, financial goals, category growth rates, the impact of foreign exchange, the impact of developments in global trade relations and tariffs, the impact of geopolitical events and tensions, wars and military conflicts, such as in Ukraine and the Middle East, cost-reduction plans (including the Strategic Growth and Productivity Program), tax rates, interest rates, new product introductions, digital capabilities, commercial investment levels, acquisitions, divestitures, share repurchases or legal or tax proceedings, among other matters. These statements are made on the basis of the Company’s views and assumptions as of October 30, 2026. The Company undertakes no obligation to update these statements whether as a result of new information, future events or otherwise, except as required by law or by the rules and regulations of the SEC. Moreover, the Company does not, nor does any other person, assume responsibility for the accuracy and completeness of those statements. The Company cautions investors that any such forward-looking statements are not guarantees of future performance and that actual events or results may differ materially from those statements. Actual events or results may differ materially because of factors that affect international businesses and global macroeconomic and geopolitical conditions, as well as matters specific to the Company and the markets it serves, including the uncertain macroeconomic and political environment in different countries, including as a result of inflation and high interest rates and their effect on consumer sentiment and spending, foreign currency rate fluctuations, exchange controls, import restrictions, tariffs, sanctions, price or profit controls, labor relations, changes in foreign or domestic laws or regulations or their interpretation, political and fiscal developments, including developments in trade relations and the negotiation of trade agreements, tax and immigration policies, significant competition and a highly competitive omni-channel marketplace, including as a result of the growth of eCommerce and AI, a rapidly changing retail landscape and changes in the policies of retail trade customers, the ability to manage disruptions in our global supply chain and/or key office facilities, the ability to manage the availability and cost of raw and packaging materials and logistics costs, the ability to maintain or increase selling prices as needed, the emergence of alternative retail channels, the ability to develop innovative new products and successfully leverage AI and other new and emerging technologies, the ability to continue lowering costs and operate in an agile manner, the ability to successfully implement and realize the benefits of the Strategic Growth and Productivity Program, the ability to maintain the security of our information and operational technology systems from cybersecurity or data incidents, the ability to address the effects of climate change and implement our sustainability strategy and achieve our targets, the ability to complete acquisitions and divestitures as planned and successfully integrate acquired businesses, the ability to attract and retain key employees, the uncertainty of the outcome of legal proceedings, whether or not the Company believes they have merit, and the ability to address uncertain or unfavorable macroeconomic conditions, including inflation, disruptions in the credit markets and tax matters. For information about these and other factors that could impact the Company’s business and cause actual results to differ materially from forward-looking statements, refer to the Company’s filings with the SEC (including, but not limited to, the information set forth under the captions “Risk Factors” and “Cautionary Statement on Forward-Looking Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 and subsequent filings with the SEC).

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

COLGATE-PALMOLIVE COMPANY

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chairman of the Board, President and Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2026 (the “Evaluation”). Based upon the Evaluation, the Company’s Chairman of the Board, President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) are effective.

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

Item 1A.    Risk Factors

There have been no material changes from the risk factors disclosed in “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

The following table shows the stock repurchase activity for the three months in the quarter ended September 30, 2026:

Month	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(3) (in millions)
July 1 through 31, 2026	710,388	$92.16	707,000	$3,465
August 1 through 31, 2026	1,120,994	$91.64	1,119,500	$3,362
September 1 through 30, 2026	1,848,785	$87.58	1,534,609	$3,228
Total	3,680,167	$89.70	3,361,109

(1) Includes share repurchases under the 2025 Program and those associated with certain employee elections under the Company’s compensation and benefit programs.
(2) The difference between the total number of shares purchased and the total number of shares purchased as part of publicly announced plans or programs is 319,058 shares, which represents shares deemed surrendered to the Company to satisfy certain employee elections under the Company’s compensation and benefit programs.
(3) Includes approximate dollar value of shares that were available to be purchased under the publicly announced plans or programs.

COLGATE-PALMOLIVE COMPANY

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not Applicable.

Item 5.    Other Information

(c) Trading Plans

No director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, during the three months ended September 30, 2026.

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
The following materials from Colgate-Palmolive Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2026, formatted in Inline eXtensible Business Reporting Language (Inline XBRL): (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Cash Flows; (v) the Condensed Consolidated Statements of Changes in Shareholders’ Equity; and (vi) Notes to Condensed Consolidated Financial Statements.

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

COLGATE-PALMOLIVE COMPANY
(Registrant)

Principal Executive Officer:

October 30, 2026	/s/ Noel Wallace
Noel Wallace
Chairman of the Board, President and Chief Executive Officer

Principal Financial Officer:

October 30, 2026	/s/ Stanley J. Sutula III
Stanley J. Sutula III
Chief Financial Officer

Principal Accounting Officer:

October 30, 2026	/s/ Gregory O. Malcolm
Gregory O. Malcolm
Executive Vice President, Controller